Form 10-Q
period 1994-03-31
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1994-05-13
CIK 860097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
(Mark One)
     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1994
                                    -----------------------------------

                                       OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to
                                    --------   ---------
     Commission file number     0-18312
                            -----------------

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                  76-0252850
   -------------------------------                  -----------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

    2835 Holmes Road, Houston, Texas                         77051
 --------------------------------------            -----------------------
(Address of principal executive offices)                  (Zip Code)

                                (713) 799-5100
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES     X        NO
                  ----------      ------------

     The Registrant had 18,423,553 shares of common stock outstanding as of March 31, 1994.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                                     INDEX

                                                                        Page No.
                                                                       ---------
                        Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Consolidated Balance Sheets -
            March 31, 1994 (unaudited) and December 31, 1993                2

         Unaudited Consolidated Statements of Income -
            For the Three Months Ended March 31, 1994 and 1993              3

         Unaudited Consolidated Statements of Cash Flows -
            For the Three Months Ended March 31, 1994 and 1993              4

         Notes to Unaudited Consolidated Financial Statements              5-6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                             7-8

                          Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    9

Signature Page                                                              10

Exhibit Index                                                               11

                         PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,   DECEMBER 31,
                                                                                         1994          1993
                                                                                      -----------  -------------
                                                                                      (UNAUDITED)

                                                                                            (IN THOUSANDS)
                                A S S E T S
                                -----------
Current assets:
 Cash and cash equivalents                                                              $  4,266       $  2,492
 Accounts receivable, net                                                                 48,625         51,037
 Inventory, net                                                                            9,058         10,573
 Deferred federal income taxes                                                             2,088          2,138
 Prepaid expenses and other                                                                6,145          6,075
                                                                                        --------       --------
   Total current assets                                                                   70,182         72,315
                                                                                        --------       --------
Property and equipment:
 Land, buildings and leasehold improvements                                               89,376         82,938
 Operating equipment                                                                      90,506         95,292
 Equipment leased to customers                                                             2,761          2,346
 Accumulated depreciation and amortization                                               (35,834)       (32,193)
                                                                                        --------       --------
   Net property and equipment                                                            146,809        148,383
Identified intangibles, net                                                               33,750         35,150
Goodwill, net                                                                             49,448         49,096
Other assets, net                                                                          7,540          5,164
                                                                                        --------       --------
   Total assets                                                                         $307,729       $310,108
                                                                                        ========       ========

                        L I A B I L I T I E S  A N D  E Q U I T Y
                        -----------------------------------------
Current liabilities:
 Accounts payable and bank overdrafts                                                   $ 18,183       $ 19,219
 Accrued liabilities                                                                      19,616         19,924
 Federal and foreign income taxes payable                                                  2,529          2,966
 Current portion of long-term debt and short-term borrowings                              26,266         24,927
                                                                                        --------       --------
   Total current liabilities                                                              66,594         67,036
Long-term debt                                                                            98,925        101,489
Pension liabilities                                                                        9,980          9,980
Deferred taxes payable                                                                    11,949         12,070
Other liabilities                                                                          3,960          4,102
                                                                                        --------       --------
   Total liabilities                                                                     191,408        194,677
                                                                                        --------       --------
Redeemable Series A Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 100,000 shares issued and outstanding ($10,000,000 aggregate
   liquidation preference at March 31, 1994)                                              10,175         10,175
                                                                                        --------       --------
Common stockholders' equity:
   Common stock, $.01 par value, 25,000,000 shares authorized, 18,423,553 shares
    issued and outstanding (18,410,053 at December 31, 1993)                                 184            184

   Paid-in capital                                                                       115,668        115,668
   Retained earnings (deficit)                                                            (7,358)        (8,293)
   Cumulative translation adjustment                                                      (2,348)        (2,303)
                                                                                        --------       --------
   Total common stockholders' equity                                                     106,146        105,256
                                                                                        --------       --------
Commitments and contingencies
                                                                                        --------       --------
   Total liabilities and equity                                                         $307,729       $310,108
                                                                                        ========       ========

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                              ---------------------------
                                                  1994            1993
                                              ------------     ----------

                                              (IN THOUSANDS, EXCEPT SHARE
                                                    AND PER SHARE DATA)
REVENUE:
  Sale of services                            $    42,181     $    38,373
  Sale of products                                  2,574             543
  Rental income                                       776             873
                                              -----------     -----------
                                                   45,531          39,789
                                              -----------     -----------
COSTS AND EXPENSES:
  Cost of services sold                            32,693          29,760
  Cost of products sold                             1,424             200
  Goodwill amortization                               294             294
  Selling, administrative and general               5,488           5,338
  Research and engineering costs                      884             953
                                              -----------     -----------
                                                   40,783          36,545
                                              -----------     -----------
Operating profit                                    4,748           3,244
OTHER EXPENSE (INCOME):
  Interest expense                                  2,817           1,777
  Interest income                                     (91)           (153)
  Foreign exchange                                    (70)            (29)
  Other, net                                          507             660
                                              -----------     -----------
Income before income taxes                          1,585             989
Provision for income taxes                            475             346
                                              -----------     -----------
Net income                                          1,110             643
Dividends applicable to redeemable
 preferred stock                                      175             175
                                              -----------     -----------
Net income applicable to common stock         $       935     $       468
                                              ===========     ===========
EARNINGS PER COMMON SHARE:
 Income after deduction of preferred
  stock dividends                                    $.05            $.03
                                                     ====            ====
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                    18,423,583      18,222,434
                                              ===========     ===========




           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                         1994       1993
                                                                       --------    -------
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
  Net income                                                           $  1,110    $   643
                                                                       --------    -------
  Adjustments to reconcile net income to net cash provided by
    (used for) operating activities:
      Depreciation and amortization                                       3,814      3,461
      Provision (recovery) for losses on accounts receivable                 --       (360)
      Provision for losses on inventory                                      --         25
      Write-off of property and equipment                                   165         --
      Provision (benefit) for deferred income taxes                         (71)        88
      Accrued differential on reverse interest rate swap agreements          --       (680)
      Changes in current assets and liabilities, net of effects from the purchase of DJ assets in 1993
          Accounts receivable                                             2,412      1,500
          Inventory                                                       1,515       (104)
          Prepaid expenses and other assets                              (1,884)    (1,950)
          Accounts payable, accrued and other liabilities                (1,486)     2,567
          Federal and foreign income taxes payable                         (437)    (2,802)
                                                                       --------    -------
            Total adjustments                                             4,028      1,745
                                                                       --------    -------
      Net cash provided by operating activities                           5,138      2,388
                                                                       --------    -------
Cash flows provided by (used for) investing activities:
  Capital expenditures                                                     (902)      (982)
  Acquisition of DJ assets                                                   --     (4,139)
  Other                                                                  (1,062)      (880)
                                                                       --------    -------
      Net cash used for investing activities                             (1,964)    (6,001)
                                                                       --------    -------
Cash flows provided by (used for) financing activities:
  Borrowings under financing agreements                                  18,361      3,225
  Principal payments under financing agreements                         (19,586)    (2,085)
  Dividends paid on Redeemable Series A Convertible Preferred Stock        (175)      (350)
                                                                       --------    -------
      Net cash provided by (used for) financing activities               (1,400)       790
                                                                       --------    -------
Net increase (decrease) in cash and cash equivalents                      1,774     (2,823)
Cash and cash equivalents:
  Beginning of period                                                     2,492      5,313
                                                                       --------    -------
  End of period                                                        $  4,266    $ 2,490
                                                                       ========    =======
Supplemental disclosure of cash flow information:
  Cash paid during the three month period for:
    Interest, net                                                      $    817    $  (291)
                                                                       ========    =======
    Taxes                                                              $  1,761    $ 2,790
                                                                       ========    =======

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                          AND AS OF DECEMBER 31, 1993


1. ORGANIZATION AND BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results of the year.

      The financial statements included in this report should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1993 Form 10-K, filed under the Securities Exchange Act of 1934 (Commission File No. 0-18312).


2.  INVENTORY

      At March 31, 1994 inventories consist of the following (in thousands):

      Components, subassemblies, and expendable parts ...............   $7,635
      Equipment under production ....................................    1,423
                                                                        ------
                                                                        $9,058
                                                                        ======


3.  $75 MILLION 10.75% SENIOR SUBORDINATED NOTES

      In April 1993, Tuboscope Vetco International Inc. (TVI), pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission, sold $75 million of 10.75% Senior Subordinated Notes (Notes). Net proceeds (after $1.8 million of underwriter fees) of $73.2 million were received. Substantially all of the net proceeds from the sale of the Notes were used to redeem all of the outstanding $65.7 million of TVI's 14% Senior Subordinated Debentures at 107% of their principal amount in May 1993. An after-tax extraordinary loss of approximately $4.5 million was recognized in the second quarter of 1993 as a result of this redemption.

      The Notes are unconditionally guaranteed by the Company. The Notes are general unsecured obligations of TVI subordinated to all existing and future senior indebtedness of TVI.


4.  OTHER INDEBTEDNESS

      TVI is currently in negotiations with certain of its senior lenders to replace its current term loan and revolving credit facility with a new arrangement. TVI anticipates that this agreement would result in TVI's revolving line being increased from its current maximum (including letters of credit) of $25.0 million to a maximum of $35.0 million and an extension of the date when the revolving credit facility would be due. The Company classified all of this revolving credit facility debt as current due to the scheduled expiration of the revolving credit facility in October 1994. The Company anticipates that new term loan due dates would also be extended beyond the current term loan due dates. The Company currently anticipates completing its negotiations and signing new agreements during the summer of 1994.

      At March 31, 1994, TVI's senior indebtedness was approximately $41.1 million.

      During January 1994, the Company obtained a $7.5 million loan secured by its new Aberdeen inspection and coating facility. The funds were used to reduce the TVI's revolving credit facility by $4.0 million and the senior term debt by $3.5 million.


5.  1993 ACQUISITIONS

      In the first quarter of 1993, the Company acquired the tubular inspection assets of DJ Inspection Services, Inc. (DJ) headquartered in Houston, Texas for approximately $600,000 in cash and the assumption of approximately $1,850,000 in lease obligations payable over five years. In addition, in April 1993 the Company acquired all of the outstanding capital stock of

      CTI Inspection Services Inc. (CTI), an above ground storage tank inspection business headquartered in Northern California for stock of the Company worth approximately $1.9 million and $200,000 in cash. Similar to that used by the Company in its Oilfield Services Inspection Services, CTI uses electromagnetic flux and ultrasonic technology in its inspection process.


6.  DIVIDEND RESTRICTIONS

      TVI's bank credit agreement and the Notes restrict the ability of TVI to dividend or otherwise make distribution to the Company. These restrictions are not anticipated to change when TVI completes negotiations on a new senior credit agreement. The terms of the Company's Series A Convertible Preferred Stock restrict the ability of the Company to pay dividends on its Common Stock.


7.  SUMMARIZED FINANCIAL INFORMATION OF REGISTRANT (TVI)

      The following is summarized balance sheet information for TVI as of March 31, 1994 and December 31, 1993 and summarized statements of income for the three months ended March 31, 1994 and 1993 (in thousands):


      SUMMARIZED BALANCE SHEETS

                                             March 31,     December 31,
                    ASSETS                     1994            1993
      ----------------------------------     ---------     ------------
      Current assets ...................     $ 76,911        $ 77,637
      Noncurrent assets ................      229,607         228,926
                                             --------        --------
        Total assets ...................     $306,518        $306,563
                                             ========        ========

            LIABILITIES AND EQUITY
      ----------------------------------

      Current liabilities ..............     $ 65,806        $ 64,771
      Noncurrent liabilities ...........      123,773         126,046
      Stockholders' equity .............      116,939         115,746
                                             --------        --------
        Total liabilities and equity ...     $306,518        $306,563
                                             ========        ========


      SUMMARIZED STATEMENTS OF INCOME
                                                Three Months Ended
                                                     March 31,
                                             ------------------------
                                               1994            1993
                                             --------        --------
      Revenue ..........................     $ 44,889        $ 39,789
                                             ========        ========
      Operating profit .................     $  5,284        $  3,545
                                             ========        ========
      Income before income taxes .......     $  1,768        $  1,025
                                             ========        ========
      Net income .......................     $  1,238        $    679
                                             ========        ========


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


RESULTS OF OPERATIONS
- ---------------------

REVENUE. Revenue was approximately $45.5 million for the first quarter of 1994 compared to approximately $39.8 million for the first quarter of 1993, an increase of $5.7 million or 14%.

Revenue for the Company's Oilfield Services, comprised of Inspection and Coating, was approximately $33.5 million for the first quarter of 1994, an increase of $3.7 million or 12.3%, as compared to the first quarter of 1993. The increase in Oilfield Services revenue was attributable to a $2.9 million, or 29.3%, increase in Coating sales, mainly related to international line pipe coatings, which was not present in the first quarter of 1993. Also, Inspection revenue of $21.0 million for the first quarter of 1994 increased $828,000 over the same period of 1993; North American Inspection revenue increased $1.8 million while International Inspection revenue decreased $1.0 million. The increase in North American Inspection revenue reflected the stronger rig count for the first quarter of 1994, up 13.6%, as compared to the first quarter of 1993, and the acquisition of DJ. Lower European and Japan inspection activity accounted for the majority of the decline in International Inspection revenue. This decline reflects the 2% decrease in international rig count during the first quarter of 1994 compared to the first quarter of 1993, and lower mill activity.

Industrial Inspection revenue was $4.1 million for the first quarter of 1994, a decline of $396,000 as compared to the first quarter of 1993. The decline was primarily related to the seasonality of inspecting power producers during peak winter months, and less inspection of energy related construction in the UK, as the UK energy construction industry was slow during the first quarter of 1994 compared to the same period of 1993.

Pipeline Services revenue was $3.7 million, a slight increase of $58,000 as compared to the first quarter of 1993. The first quarter of the year is generally slow for these services as transmission companies do not wish to shut down lines during the peak winter months usage.

Mill Systems and Sales revenue of $2.8 million for the first quarter of 1994 increased $1.5 million from the same period of 1993. The increase was attributable mainly to the sale of a mill inspection system to Indonesia.

Revenue also reflected $642,000 from the Company's tank inspection business. This revenue resulted from the acquisition of CTI Inspection Services Inc.
(CTI), which occurred in the second quarter of 1993.

GROSS MARGIN AND GROSS PROFIT. Gross profit was approximately $11.1 million, 24.4% of revenue for the first quarter, an increase of $1.6 million as compared to $9.5 million, 24.0% of revenue for the same period of 1993. The increase was primarily due to the increase in revenue for the quarter. Gross margins (defined as revenue minus variable expense) declined from 46.8% of revenue for the first quarter of 1993, to 44.7% for the first quarter of 1994. The decline in gross margin percentage was in part due to costs in 1994 (which were absent in 1993) related to the environmental business with no associated revenue, and due to cost increases related to a change in blasting material used by the Company, new software which tracks inventory and automates the billing process, higher utility and supply costs, and higher coating material costs at the Singapore coating plant due to the use of powder instead of liquid to coat line pipe orders. Coupled with the above cost increases, gross margin percentage was affected by the mill equipment sale to Indonesia, as these sales generally carry a lower margin than the Company's normal service operations, with no such sale in the first quarter of 1993. Fixed cost of sales remained relatively constant.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative expenses increased $150,000 for the first three months of 1994 compared to the first quarter of 1993. The primary increase was in selling and administration costs associated with the CTI operation, which was acquired in April 1993.

RESEARCH AND ENGINEERING COSTS. Research and engineering costs declined slightly ($69,000) for the first quarter of 1994 compared to the same period of 1993.

OPERATING PROFIT. First quarter 1994 operating profit of approximately $4.7 million was $1.5 million higher than the same period for 1993, an approximate 46.4% increase. Operating profit improvement was mainly related to the $5.7 million increase in revenue.

INTEREST EXPENSE. Interest expense for the first quarter of 1994 of $2.8 million was $1.0 million higher than the first quarter of 1993. The increase was due to greater borrowings under the Company's revolving credit facility during the first quarter of 1994 as compared to the same period in 1993, coupled with gains from interest rate swaps during the first quarter of 1993 with no such offset gain available in the first quarter of 1994. The Company had no outstanding interest rate swap agreements at March 31, 1994.

OTHER EXPENSE (INCOME). Other expense of $346,000 for the first quarter of 1994 declined $132,000 from the first quarter of 1993. The decline in expense was related to an increase in foreign exchange gains, a decline in banking costs and a decrease in amounts attributable to minority interest.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for the first quarter of 1994 was 30% compared to 35% for the first quarter of 1993. The effective tax rate for the first quarter of 1994 is less than the statutory rate primarily due to earnings in low foreign tax jurisdictions.

NET INCOME. The first quarter net income of approximately $1.1 million was $467,000 greater than the first quarter of 1993, an increase of 72.6%. The increase is attributable to the above discussed changes in operations.


FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

Working capital was approximately $3.6 million at March 31, 1994, a decline of $1.7 million from $5.3 million at December 31, 1993. The decrease in working capital was due to a $2.4 million decrease in accounts receivable, as a result of lower sales for the first quarter 1994 as compared with the fourth quarter 1993; a decline in inventory levels of $1.5 million representing the shipment of a mill system to Indonesia during the quarter; and an increase in current maturities of long term debt of $1.3 million. These declines in working capital were offset by a $1.7 million increase in cash and a $1.3 million drop in accounts payable and accrued expenses which includes $6.1 million and $5.7 million in bank overdrafts against various bank credit lines at March 31, 1994 and December 31, 1993, respectively. At December 31, 1993 and March 31, 1994, current liabilities included $20.3 million and $16.0 million, respectively, of revolving credit facility loans due in October 1994. The Company is currently in negotiations to replace its current revolving facility; the new agreement is expected to extend the due date of the revolving facility and increase available credit.

Current and long term debt was $125.2 million at March 31, 1994, down $1.2 million from $126.4 million at December 31, 1993. This decline was the result of $4.3 million payment on the revolving credit facility, $4.1 million payment on the term debt, and $455,000 payment on various notes, offset by the financing of the Company's Aberdeen facility with a lender for $7.5 million payable through February 1, 1999. The Company's outstanding debt at March 31, 1994 consisted of approximately $75.0 million of 10.75% Subordinated Notes, $18.7 million of term loans with the senior lenders, $16.0 million due under the Company's revolving line of credit facility, $2.0 million of industrial revenue bonds, $3.0 million of notes related to the acquisition of SOS, $1.3 million of capitalized lease obligations associated with the DJ acquisition, $7.5 million in Notes related to the Aberdeen facility, and approximately $1.7 million of other outstanding debt. TVI had approximately $5.2 million of funds available for borrowing at March 31, 1994, under its revolving line of credit facility. Approximately $3.8 million of this revolving line of credit was used for outstanding letters of credit at March 31, 1994. Also available for borrowing on March 31, 1994 was $936,500 under the Company's swing line of credit.

The Company made capital expenditures of $902,000 for the first quarter of 1994, compared to $1.0 million in the first quarter of 1993. The Company's planned 1994 capital spending is expected to approximate $7.0 million.

OTHER. The credit agreement and indenture contain various covenants that limit TVI's ability to, among other things, pay dividends, purchase stock, incur additional indebtedness, dispose of assets and transact with affiliates. TVI is also required to maintain certain minimum financial ratios, as set forth in the agreements. TVI is currently in negotiations with certain of its senior lenders which is expected to result in TVI and a group of lenders signing a new credit agreement providing for certain levels of borrowing both for term loans and a revolving credit facility. TVI would use these funds to pay the current term notes and the current revolving facility which is due in October 1994. The new credit agreement is expected to provide greater levels of borrowing on the revolving facility and contain restrictions similar to those listed above. The Company believes that it will complete these negotiations during the summer of 1994. Management believes it is in compliance with all covenants in the credit agreement and indenture.

                          PART II - OTHER INFORMATION



Item 6. Exhibits and reports of Form 8-K

        (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 11.

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TUBOSCOPE VETCO
                                       INTERNATIONAL CORPORATION
                                       -------------------------
                                          (Registrant)



Date: May 12, 1994                     /s/ Ronald L. Koons
      ---------------                  --------------------------------
                                       Ronald L. Koons
                                       Executive Vice President,
                                       Chief Financial Officer
                                       and Treasurer (Duly Authorized
                                       Officer, Principal Financial and
                                       Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT NO.                                DESCRIPTION                              PAGE NO.
- --------------                              -----------                              --------
   *4(a)        Stockholders' Agreement, dated May 13, 1988, between the
                Company, Brentwood, Hub, the Management Investors, the Other
                Investors, and the Institutional Investors, including the Common
                Stock Registration Rights Agreement attached thereto as Exhibit A.

   *4(b)        Purchase Agreement, dated May 13, 1988, between the Company,
                Tuboscope Acquisition Corporation and the purchasers named on the execution pages thereto.

****4(c) Indenture (including the form of Note), dated as of April 1, 1993, among Tuboscope Vetco International Inc., the Company and
                Norwest Bank Minnesota, National Association, as Trustee, regarding the 10 3/4% Senior Subordinated Notes due 2003 of
                Tuboscope Vetco International Inc.

****4(d)        Underwriting Agreement, dated April 8, 1993, among Tuboscope
                Vetco International Inc., the Company and the Underwriters.

    4(e)        Various documentation relating to $1,000,000 Alaska Industrial
                Revenue Bond financing.  (Not filed herewith pursuant to Item
                601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish copies of relevant documentation to the Securities and Exchange Commission upon request).

    4(f)        Various documentation relating to $1,000,000 Wyoming Industrial
                Revenue Bond financing.  (Not filed herewith pursuant to Item
                601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish copies of relevant documentation to the Securities and Exchange Commission upon request).

  **4(g)        Plan of Recapitalization.

    4(h) Various promissory notes in the aggregate principal amount of $4,000,000 relating to the acquisition of Sound Optics Systems, Inc., dba South Optical Systems, Inc. (Not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish copies of the relevant documentation to the Securities and Exchange Commission upon request).

 ***4(i)        Purchase Agreement, dated as of September 30, 1991, between the
                Company and BHI Hughes Incorporated relating to Vetco Services
                Acquisition.

 ***4(j)        Credit Agreement, dated October 25, 1991, between Tuboscope
                Inc., Tuboscope Limited and Texas Commerce Bank National
                Association, as Agent.

****4(k)        Agreement and Amendment to Credit Agreement, dated March 17,
****            1992; Agreement and Second Amendment to Credit Agreement,
                dated April 8, 1993; and Agreement and Third Amendment to
                Credit Agreement, dated November 4, 1993.

  *10(a)        Form of Employment Agreement, dated May 13, 1988, between
                Tuboscope Inc., the Company and William V. Larkin and
                E. Wayne Overman.

  *10(b)        Savings Investment Plan, dated May 13, 1988, as amended by
                First Amendment to Savings Investment Plan.

 EXHIBIT NO.                                DESCRIPTION                              PAGE NO.
 -----------                                -----------                              --------

   ****10(c)    Second, Third and Fourth Amendments to Savings Investment Plan.

   ****10(d)    Fifth, Sixth and Seventh Amendments to Savings Investment Plan.
   ****

      *10(e)    Lease Agreement, dated July 1, 1981, between C.M. Thibodaux
                Company, Ltd. and AMF Tuboscope, Inc.

      *10(f)    Lease Agreement between Sam J. Siracusa, John Siracusa, Jr.,
                Elizabeth Ann Siracusa, Louis Anthony Siracusa, Philomena
                Siracusa Archer, Catherine Agnes Siracusa, Maria Josette Siracusa,
                Julie Ann Siracusa, the Succession of Joseph C. Siracusa and AMF
                Tuboscope, Inc., as amended by letter agreement among the same parties, dated June 14, 1989.

      *10(g) Agreement to Purchase, Sell and Sublease, dated June 9, 1980, between Alaska International Construction, Inc. and AMF
                Tuboscope, Inc., as amended by letter agreement, dated June 12, 1980 between the same parties.

      *10(h)    Lease Agreement, dated June 10, 1977, between Batinorest and
                A.M.F. France.

      *10(i)    Supplementary Agreement Fixed Rental Scheme, dated May 19,
                1989, between Jurong Town Corporation and AMF Far East Pte.
                Ltd.

      *10(j)    Lease, dated December 13, 1984, between Barclays Nominees
                (KWS) Limited and AMF International Limited, as amended by
                Transfer of Whole Agreement, dated November 20, 1987, between
                AMF International Limited and Tuboscope Limited.

      *10(k)    Description of Life Insurance Plan.

  *****10(l)    Amended and Restated Stock Option Plan for Key Employees of
                Tuboscope Vetco International Corporation.

  *****10(m)    Form of Revised Incentive Stock Option Agreement.

  *****10(n)    Form of Revised Non-Qualified Stock Option Agreement.

 ******10(o)    Stock Option Plan for Non-Employee Directors of Tuboscope Vetco
                International Corporation.

 ******10(p)    Amendment to Stock Option Plan for Non-Employee Directors of
                Tuboscope Vetco International Corporation.

 ******10(q)    Form of Non-Qualified Stock Option Agreement.

   ****10(r)    Employee Qualified Stock Purchase Plan.
   ****

*******10(s)    Purchase Agreement, dated as of July 20, 1990, by and among Oil and Gas Manufacturing Company, Inc., F.T. Glascock, Thomas C.
                Glascock, J. David Glascock, Hutchison-Hayes International, Inc.,
                John F. Joplin, William F. Joplin, Sound Optics Systems, Inc. dba
                Sound Optical Systems, Inc. and Tuboscope Inc.


 EXHIBIT NO.                                DESCRIPTION                              PAGE NO.
 -----------                                -----------                              --------

*******10(t)    Form of Employment Agreement, dated July 23, 1990, between
                Tuboscope Inc. and Thomas Glascock and William Glascock.
    ***10(u)    Purchase Agreement, dated as of September 30, 1991, between the
                Company and BHI relating to the Vetco Services Acquisition.
   ****10(v)    Amended and Restated Employment Agreement dated June 23,
   ****         1993, between the Company, Tuboscope Vetco International Inc., and Martin R. Reid.

    ***10(w)    Technology Transfer Agreement, dated as of October 29, 1991, between Tuboscope Inc. and BHI.
    ***10(x)    Sublease, dated December 1, 1987, between McDermott
                Incorporated and AMF Tuboscope, Inc. as amended by letter
                agreement, dated November 10, 1989, between Tuboscope Inc. and
                McDermott Incorporated.
    ***10(y)    Letter agreement, dated March 5, 1990 amending the Agreement to
                Purchase, Sell and Sublease dated June 9, 1980 between AMF
                Tuboscope Inc. and Alaska International Construction, Inc. as
                amended June 12, 1980.
    ***10(z)    Employment Agreement, between Vetco Inspection GmbH an
                Gerhard A. Hage.
   ***10(aa)    Lease Agreement with respect to Celle, Germany facility.
   ***10(bb)    Building Agreement for Land at Jurong, dated May 5, 1983,
                between Jurong Town Corporation and Vetco International, Inc.
   ***10(cc)    Lease Agreement, dated January 1, 1988, between Mohamed
                Alhajri Est. and Vetco Saudi Company.
   ***10(dd)    Lease Agreement, dated November 26, 1989, between
                Mohammed F. Al-Hajri Est. and Vetco Saudi Arabia Ltd.
   ***10(ee)    Lease between J.G.B. Properties Limited and Vetco Inspection
                GmbH.
 ----------------

    * Previously filed by the Registrant in Registration No. 33-31102 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

   ** Previously filed by the Registrant in Registration No. 33-33248 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

  *** Previously filed by the Registrant in File No. 33-43525 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

 **** Previously filed by the Registrant in Registration No. 33-56182 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

***** Previously filed by the Registrant in Registration No. 33-72150 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

 ****** Previously filed by the Registrant in Registration No. 33-72072 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

******* Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

   **** Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and
   **** incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.