Form 10-Q
period 1994-06-30
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1994-08-12
CIK 860097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 1994
                                    ---------------------------------

                                       OR

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

     Commission file number          0-18312
                           -----------------------------

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                  76-0252850
- ----------------------------------------            -----------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    2835 Holmes Road, Houston, Texas                         77051
- ----------------------------------------            -----------------------
(Address of principal executive offices)                   (Zip Code)

                                (713) 799-5100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     None
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X        NO
                              ----------      ----------

     The Registrant had 18,436,628 shares of common stock outstanding as of June 30, 1994.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                                     INDEX



                                                                   Page No.
                                                                   --------
                        Part I - FINANCIAL INFORMATION


Item 1. Financial Statements:

    Consolidated Balance Sheets -
       June 30, 1994 (unaudited) and December 31, 1993                2

    Unaudited Consolidated Statements of Operations -
       For the Three and Six Months Ended June 30, 1994 and 1993      3

    Unaudited Consolidated Statements of Cash Flows -
       For the Six Months Ended June 30, 1994 and 1993                4

    Notes to Unaudited Consolidated Financial Statements              5-6

Item 2. Management's Discussion and Analysis of Results
        of Operations and Financial Condition                         7-9


                          Part II - OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders      10

Item 6.      Exhibits and Reports on Form 8-K                         10

Signature Page                                                        11

Exhibit Index                                                         12-15

                        PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1994            1993
                                                                                         --------      ------------
                                                                                        (UNAUDITED)
                                                                                                (IN THOUSANDS)
                                      A S S E T S
                                      -----------
Current assets:
  Cash and cash equivalents                                                               $  5,200        $  2,492
  Accounts receivable, net                                                                  49,901          51,037
  Inventory, net                                                                            10,471          10,573
  Deferred federal income taxes                                                              2,088           2,138
  Prepaid expenses and other                                                                 7,995           6,075
                                                                                          --------        --------
     Total current assets                                                                   75,655          72,315
                                                                                          --------        --------
Property and equipment:
  Land, buildings and leasehold improvements                                                89,475          82,938
  Operating equipment                                                                       94,608          95,292
  Equipment leased to customers                                                              2,812           2,346
  Accumulated depreciation and amortization                                                (38,591)        (32,193)
                                                                                          --------        --------
     Net property and equipment                                                            148,304         148,383
Identified intangibles, net                                                                 33,218          35,150
Goodwill, net                                                                               48,769          49,096
Other assets, net                                                                            4,590           5,164
                                                                                          --------        --------
     Total assets                                                                         $310,536        $310,108
                                                                                          ========        ========

                       L I A B I L I T I E S  A N D  E Q U I T Y
                       -----------------------------------------
Current liabilities:
  Accounts payable                                                                        $ 16,322        $ 19,219
  Accrued liabilities                                                                       18,638          19,924
  Federal and foreign income taxes payable                                                   2,016           2,966
  Current portion of long-term debt and short-term borrowings                                5,003          24,927
                                                                                          --------        --------
     Total current liabilities                                                              41,979          67,036
Long-term debt                                                                             124,496         101,489
Pension liabilities                                                                         10,625           9,980
Deferred taxes payable                                                                      11,415          12,070
Other liabilities                                                                            3,585           4,102
                                                                                          --------        --------
     Total liabilities                                                                     192,100         194,677
                                                                                          --------        --------
Redeemable Series A Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 100,000 shares issued and outstanding ($10,175,000 aggregate
   liquidation preference at June 30, 1994)                                                 10,175          10,175
                                                                                          --------        --------
Common stockholders' equity:
   Common stock, $.01 par value, 35,000,000 shares authorized, 18,436,628 shares
    issued and outstanding (18,410,053 at December 31, 1993)                                   184             184

   Paid-in capital                                                                         115,743         115,668
   Retained deficit                                                                         (6,806)         (8,293)
   Cumulative translation adjustment                                                          (860)         (2,303)
                                                                                          --------        --------
     Total common stockholders' equity                                                     108,261         105,256
                                                                                          --------        --------
Commitments and contingencies
                                                                                          --------        --------
     Total liabilities and equity                                                         $310,536        $310,108
                                                                                          ========        ========


           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                           -------------------------     -------------------------
                                                              1994           1993           1994           1993
                                                           ----------     ----------     ----------     ----------
                                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenue:
   Sale of services                                        $   41,903     $   43,036     $   84,084     $   81,409
   Sale of products                                             2,554          1,401          5,128          1,944
   Rental income                                                  782            775          1,558          1,648
                                                           ----------     ----------     ----------     ----------
                                                               45,239         45,212         90,770         85,001
                                                           ----------     ----------     ----------     ----------
Costs and expenses:
   Cost of services sold                                       31,462         32,891         64,155         62,651
   Cost of products sold                                        1,383            485          2,807            685
   Goodwill amortization                                          300            294            594            588
   Selling, administrative and general                          5,658          6,121         11,146         11,459
   Research and engineering costs                                 669            988          1,553          1,941
                                                           ----------     ----------     ----------     ----------
                                                               39,472         40,779         80,255         77,324
                                                           ----------     ----------     ----------     ----------
Operating profit                                                5,767          4,433         10,515          7,677
Other expense (income):
   Interest expense                                             3,006          3,292          5,823          5,069
   Interest income                                                (73)          (133)          (164)          (286)
   Foreign exchange                                                54            112            (16)            83
   Other, net                                                     413            362            920          1,022
                                                           ----------     ----------     ----------     ----------
Income before income taxes and extraordinary item               2,367            800          3,952          1,789
Provision for income taxes                                        876            280          1,351            626
                                                           ----------     ----------     ----------     ----------
Net income before extraordinary item                            1,491            520          2,601          1,163
Extraordinary item related to early retirement
  of debt, net of income tax benefit, of $411,000
  in 1994 and $2,421,000 in 1993
                                                                 (764)        (4,497)          (764)        (4,497)
                                                           ----------     ----------     ----------     ----------
Net income (loss)                                                 727         (3,977)         1,837         (3,334)
Dividends applicable to redeemable preferred stock                175            175            350            350
                                                           ----------     ----------     ----------     ----------
Net income (loss) applicable to common stock               $      552        ($4,152)    $    1,487        ($3,684)
                                                           ==========     ==========     ==========     ==========
Earnings (loss) per common share:
  Income before extraordinary item and after
    deduction of preferred stock dividends                      $0.07          $0.02          $0.12          $0.04

  Extraordinary item                                            (0.04)         (0.25)         (0.04)         (0.25)
                                                           ----------     ----------     ----------     ----------
  Net income (loss)                                             $0.03         ($0.23)         $0.08         ($0.20)
                                                           ----------     ----------     ----------     ----------
Weighted average number of common shares outstanding       18,436,025     18,351,721     18,429,804     18,287,119
                                                           ==========     ==========     ==========     ==========

            See notes to unaudited consolidated financial statements

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                    1994        1993
                                                                                  ---------   ---------
                                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)                                                               $  1,837    $ (3,334)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                   7,306       6,871
     Provision (recovery) for losses on accounts receivable                             68        (241)
     Provision for losses on inventory                                                  --          50
     Benefit for deferred income taxes                                                (605)       (890)
     Employee savings plan expense funded by issuance of Common stock                   75          --
     Write-off of unamortized debt fees                                              1,176       2,319
     Deferred gain on interest swap agreement                                           --        (680)
     Changes in current assets and liabilities, net of effects of acquired companies:
            Decrease (increase) in accounts receivable                               1,068      (1,086)
            Decrease in inventory                                                      102         236
            Increase in prepaid expenses and other assets                           (1,940)     (1,927)
            Increase (decrease) in accounts payable, and accrued liabilities        (4,183)      1,547
            Decrease in federal and foreign income taxes payable                      (950)     (4,139)
                                                                                  --------    --------
     Net cash provided by (used in) operating activities                             3,954      (1,274)
                                                                                  --------    --------
Cash flows used in investing activities:
  Capital expenditures                                                              (1,574)     (2,223)
  Net assets of acquired companies, net of cash acquired                              (185)     (1,385)
  Payments on Aberdeen facility                                                         --      (5,388)
  Other liability payments                                                            (517)         --
  Other                                                                             (1,703)     (2,393)
                                                                                  --------    --------
     Net cash used in investing activities                                          (3,979)    (11,389)
                                                                                  --------    --------
Cash flows provided by financing activities:
  Borrowings under financing agreements                                             69,477      89,402
  Principal payments under financing agreements                                    (66,394)    (78,091)
  S-3 filing cost                                                                       --      (2,198)
  Proceeds from sale of common stock                                                    --          22
  Dividends paid on Redeemable Series A Convertible Preferred Stock                   (350)       (350)
                                                                                  --------    --------
     Net cash provided by financing activities                                       2,733       8,785
                                                                                  --------    --------
Net increase (decrease) in cash and cash equivalents                                 2,708      (3,878)
Cash and cash equivalents:
  Beginning of period                                                                2,492       5,313
                                                                                  --------    --------
  End of period                                                                   $  5,200    $  1,435
                                                                                  ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the six month period for:
     Interest, net                                                                $  5,798    $  4,895
                                                                                  ========    ========
     Taxes                                                                        $  2,316    $  3,469
                                                                                  ========    ========


           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                          AND AS OF DECEMBER 31, 1993

1. ORGANIZATION AND BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

 The financial statements included in this report should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1993 Form 10-K, filed under the Securities Exchange Act of 1934 (Commission File No. 0-18312).

2. INVENTORY

At June 30, 1994 inventories consist of the following (in thousands):

Components, subassemblies, and expendable parts...................  $ 7,775
Equipment under production........................................    2,696
                                                                    -------
                                                                    $10,471
                                                                    =======

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

4. SENIOR CREDIT AGREEMENT

 On June 30, 1994, the Company's subsidiaries, TVI, CTI Inspection Services, Inc. (CTI), and Tuboscope Vetco Capital Corp (TVCC), entered into a new credit agreement with a group of participating lenders. The agreement included $23,000,000 in term loan facilities, a $35,000,000 revolving credit facility, and a $1,000,000 letter of credit facility. These obligations are guaranteed by the Company and secured by substantially all of the assets of TVI, CTI, TVCC, Tuboscope Pipeline Services Inc., and Tube-Kote Inc., and the stock of certain subsidiaries. Proceeds from the new loans were used principally to retire the debt balances outstanding under the previous senior credit agreement.

 The available amount under the revolving credit facility is determined using the borrowing base, as defined, but not to exceed the maximum commitment of $35,000,000. The revolving credit agreement expires June 30, 1997. The term loan facility requires increasing quarterly installments with the initial payment of $500,000 beginning September 30, 1994 and the final payment due June 30, 2001.

 The credit agreement provides for the borrowers to elect interest at a base rate or a Eurodollar rate, as defined. Interest on the base rate loans accrue at base rate to base rate plus 1.5%, based on a ratio of total funded debt to earnings before interest, taxes, extraordinary gains and losses, and depreciation and amortization. Interest on Eurodollar rate loans accrue at LIBOR plus 1.0% to LIBOR plus 2.5%, based on a ratio of total funded debt to earnings before interest, taxes, extraordinary gains and losses, and depreciation and amortization. Interest is payable on quarterly basis. The credit agreement requires an interest rate cap agreement be maintained beginning no later than six months from the initial borrowing date for at least $15,000,000 of the term loans and to maintain such protection for a period of not less than three years.

 An after-tax extraordinary loss of $764,000 was incurred in the second quarter of 1994 as a result of the early retirement of debt under the previous senior credit agreement and related write-off of unamortized debt fees.

5. 1993 ACQUISITIONS

 In the first quarter of 1993, the Company acquired the tubular inspection assets of DJ Inspection Services, Inc. (DJ) headquartered in Houston, Texas for approximately $600,000 in cash and the assumption of approximately $1,850,000 in lease obligations payable over five years. In addition, in April 1993 the Company acquired all of the outstanding capital stock of CTI, an above ground storage tank inspection business headquartered in Northern California for stock of the Company worth approximately $1.9 million and $200,000 in cash. Similar to that used by the Company in its Oilfield Services Inspection Services, CTI uses electromagnetic flux and ultrasonic technology in its inspection process.

6. DIVIDEND RESTRICTIONS

 TVI's senior credit agreement and the Notes restrict the ability of TVI to dividend or otherwise make distributions to the Company. The terms of the Company's Series A Convertible Preferred Stock restrict the ability of the Company to pay dividends on its Common Stock.

7. SUMMARIZED FINANCIAL INFORMATION OF REGISTRANT (TVI)

 The following is summarized balance sheet information for TVI as of June 30, 1994 and December 31, 1993 and summarized statements of income for TVI for the six months ended June 30, 1994 and 1993 (in thousands):


SUMMARIZED BALANCE SHEETS
                                                         June 30,      December 31,
                       ASSETS                               1994           1993
                       ------                            --------      ------------
Current assets......................................     $ 74,429        $ 77,637
Noncurrent assets...................................      233,400         228,926
                                                         --------        --------
Total assets........................................     $307,829        $306,563
                                                         ========        ========

              LIABILITIES AND EQUITY
              ----------------------

Current liabilities.................................     $ 40,998        $ 64,771
Noncurrent liabilities..............................      149,116         126,046
Stockholders' equity................................      117,715         115,746
                                                         --------        --------
Total liabilities and equity........................     $307,829        $306,563
                                                         ========        ========


                                                            Six Months Ended
SUMMARIZED STATEMENTS OF INCOME (LOSS)                          June 30,
                                                         ------------------------
                                                           1994            1993
                                                         --------        --------

Revenue.............................................     $ 89,148        $ 84,284
                                                         ========        ========
Operating profit....................................     $ 10,835        $  7,737
                                                         ========        ========
Income before income taxes and extraordinary item...     $  4,155        $  1,667
                                                         ========        ========
Net income (loss)...................................     $  1,969        $ (3,539)
                                                         ========        ========


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
- ---------------------

REVENUE. Revenue was approximately $45.2 million and $90.8 million for the second quarter and first half of 1994, respectively, equal to the second quarter of 1993 and a 7% increase from approximately $85.0 million for the first half of 1993.

Revenue from the Company's Oilfield Services, comprised of Inspection and Coating, was approximately $33.8 million and $67.4 million for the second quarter and first half of 1994, respectively. These results represented increases of $2.2 million (or 7%) and $5.9 million (or 10%) compared to the second quarter and first half of 1993, respectively. The improvements in second quarter results were due to a $2.4 million increase in Coating revenue. International Coating revenue was up $1.5 million (or 65%) in the second quarter of 1994 as compared to the same period in 1993 as a result of international line pipe coatings, which were not present in the second quarter of 1993, and a significant improvement in Far East Coating revenue. North America Coating revenue was up $911,000 (or 13%) in the second quarter of 1994 compared to the same period in 1993, as the second quarter North America average rig count was 902, an 18% increase over the second quarter of 1993. Inspection revenue of $22.0 million for the second quarter of 1994 decreased $276,000 from the same period of 1993. International Inspection revenue was down $687,000 in the second quarter of 1994 despite $2.1 million in Algerian equipment sales. The decrease in International Inspection revenue was mainly due to lower European and Japan inspection activity, as evidenced by a 5% decrease in the average international rig count during the second quarter of 1994 compared to the second quarter of 1993, and lower mill activity. North America Inspection revenue increased $411,000 (or 4%) in the second quarter of 1994 compared to the second quarter of 1993 due to increased activity as evidenced by the 18% increase in the average North America rig count.

Industrial Inspection revenue was $4.3 million and $8.4 million for the second quarter and first six months of 1994, a decline of $955,000 and $1.4 million, respectively, compared to the same periods in 1993. The second quarter decline was primarily due to lower activity in the Middle East associated with reduced work and delayed projects in Saudi Arabia. The Company expects the decline in Middle East activity to continue in the third quarter of 1994.

Pipeline Services revenue was $4.5 million and $8.3 million in the second quarter and first half of 1994, down $408,000 and $351,000 from the second quarter and first half of 1993, respectively. The second quarter decrease was mainly due to a decline in U.S. operations as a result of lower average prices realized on pipeline inspection jobs in 1994 compared to 1993. The lower prices have been due primarily to a shift in the size of the average job; in 1993 Pipeline Services had more minimum charge jobs (shorter run and higher price per mile) than in 1994. In addition, greater price competition has resulted in a lower average price per job.

Mill Systems and Sales revenue was $1.3 million and $4.1 million for the quarter and six months ended June 30, 1994, respectively, compared to $2.1 million and $3.5 million in the same periods of 1993. The decline in the second quarter of 1994 was due to greater mill equipment sales to China in the second quarter of 1993, with no corresponding sales in the second quarter of 1994.

Other revenue included $981,000 and $1.6 million from the Company's tank inspection business for the three and six months ended June 30, 1994 This revenue resulted from the acquisition of CTI Inspection Services Inc. (CTI), which occurred in the second quarter of 1993.

GROSS MARGIN AND GROSS PROFIT. Gross profit was approximately $12.1 million (26.7%) and $23.2 million (or 25.6%) for the second quarter and first half of 1994, respectively, compared to $11.5 million (25.5%) and $21.1 million (or 24.8%) for the second quarter and first half of 1993, respectively. The increase in gross profit was due to a reduction of fixed costs associated with the restructuring plan implemented in the third quarter of 1993. Gross margins (defined as revenue minus variable expense) were 46.9% for the second quarter of 1994 compared to 47.3% for the same period in 1993. The decline in gross margin percentage was in part due to costs in 1994 (which were absent in 1993) related to the environmental business, and due to cost increases related to a change in blasting material used by the Company's coating operations, and new software which tracks inventory and automates the billing process.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative expenses were $5.7 million and $11.1 million for the second quarter and first six months of 1994, respectively, decreases of $463,000 (or 8%) and $313,000 (or 3%) compared to the same periods in 1993. The decreases were primarily due to cost reductions as a result of the restructuring plan implemented during the third quarter of 1993. These cost reductions were partially offset by an increase in legal costs associated with certain plaintiff claims being pursued by the Company.

RESEARCH AND ENGINEERING COSTS. Research and engineering costs declined $319,000 in the second quarter of 1994 compared to 1993. The decrease was due mainly to work performed during the second quarter of 1994 by the Mill engineering group on manufacturing projects associated with the sale or lease of the Rotary UT unit as compared to research and engineering expense projects in the second quarter of 1993, and cost reductions implemented in the third quarter of 1993.

OPERATING PROFIT. Second quarter 1994 operating profit was $5.8 million, $1.3 million (or 30%) greater than the second quarter of 1993. Operating profit improvement was mainly related to a decline in fixed costs (both from operations and selling, general, and administrative costs) associated with the third quarter 1993 restructuring plan.

INTEREST EXPENSE. Interest expense for the second quarter of 1994 of $3.0 million was down $286,000 compared to the second quarter of 1993. The decrease was due mainly to the result of negative interest carry due to 19 days of overlapping subordinated debt issues when the subordinated debt was refinanced in April 1993.

OTHER EXPENSE (INCOME). Other expense was $394,000 for the second quarter of 1994 compared to $341,000 for the same quarter of 1993.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for the second quarter of 1994 was 37% compared to 35% in 1993.

EXTRAORDINARY ITEM, NET OF INCOME TAX EFFECT. On June 30, 1994, refinancing of TVI's senior secured term loan and revolving credit facility was completed. The refinancing and related early retirement of existing senior debt resulted in an extraordinary after-tax charge of $764,000 associated with the write-off of unamortized debt fees in the second quarter of 1994.

On April 16, 1993, TVI completed its registration and sale of $75 million of 10.75% Senior Subordinated Notes (Notes) due 2003. Substantially all of the net proceeds from the sale of the Notes were used to redeem all of the $65.7 million of 14% Senior Subordinated Debentures due 1998, which were called at 107% of the principal balance on May 3, 1993. An extraordinary after tax charge of $4.5 million was recognized in the second quarter of 1993 due to the write-off of fees and the call premium associated with the retirement of the $65.7 million 14% debentures.

NET INCOME (LOSS). Second quarter 1994 net income was $727,000 compared to a second quarter 1993 net loss of $4.0 million. The increase is attributable to the items discussed above.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

Working capital was approximately $33.7 million at June 30, 1994, an increase of $28.4 million from $5.3 million at December 31, 1993. The increase in working capital was mainly due to refinancing of TVI's senior secured term loan and revolving credit facility in the second quarter of 1994. As a result of the refinancing, the current portion of long-term debt was reduced by $19.9 million, from $24.9 million at December 31, 1993 to $5.0 million at June 30, 1994. Working capital was also up due to a $2.7 million increase in cash, a $1.9 million increase in prepaid expenses, and a $4.2 million decrease in accounts payable and accrued liabilities. The components of the increase in cash are detailed in the Consolidated Statements of Cash Flows. The increase in prepaid expenses was mainly due to an increase in prepaid insurance; the majority of the Company's policies are renewed annually in the second quarter of each year. Accounts payable and accrued liability accounts decreased mainly as a result of restructuring accrual payments in the first six months of 1994. These increases in working capital accounts were partially offset by a $1.1 million decrease in accounts receivable. Accounts receivable declined primarily as a result of lower revenue in the second quarter of 1994 compared to the fourth quarter of 1993.

Current and long-term debt was $129.5 million at June 30, 1994, an increase of $3.1 million from December 31, 1993. The $3.1 million increase was due primarily to the financing of the Company's Aberdeen facility with a lender for $7.5 million payable through February 1, 1999, offset by a net decrease in the revolving credit line of $3.5 million. The Company's outstanding debt at June 30, 1994 consisted of approximately $75.0 million of 10.75% Subordinated Notes, $23.0 million of term loans with the senior lenders, $16.5 million due under the revolving line of credit facility, $2.0 million of industrial revenue bonds, $3.0 million of notes related to the acquisition of SOS, $1.2 million of capitalized lease obligations associated with the D J acquisition, $7.1 million in notes related to the Aberdeen facility, and approximately $1.7 million of other outstanding debt. There was approximately $14.6 million of funds available for borrowing at June 30, 1994 under the revolving line of credit facility. Approximately $3.9 million of this revolving line of credit was used for outstanding letters of credit at June 30, 1994.

The Company made capital expenditures of $1.6 million for the first half of 1994, compared to $2.2 million in the first half of 1993. The Company's planned 1994 capital spending is expected to approximate $6.0 million.

OTHER. The credit agreement and indenture contain various covenants that limit the ability of the Company, TVI, and certain subsidiaries to, among other things, pay dividends, purchase capital stock, incur additional indebtedness, dispose of assets and transact with affiliates. TVI is also required to maintain, on a consolidated basis, certain minimum financial ratios, as set forth in the agreements. In addition to the covenants and financial ratios mentioned above, the credit agreement contains certain events of default. Management believes it is in compliance with all covenants in the credit agreement and indenture.

                          PART II - OTHER INFORMATION



Item 4.    Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held May 10, 1994 for the following purposes:

     i)    To elect a Board of nine (9) directors;

     ii) To approve the amendment of the Company's restated Certificate of Incorporation, increasing the number of authorized shares of Common Stock from 25,000,000 to 35,000,000; and

     iii)  To ratify the Company's independent auditors.

     The results of the vote were:

     1.  Election of Directors

            Name                                   For             Withheld
            ----                                   ---             --------
     Jerome R. Baier                           15,636,278           97,927
                                               ----------           ------
     Martin G. Hubbard                         15,635,707           98,498
                                               ----------           ------
     Robert A. Lahr                            15,635,707           98,498
                                               ----------           ------
     William V. Larkin, Jr.                    15,636,278           97,927
                                               ----------           ------
     Eric L. Mattson                           15,636,279           97,926
                                               ----------           ------
     Timothy M. Pennington, III                15,636,279           97,926
                                               ----------           ------
     Martin R. Reid                            15,636,278           97,279
                                               ----------           ------
     James J. Shelton                          15,636,278           97,927
                                               ----------           ------
     Frederick J. Warren                       15,636,278           97,927
                                               ----------           ------

     2. Proposal to amend the Restated Certificate of Incorporation, increasing authorized shares of Common Stock from 25,000,000 to 35,000,000:

        For         Against           Abstain          Broker Non-Votes
        ---         -------           -------          ----------------
    15,350,309      351,996            31,900                 0
    ----------      -------            ------                 -

     3. Ratification of the selection of Ernst & Young as the company's independent auditors:

        For         Against           Abstain          Broker Non-Votes
        ---         -------           -------          ----------------
    13,458,444      109,001            3,600              2,163,160
    ----------      -------            -----              ---------

Item 6.  Exhibits and reports of Form 8-K

      (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 12.

      (b) No reports on Form 8-K were filed during the quarter ended June 30, 1994.

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


                                         TUBOSCOPE VETCO
                                         INTERNATIONAL CORPORATION
                                         -------------------------
                                           (Registrant)



Date: August 12, 1994                    /s/ Ronald L. Koons
      ---------------                    -----------------------------------
                                         Ronald L. Koons
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Duly Authorized Officer, Principal
                                         Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION                                 PAGE NO.
- -----------                                ------------                                 --------
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

  ***4(i)         Purchase Agreement, dated as of September 30, 1991, between the
                  Company and BHI Hughes Incorporated relating to Vetco Services
                  Acquisition.

     4(j)         Secured Credit Agreement, dated June 30, 1994, between                      16
                  Tuboscope Vetco International Inc., CTI Inspection Services Inc.,
                  Tuboscope Vetco Capital Corp, Tuboscope Vetco International
                  Corporation and ABN AMRO Bank, N.V., as Agent.

   *10(a)         Form of Employment Agreement, dated May 13, 1988, between
                  Tuboscope Inc., the Company and William V. Larkin and
                  E. Wayne Overman.

   *10(b)         Savings Investment Plan, dated May 13, 1988, as amended by
                  First Amendment to Savings Investment Plan.

****10(c)         Second, Third and Fourth Amendments to Savings Investment Plan.


EXHIBIT NO.                            DESCRIPTION                                          PAGE NO.
- -----------                            -----------                                          --------
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

*******10(t)      Form of Employment Agreement, dated July 23, 1990, between
                  Tuboscope Inc. and Thomas Glascock and William Glascock.


EXHIBIT NO.                           DESCRIPTION                                           PAGE NO.
- -----------                           -----------                                           --------
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

 ***10(bb)        Building Agreement for Land at Jurong, dated May 5, 1983,
                  between Jurong Town Corporation and Vetco International, Inc.

 ***10(cc)        Lease Agreement, dated January 1, 1988, between Mohamed
                  Alhajri Est. and Vetco Saudi Company.

 ***10(dd)        Lease Agreement, dated November 26, 1989, between
                  Mohammed F. Al-Hajri Est. and Vetco Saudi Arabia Ltd.

 ***10(ee)        Lease between J.G.B. Properties Limited and Vetco Inspection
                  GmbH.

    10(ff)        Eighth and Ninth Amendment to Savings Investment Plan.                      94


- --------------------
     * Previously filed by the Registrant in Registration No. 33-31102 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

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

****** Previously filed by the Registrant in Registration No. 33-72072 and incorporated by reference herein pursuant to Rule 12b-

         32 of the Exchange Act.

******* Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

   **** Previously filed in the Company's Annual Report on Form 10-K for the **** fiscal year ended December 31, 1993 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.