Form 10-Q
period 1994-09-30
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1994-11-10
CIK 860097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1994
                                    --------------------------------------------

                                       OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------------- to ----------------------
Commission file number                 0-18312
                      -----------------------------------

                      TUBOSCOPE VETCO INTERNATIONAL CORPORATION
            ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  76-0252850
     ------------------------------                -----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         2835 Holmes Road, Houston, Texas                    77051
      --------------------------------------       -----------------------
     (Address of principal executive offices)               (Zip Code)

                                      (713) 799-5100
      ------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
   --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The Registrant had 18,466,763 shares of common stock outstanding as of September 30, 1994.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                                     INDEX


                                                                                Page No.
                                                                                --------
                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements:
        Consolidated Balance Sheets -
           September 30, 1994 (unaudited) and December 31, 1993                     2

        Unaudited Consolidated Statements of Operations -
           For the Three and Nine Months Ended September 30, 1994 and 1993          3

        Unaudited Consolidated Statements of Cash Flows -
           For the Nine Months Ended September 30, 1994 and 1993                    4

        Notes to Unaudited Consolidated Financial Statements                       5-6


Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                   7-9

                          Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                          10

Signature Page                                                                     11

Exhibit Index                                                                     12-15

Appendix A - Financial Data Schedule                                               16

                         PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                             1994            1993
                                                                                        --------------   -------------
                                                                                           (UNAUDITED)
                                                                                                (IN THOUSANDS)
                                          A S S E T S
                                          -----------
Current assets:
  Cash and cash equivalents                                                                  $  5,712        $  2,492
  Accounts receivable, net                                                                     48,526          51,037
  Inventory, net                                                                               10,232          10,573
  Deferred federal income taxes                                                                 1,963           2,138
  Prepaid expenses and other                                                                    7,729           6,075
                                                                                             --------        --------
     Total current assets                                                                      74,162          72,315
                                                                                             --------        --------
Property and equipment:
  Land, buildings and leasehold improvements                                                   91,550          82,938
  Operating equipment                                                                          92,788          95,292
  Equipment leased to customers                                                                 3,686           2,346
  Accumulated depreciation and amortization                                                   (41,270)        (32,193)
                                                                                             --------        --------
     Net property and equipment                                                               146,754         148,383
Identified intangibles, net                                                                    32,652          35,150
Goodwill, net                                                                                  48,465          49,096
Other assets, net                                                                               6,031           5,164
                                                                                             --------        --------
     Total assets                                                                            $308,064        $310,108
                                                                                             ========        ========

                                 L I A B I L I T I E S  A N D  E Q U I T Y
                                 -----------------------------------------
Current liabilities:
  Accounts payable                                                                           $ 14,342        $ 19,219
  Accrued liabilities                                                                          16,866          19,924
  Federal and foreign income taxes payable                                                      2,628           2,966
  Current portion of long-term debt and short-term borrowings                                   7,034          24,927
                                                                                             --------        --------
     Total current liabilities                                                                 40,870          67,036
Long-term debt                                                                                120,833         101,489
Pension liabilities                                                                            10,891           9,980
Deferred taxes payable                                                                         12,685          12,070
Other liabilities                                                                               2,637           4,102
                                                                                             --------        --------
     Total liabilities                                                                        187,916         194,677
                                                                                             --------        --------
Redeemable Series A Convertible Preferred Stock, $.01 par value, 5,000,000 shares authorized, 100,000 shares issued and outstanding ($10,175,000 aggregate
   liquidation preference at September 30, 1994)                                               10,175          10,175
                                                                                             --------        --------
Common stockholders' equity:
   Common stock, $.01 par value, 35,000,000 shares authorized, 18,466,763 shares
    issued and outstanding (18,410,053 at December 31, 1993)                                      184             184

   Paid-in capital                                                                            115,805         115,668
   Retained deficit                                                                            (4,747)         (8,293)
   Cumulative translation adjustment                                                           (1,269)         (2,303)
                                                                                             --------        --------
     Total common stockholders' equity                                                        109,973         105,256
                                                                                             --------        --------
Commitments and contingencies
                                                                                             --------        --------
     Total liabilities and equity                                                            $308,064        $310,108
                                                                                             ========        ========

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                               ---------------------------   ---------------------------
                                                                   1994           1993           1994           1993
                                                               ------------   ------------   ------------   ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenue:
     Sale of services                                          $    44,506    $    45,151    $   128,590    $   126,560
     Sale of products                                                4,085          2,871          9,213          4,815
     Rental income                                                     862            755          2,420          2,403
                                                               -----------    -----------    -----------    -----------
                                                                    49,453         48,777        140,223        133,778
                                                               -----------    -----------    -----------    -----------
Costs and expenses:
     Cost of services sold                                          33,389         34,397         97,544         97,048
     Cost of products sold                                           2,307          1,503          5,114          2,188
     Goodwill amortization                                             300            294            894            882
     Selling, general, and administrative                            5,318          8,758         16,464         20,217
     Research and engineering costs                                    682            773          2,235          2,714
     Restructuring costs                                                 -         13,256              -         13,256
                                                               -----------    -----------    -----------    -----------
                                                                    41,996         58,981        122,251        136,305
                                                               -----------    -----------    -----------    -----------
Operating profit (loss)                                              7,457        (10,204)        17,972         (2,527)

Other expense (income):
     Interest expense                                                3,169          2,808          8,992          7,877
     Interest income                                                   (37)           (79)          (201)          (365)
     Foreign exchange                                                  130            207            114            290
     Other, net                                                        472            710          1,392          1,732
                                                               -----------    -----------    -----------    -----------
Income (loss) before income taxes and extraordinary item             3,723        (13,850)         7,675        (12,061)
Provision (benefit) for income taxes                                 1,489         (2,725)         2,840         (2,099)
                                                               -----------    -----------    -----------    -----------
Net income (loss) before extraordinary item                          2,234        (11,125)         4,835         (9,962)
Extraordinary item related to early retirement of
     debt, net of income tax benefit of $411,000 in 1994
     and $2,421,000 in 1993                                             -              -           (764)        (4,497)
                                                               -----------    -----------    -----------    -----------
Net income (loss)                                                    2,234        (11,125)         4,071        (14,459)
Dividends applicable to redeemable preferred stock                     175            175            525            525
                                                               -----------    -----------    -----------    -----------
Net income (loss) applicable to common stock                   $     2,059       ($11,300)   $     3,546       ($14,984)
                                                               ===========    ===========    ===========    ===========
Earnings (loss) per common share:
     Income before extraordinary item and after
          deduction of preferred stock dividends                     $0.11         ($0.61)         $0.23         ($0.57)
     Extraordinary item                                                  -              -         ($0.04)        ($0.25)
                                                               -----------    -----------    -----------    -----------
     Net income (loss)                                               $0.11         ($0.61)         $0.19         ($0.82)
                                                               ===========    ===========    ===========    ===========
Weighted average number of common shares outstanding            18,449,385     18,423,630     18,436,331     18,332,668
                                                               ===========    ===========    ===========    ===========

           See notes to unaudited consolidated financial statements

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                   1994        1993
                                                                                 ---------   ---------
                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)                                                              $  4,071    $(14,459)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                 10,670      10,412
     Provision for losses on accounts receivable                                       63         777
     Provision for losses on inventory                                                 --          50
     Provision (benefit) for deferred income taxes                                    790      (6,196)
     Employee savings plan expense funded by issuance of Common stock                 137          --
     Write-off of unamortized debt fees                                             1,176       2,319
     Write-off of fixed assets                                                         --       3,033
     Deferred gain on interest swap agreement                                          --        (680)
     Changes in assets and liabilities, net of effects of
          acquired companies:
          Decrease (increase) in accounts receivable                                2,448      (5,420)
            Decrease in inventory                                                     341         222
            Increase in prepaid expenses and other assets                          (1,683)     (2,214)
            Increase (decrease) in accounts payable and accrued liabilities        (7,935)     15,414
            Decrease in federal and foreign income taxes payable                     (338)     (2,548)
            Increase (decrease) in other non current liabilities                   (1,465)      2,428
                                                                                 --------    --------
     Net cash provided by operating activities                                      8,275       3,138
                                                                                 --------    --------
Cash flows used in investing activities:
  Capital expenditures                                                             (4,299)     (5,839)
  Net assets of acquired companies, net of cash acquired                             (182)       (811)
  Payments on Aberdeen facility                                                        --      (6,419)
  Other                                                                              (118)     (2,521)
                                                                                 --------    --------
     Net cash used in investing activities                                         (4,599)    (15,590)
                                                                                 --------    --------
Cash flows provided by financing activities:
  Borrowings under financing agreements                                            65,554      93,956
  Principal payments under financing agreements                                   (64,098)    (81,490)
  Fees associated with Senior Credit Agreement                                     (1,387)         --
  S-3 filing cost                                                                      --      (2,357)
  Proceeds from sale of Common stock                                                   --          22
  Dividends paid on Redeemable Series A Convertible Preferred Stock                  (525)       (525)
                                                                                 --------    --------
     Net cash provided by financing activities                                       (456)      9,606
                                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents                                3,220      (2,846)
Cash and cash equivalents:
  Beginning of period                                                               2,492       5,313
                                                                                 --------    --------
  End of period                                                                  $  5,712    $  2,467
                                                                                 ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the nine month period for:
     Interest                                                                    $  6,469    $  5,539
                                                                                 ========    ========
     Taxes                                                                       $  3,191    $  4,533
                                                                                 ========    ========


           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                          AND AS OF DECEMBER 31, 1993

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

2.   INVENTORY

At September 30, 1994 inventories consist of the following (in thousands):

Components, subassemblies, and expendable parts. . . . . . . . .  $ 7,586
Equipment under production . . . . . . . . . . . . . . . . . . .    2,646
                                                                  -------
                                                                  $10,232
                                                                  =======

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

 The credit agreement provides for the borrowers to elect interest at a base rate or a Eurodollar rate, as defined. Interest on the base rate loans accrue at base rate to base rate plus 1.5%, based on a ratio of total funded debt to earnings before interest, taxes, extraordinary gains and losses, and depreciation and amortization. Interest on Eurodollar rate loans accrue at LIBOR plus 1.0% to LIBOR plus 2.5%, based on a ratio of total funded debt to earnings before interest, taxes, extraordinary gains and losses, and depreciation and amortization. Interest is payable on a quarterly basis. The credit agreement requires an interest rate cap agreement be maintained beginning no later than six months from the initial borrowing date for at least $15,000,000 of the term loans and to maintain such protection for a period of not less than three years.

 An after-tax extraordinary loss of $764,000 was incurred in the second quarter of 1994 as a result of the early retirement of debt under the previous senior credit agreement and related write-off of unamortized debt fees.

5.   1994 AND 1993 ACQUISITIONS

 On October 7, 1994, TVI acquired all the manufacturing and inspection equipment and inventory of NDT Systems, Inc. and certain related companies, (NDT), for $4,000,000. NDT manufactures and sells equipment used in the inspection of oil country tubular goods and provides oilfield inspection services in the United Kingdom.

 In the first quarter of 1993, the Company acquired certain tubular inspection assets of DJ Inspection Services, Inc. (DJ) headquartered in Houston, Texas for approximately $600,000 in cash and the assumption of approximately $1,850,000 in lease obligations payable over five years. In addition, in April 1993 the Company acquired all of the outstanding capital stock of CTI, an above ground storage tank inspection business headquartered in Northern California for stock of the Company worth approximately $1.9 million and $200,000 in cash. Similar to that used by the Company in its Oilfield Services Inspection Services, CTI uses electromagnetic flux and ultrasonic technology in its inspection process.

6.   DIVIDEND RESTRICTIONS

 TVI's senior credit agreement and the Notes restrict the ability of TVI to dividend or otherwise make distributions to the Company. The terms of the Company's Series A Convertible Preferred Stock restrict the ability of the Company to pay dividends on its Common Stock.

7.   INSURANCE SETTLEMENT

 Subsequent to September 30, 1994, the Company reached an agreement to settle an outstanding insurance claim for $1,600,000. After providing for legal costs and income taxes, the Company expects the settlement to increase net income in the fourth quarter by approximately $900,000.

8.   SUMMARIZED FINANCIAL INFORMATION OF REGISTRANT (TVI)

 The following is summarized balance sheet information for TVI as of September 30, 1994 and December 31, 1993 and summarized statements of operation for TVI for the nine months ended September 30, 1994 and 1993 (in thousands):

SUMMARIZED BALANCE SHEETS
                                                              September 30,   December 31,
                          ASSETS                                  1994            1993
                          ------                              -------------   -------------

Current assets.............................................        $ 73,787       $ 77,637
Noncurrent assets..........................................         224,394        228,926
                                                                   --------       --------
  Total assets.............................................        $298,181       $306,563
                                                                   ========       ========

                  LIABILITIES AND EQUITY
                  ----------------------

Current liabilities........................................        $ 38,367       $ 64,771
Noncurrent liabilities.....................................         139,312        126,046
Stockholders' equity.......................................         120,502        115,746
                                                                   --------       --------
  Total liabilities and equity.............................        $298,181       $306,563
                                                                   ========       ========


                                                                   Nine Months Ended
SUMMARIZED STATEMENTS OF OPERATION                                   September 30,
                                                                     -------------
                                                                     1994          1993
                                                                   --------       -------

Revenue....................................................        $137,855       $132,125
                                                                   ========       ========
Operating profit (loss)....................................        $ 18,525       $ (2,239)
                                                                   ========       ========
Income (loss) before income taxes and extraordinary item...        $  8,055       $(11,722)
                                                                   ========       ========
Net income (loss)..........................................        $  4,451       $(14,272)
                                                                   ========       ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
- ---------------------

Revenue. Revenue was approximately $49.5 million and $140.2 million for the third quarter and first nine months of 1994, respectively, increases of 1% and 5% over the same periods of 1993.

Revenue from the Company's Oilfield Services, comprised of Inspection and Coating, was approximately $36.4 million and $103.8 million for the third quarter and nine months ending September 30, 1994. These results represented increases of $4.1 million (or 13%) and $9.9 million (or 11%) compared to the third quarter and first nine months of 1993, respectively. Inspection revenue for the third quarter of 1994 was up $2.6 million (or 12%) due to a $2.0 million (or 18%) increase in International Inspection revenue and a $535,000 (or 5%) increase in North America Inspection revenue. International Inspection revenue increased due to $4.0 million in Algerian equipment sales. Excluding the Algerian equipment sales, International Inspection revenue would have declined $2.0 million (or 17%) mainly due to lower European and Japan inspection activity, as evidenced by a 7% decrease in the average international rig count during the third quarter of 1994 compared to the third quarter of 1993, and lower steel mill activity. North America Inspection revenue increased due to a 3% increase in the average North America rig count, primarily in Canada.
Coating revenue for the third quarter of 1994 was up $1.5 million (or 15%) due to a $1.1 million (or 37%) increase in International Coating revenue and a $405,000 (or 6%) increase in North America Coating revenue. International Coating revenue increased due to the start-up of the Company's Aberdeen Coating facility in the third quarter of 1993 and improved market conditions in the North Sea and Far East. North America Coating revenue increased as a result of greater revenue from the Company's Canadian Coating operation in Nisku, increased activity in Louisiana related to an increase in gas wells, and greater drill pipe coating revenue in Houston.

Industrial Inspection revenue was $4.5 million and $12.9 million for the third quarter and first nine months of 1994, a decline of $852,000 (or 16%) and $2.2 million, (or 15%) respectively, compared to the same periods in 1993. The third quarter and year-to-date decline was primarily due to lower activity in the Middle East associated with reduced work and delayed projects in Saudi Arabia. The Company expects the decline in Middle East activity to continue in the fourth quarter of 1994.

Pipeline Services revenue was $5.4 million and $13.7 million in the third quarter and first nine months of 1994, down $343,000 (or 6%) and $694,000 (or 5%) from the third quarter and first nine months of 1993. The third quarter decline was due to a decrease in revenue from Middle East operations compared to the third quarter of 1993. Pipeline services revenue for the fourth quarter of 1994 is expected to be greater than each of the first three quarters of 1994 and the fourth quarter of 1993. Pipeline revenue is usually highest in the fourth quarter and current backlog orders are higher than normal.

Mill System and Sales revenue was $1.0 million and $5.1 million for third quarter and nine months ended September 30, 1994, respectively, compared to $3.7 million and $7.2 million in the same periods of 1993. During the third quarter of 1993, the Company completed the sale and shipment of a Mill unit to Romania for $2.4 million. There were no similar mill sales in 1994.

Other revenue was $2.2 million and $4.7 million for the third quarter and first nine months of 1994, compared to $1.6 million and $3.2 million, respectively, in the same periods last year. Other revenue included $745,000 and $2.4 million from the Company's tank inspection business for the three month and nine months ended September 30, 1994. This revenue resulted from the acquisition of CTI Inspection Services Inc. (CTI), which occurred in the second quarter of 1993. CTI Inspection Services revenue was $936,000 in the third quarter of 1993. The main reason for the increase in other revenue was due to Environmental Services revenue in Alaska during the third quarter of 1994, with no corresponding revenue in 1993.

Gross Margin and Gross Profit. Gross profit was approximately $13.5 million (27.2%) and $36.7 million (26.2%) for the third quarter and first nine months of 1994, respectively, compared to $12.6 million (25.8%) and $33.7 million (25.1%) for the third quarter and first nine months of 1993, respectively. The quarter and year-to-date improvement in gross profit was due to greater revenue and to cost savings as a result of the restructuring plan implemented in the third quarter of 1993. Gross margins (defined as revenue minus variable expense) were 45.0% for the third quarter of 1994 compared to 45.6% for the same period of 1993. The decline in gross margin percentage was due to cost increases related to a change in blasting material used by the Company's coating operations, lower margins on Algerian equipment sales, and higher costs associated with Pipeline work in the Middle East.

Selling, General and Administrative Costs. Selling, general and administrative expense was approximately $5.3 and $16.5 million for the three and nine months ended September 30, 1994. These results represented decreases of $3.4 million and $3.8 million, respectively, compared to the same periods of 1993. The third quarter and first nine months of 1993 included bad debt reserves of $934,000 and litigation costs of $1.4 million. Excluding these items, selling, general and administrative expense decreased $1.1 million and $1.4 million for the third quarter and first nine months of 1994, respectively. The decrease was due primarily to cost reductions achieved through the restructuring plan implemented during the third quarter of 1993.

Research and Engineering Costs. Research and engineering costs were $682,000 and $2.2 million for the third quarter and first nine months of 1994, a decrease of $91,000 and $479,000 respectively, compared to the same periods in 1993. The year-to-date decrease was mainly due to work performed during the second quarter of 1994 by the Mill engineering group on manufacturing projects associated with the sale or lease of the Rotary UT unit as compared to research and engineering expense projects in the second quarter of 1993, and cost reductions implemented in the third quarter of 1993.

Restructuring Costs. The Company incurred $13.3 million of restructuring costs in the third quarter of 1993 in response to a decline in international drilling activity and heavy discounting in the domestic markets. Restructuring costs were principally related to the Company's international operations as international overhead personnel was reduced significantly. The Company also accrued for costs associated with consolidating certain international and domestic facilities. North America headcount (fixed costs personnel) was also reduced as part of the restructure.

Operating Profit. Operating profit was $7.5 million and $18.0 million for the three and nine months ended September 30, 1994 compared to operating losses of $10.2 million and $2.5 million, respectively, for the same periods of 1993. Operating profit improvement was mainly related to the 1993 restructuring costs, a decline in fixed costs (both from operations and selling, general, and administrative costs) associated with the third quarter 1993 restructuring plan, and an increase in revenue primarily associated with the Algerian equipment sale.

Interest Expense. Interest expense was $3.2 million and $9.0 million for the third quarter and first nine months of 1994, increases of $361,000 and $1.1 million compared to the same periods of 1993. The increase was mainly due to greater debt associated with the completion of financing for the Aberdeen inspection and coating facility in the first quarter of 1994.

Other Expense (Income). Other expense was $472,000 and $1.4 million for the three and nine months ended September 30, 1994, decreases of $238,000 and $340,000 compared to the three and nine months ended September 30, 1993. The decrease was mainly associated with lower debt fee amortization associated with the Company's senior debt.

Provision for Income Taxes. The Company's effective tax rate for the third quarter and first nine months of 1994 was 40% and 37%, respectively. The increase in the third quarter rate relates to greater earnings in high tax jurisdictions, particularly Canada and Germany.

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

Net Income (Loss). Net income was $2.2 million and $4.8 million for the third quarter and first nine months of September 30, 1994 compared to a net loss of $11.1 million and $14.5 million, respectively, in the same periods of 1993. The increase is attributable to the items discussed above.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

Working capital was approximately $33.4 million at September 30, 1994, an increase of $28.1 million from $5.3 million at December 31, 1993. The increase in working capital was mainly due to refinancing of TVI's Senior secured term loan and revolving credit facility in the second quarter of 1994. Primarily as a result of the refinancing, the current portion of long-term debt was reduced by $17.9 million, from $24.9 million at December 31, 1993 to $7.0 million at September 30, 1994. Working capital was also up due to a $3.2 million increase in cash, $1.6 million increase in prepaid expenses, and a $7.9 million decrease in accounts payable and accrued liabilities. The components of the increase in cash are detailed in the consolidated statements of cash flows. The increase in prepaid expense was mainly due to an increase in prepaid insurance. Accounts and accrued liabilities decreased mainly as a result of severance payments in the first nine months of 1994, and a reduction in bank overdrafts. These increases in working capital accounts were partially offset by a $2.5 million decrease in accounts receivable. Accounts receivable declined primarily due to improved collection results as days sales outstanding declined during the first nine months of 1994.

Current and long-term debt was $127.9 million at September 30, 1994, an increase of $1.5 million from December 31, 1993. The $1.5 million increase was due primarily to the financing of the Company's Aberdeen facility with a lender for $7.5 million payable through February 1, 1999, offset by a net decrease in the revolving line of credit of $4,000,000. The Company's outstanding debt at September 30, 1994 consisted of approximately $75.0 million of 10.75% Subordinated Notes, $23.0 million of term loans with the senior lenders, $16.0 million due under the revolving line of credit facility, $2.0 million of industrial revenue bonds, $2.5 million of notes related to the acquisition of SOS, $1.1 million of capitalized lease obligations associated with the D J acquisition, $6.8 million in notes related to the Aberdeen facility, and approximately $1.5 million of other outstanding debt. There was approximately $16.9 million of funds available for borrowing at September 30, 1994 under the revolving line of credit facility. Approximately $3.1 million of this revolving line of credit was used for outstanding letters of credit at September 30,1994.

The Company made capital expenditures of $4.3 million for the first nine months of 1994, compared to $5.8 million in the first nine months of 1993. The Company's planned 1994 capital spending is expected to approximate $6.5 million.

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

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994.

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


                                                       TUBOSCOPE VETCO
                                                       INTERNATIONAL CORPORATION
                                                       -------------------------
                                                          (Registrant)



Date: November 10, 1994                         /s/ Ronald L. Koons
      ----------------------                    -------------------------------
                                                Ronald L. Koons
                                                Executive Vice President,
                                                Chief Financial Officer
                                                and Treasurer (Duly Authorized
                                                Officer, Principal Financial
                                                and Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT NO.                                 DESCRIPTION                               PAGE NO.
  -----------                                 -----------                               --------
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

  ***4(i)         Purchase Agreement, dated as of September 30, 1991, between the
                  Company and BHI Hughes Incorporated relating to Vetco Services
                  Acquisition.

*****4(j)         Secured Credit Agreement, dated June 30, 1994, between
 ****             Tuboscope Vetco International Inc., CTI Inspection Services Inc.,
                  Tuboscope Vetco Capital Corp, Tuboscope Vetco International
                  Corporation and ABN AMRO Bank, N.V., as Agent.

   *10(a)         Form of Employment Agreement, dated May 13, 1988, between
                  Tuboscope Inc., the Company and William V. Larkin and
                  E. Wayne Overman.

   *10(b)         Savings Investment Plan, dated May 13, 1988, as amended by
                  First Amendment to Savings Investment Plan.

****10(c)         Second, Third and Fourth Amendments to Savings Investment Plan.

EXHIBIT NO.       DESCRIPTION                                                           PAGE NO.
- ----------        -----------                                                           -------
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

*******10(t)      Form of Employment Agreement, dated July 23, 1990, between
                  Tuboscope Inc. and Thomas Glascock and William Glascock.

EXHIBIT NO.                            DESCRIPTION                                       PAGE NO.
- ----------                             -----------                                       -------
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

  ***10(bb)       Building Agreement for Land at Jurong, dated May 5, 1983,
                  between Jurong Town Corporation and Vetco International, Inc.

  ***10(cc)       Lease Agreement, dated January 1, 1988, between Mohamed
                  Alhajri Est. and Vetco Saudi Company.

  ***10(dd)       Lease Agreement, dated November 26, 1989, between
                  Mohammed F. Al-Hajri Est. and Vetco Saudi Arabia Ltd.

  ***10(ee)       Lease between J.G.B. Properties Limited and Vetco Inspection
                  GmbH.

*****10(ff)       Eighth and Ninth Amendment to Savings Investment Plan.
 ****

        27        Financial Data                                                         16


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

  ***** Previously filed in the Quarterly Report on Form 10Q for the quarter ended June 30, 1994 and incorporated by reference **** herein pursuant to Rule 12b-32 of the Exchange Act.