Form 10-K
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1995-03-31
CIK 860097

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -----------------------------

                                   FORM 10-K

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period
     from ----------------------------to--------------------------------



                                TUBOSCOPE VETCO
                           INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                       0-18312                 76-0252850
 (State or other jurisdiction       (Commission File No.)      (I.R.S. Employer
of incorporation or organization)                            Identification No.)

      2835 Holmes Road, Houston, Texas                                77051
  (Address of principal executive offices)                         (Zip Code)


      Registrant's telephone number, including area code: (713) 799-5100
          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $.01 par value

                               (Title of Class)
                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  [X]         No  [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1995 was $129,446,758 based on the closing sales price of such stock on such date.

[ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The number of shares outstanding of the registrant's common stock, as of March 24, 1995 was 18,492,394.

                        -------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Proxy Statement for its 1995 Annual Meeting are incorporated by this reference into Part III as set forth herein.

                                     PART I
ITEM 1. BUSINESS

  Tuboscope Vetco International Corporation (the "Company") was incorporated under the laws of Delaware on March 28, 1988 for the purpose of acquiring Tuboscope Vetco International Inc. fka Tuboscope Inc. ("TVI") from Minstar Inc. ("Minstar"). The acquisition of TVI (the "Merger") was consummated on May 13, 1988. The Company is a holding company which owns all of the outstanding capital stock of TVI, CTI Inspection Services Inc. (CTI), and Tuboscope Vetco Capital Corporation (TVCC). The Company has no independent operations. As used in this Report, except as the context otherwise requires or as otherwise defined, the "Company" and "Tuboscope" mean Tuboscope Vetco International Corporation together with its subsidiaries.


HISTORY

  The Company was one of the first companies to provide tubular inspection and corrosion protection services to the oil and gas industry, commencing operations in 1937. From 1937 through the mid-1940s, Tuboscope provided these services primarily to domestic companies involved in the exploration and production of oil and gas. TVI expanded its operations into international markets during the mid-1940s.

  During the early 1960s, the Company introduced inspection equipment for use by steel mills to detect manufacturing defects in oilfield tubulars and to assist in quality control. In the mid-1960s, the Company developed the Linalog(R) tool used to inspect oil and gas pipelines without disrupting product flow and began marketing its pipeline inspection services. In 1990, the Company strengthened its ultrasonic inspection capabilities with the acquisition of Sound Optics Systems, Inc. dba Sound Optical Systems, Inc. (SOS), one of the technological leaders of ultrasonic inspection services for oil country tubular goods.

  In October 1991, the Company significantly expanded its international operations with the acquisition of Baker Hughes Tubular Services, Inc. (Vetco Services). From the 1930s through the 1940s, Vetco Services provided oil country tubular inspection and coating services primarily in the Western United States. In the 1950s, Vetco Services began providing tubular inspection and coating services in several international markets, acting primarily as a licensee of the Company in Europe. By the 1960s, Vetco Services was no longer acting as a licensee for the Company and had developed a significant presence in the European markets. Vetco Services subsequently entered the Middle East and Far East markets in the 1970s. In the mid-1970s, Vetco Services added its industrial inspection services for heavy industrial projects. In 1977, Vetco Services was acquired by Combustion Engineering, Inc. and operated as a division of that company until it was acquired by Baker Hughes Incorporated ("BHI") in March 1989. BHI merged Vetco Services' then existing operations with BHI's existing international inspection and coating services operation, Baker PA, to form Vetco Services.

  In 1993 the Company added to its North American oilfield services with the acquisition of the inspection assets of D. J. Inspection Services Inc. (DJ) and furthered its industrial inspection capacity with the acquisition of CTI. In October 1994, the Company purchased the manufacturing and inspection assets of NDT Systems, Inc., Bandarena Enterprises Limited, NDT Eagle Ltd. and Tubular Ultrasound Ltd. (NDT).

  The principal executive offices of the Company are located at 2835 Holmes Road, Houston, Texas, 77051, telephone (713) 799-5100.


GENERAL

  The Company is primarily engaged in the inspection and coating of oil country tubular goods (drill pipe, line pipe, casing and tubing) and the in-place inspection of oil and gas pipelines. Demand for the Company's inspection services is based, in part, on the relatively low cost of such services compared to the potential cost to a customer of the failure of a tubular or pipeline segment. As a result of the Vetco Services acquisition, the Company is the largest provider of these inspection and coating services in the world. Approximately 52% of the Company's revenue for the year ended December 31, 1994 was derived from international (outside the United States and Canada) sales.

  See Note 12 of Notes to Consolidated Financial Statements of the Company for financial information relating to foreign and domestic operations and export sales.

Oilfield Services

  Oilfield Services, which constitutes the largest portion of the Company's business, involves primarily the inspection and coating of new and used oil country tubular goods. The Company's Oilfield Services operations provide inspection and/or coating services in over 54 countries in North America, Latin America, Europe, Africa, the Middle East and the Far East. Demand for these services depends in large part upon the level of oil drilling and production activity.

  New Tubular Inspection. Newly manufactured pipe sometimes contains serious defects that are not detected by the mill. In addition, pipe can be damaged in transit and during handling prior to use at the well site. As a result, exploration and production companies often have new tubulars inspected before they are placed in service to reduce the risk of pipe failures during drilling and completion of oil and gas wells.

  The Company's tubular inspection equipment employs all major non-destructive inspection techniques, including electromagnetics, ultrasonics, flux leakage and gamma ray. The primary methods used by the Company to inspect new tubulars are electromagnetics and ultrasonics. These inspection services are provided both by mobile units and at fixed site inspection locations.

  Used Tubular Inspection. Used tubulars are inspected by the Company to detect service-induced flaws after the tubulars are removed from operation. Used drill pipe and used tubing inspection programs allow operators to replace lengths that are detected as being defective, thereby prolonging the life of the remaining pipe and saving the customer the cost of unnecessary tubular replacements and pipe failure related expenses.

  As with new tubular inspection, the used tubular inspection services are provided both by mobile units and at fixed site inspection locations. The used tubular inspection centers offer a complete line of reclamation services necessary to return tubulars to useful service. In addition to electromagnetic inspection, these facilities offer tubular cleaning and straightening, hydrostatic testing and re-threading.

  Related Inspection Services. In addition to its new and used tubular inspection services, the Company also offers a wide range of related inspection services, including API thread inspection and ring and plug gauging, as well as various used drill pipe services. The Company also provides an ultrasonic inspection service for detecting potential fatigue cracks in the end area of used drill pipe, the portion of the pipe that has traditionally been the most difficult to inspect. The Company also provides a tubing wellhead inspection system for inspecting tubing in gas lift wells, pumping wells and salt water injection and disposal wells.

  Tubular Coatings. The Company develops, manufactures and applies its tubular coatings, known as Tube-Kote(R) coatings, to new and used tubulars. Coatings help prevent corrosion of tubulars by using plastics with protective properties. In addition, coatings are designed to improve oil flow by controlling paraffin and scale buildup, which can reduce or block oil flow in producing wells. The use of coatings extends the life of existing tubulars, reduces the frequency of well workovers, reduces interruptions in service and increases the hydraulic efficiency of the wells.

  Revenue from the Company's Oilfield Services (including equipment sales) provided approximately 73%, 71% and 74% of the Company's revenue during the years ended December 31, 1994, 1993 and 1992, respectively.

Pipeline Services

  Pipeline Services provides in-place inspection services for oil and gas pipelines to identify defects in the pipelines without removing or dismantling the pipelines and without disrupting the product flow. This service gives customers a convenient and cost effective method of identifying defects in pipelines and enables them to remedy such defects. The Company inspects pipelines by launching a Linalog(R) tool into the pipeline. Propelled by the product flow, the Linalog(R) tool uses electromagnetics to record the severity and location of internal and external pitting-type corrosion as well as defects in the pipeline, which provides a basis for evaluation and repair by the customer. Once the test is complete, the Linalog(R) tool is returned to the Company, refurbished and used for future pipeline inspections.

  Revenue from the Company's Pipeline Services (including equipment sales) represented approximately 11%, 11% and 12% of the Company's revenue for the years ended December 31, 1994, 1993 and 1992, respectively.

  Management believes that there are growth opportunities for the Company's Pipeline Services due to the aging of the worldwide pipeline network and new pipeline construction. Pending domestic governmental pipeline inspection requirements and an extensive pipeline infrastructure in Eastern Europe are additional industry factors that are expected to contribute to the growth of the Company's Pipeline Services. Additionally, management believes that the Linalog(R) Plus technology and the 1994 commercial introduction of the Company's TruRes/TM/ inspection technology will provide additional markets and growth opportunities. The Linalog(R) Plus service is a computer enhanced method for presenting the inspection report produced by the Company's traditional Linalog(R) technology. The TruRes/TM/ technology is the Company's entry into the "High Resolution" market of pipeline inspection that utilizes advanced computer technology and other advancements within the body of the inspection, or Tru Res/TM/ tool.

Industrial Inspection Services

  As a result of the Vetco Services acquisition in October 1991, and the CTI Inspection Services Inc. (CTI) acquisition in April 1993, the Company provides industrial inspection and monitoring services for the construction, operation and maintenance of major projects in energy-related industries. Inspection techniques include the X-raying of pipeline girth welds, electromagnetic inspection of storage-tank floors and ultrasonic or eddy current inspection of refinery equipment. Monitoring services include various quality assurance and control and supervision services. Most of these services are provided during fabrication, installation and maintenance of energy-related facilities. The primary customers are power plants undergoing construction or maintenance, chemical and petrochemical plants, pipeline construction companies and pipeline owners. Revenue from Industrial Inspection Services accounted for approximately 9%, 12%, and 10% of the Company's revenue for the years ended December 31, 1994, 1993 and 1992, respectively.


Mill Systems and Sales

  Mill Systems and Sales fabricates and sells or leases inspection equipment to steel mills. The equipment is operated by the steel mills and is used for quality control purposes to detect transverse, longitudinal and three-dimensional defects in the pipe during a high-speed manufacturing process. Each piece of mill inspection equipment is designed to customer specifications and is installed and serviced by the Company. Since 1962, the Company has installed more than 80 units worldwide.

  Revenue from the Company's Mill Systems and Sales represented approximately 4%, 5%, and 4% of the Company's revenue for the years ended December 31, 1994, 1993 and 1992, respectively. Revenue for Mill Systems and Sales may fluctuate significantly from year to year due to the timing of negotiating large domestic and export sales contracts, arranging financing, and manufacturing equipment. The Company historically has refrained from selling pipeline and oilfield services inspection equipment to customers in areas where it provides inspection services. Since January 1, 1986, the Company has sold approximately $35.8 million of pipeline and oilfield services inspection equipment and approximately $12 million of mill inspection equipment in markets where it generally does not provide inspection services, principally the former Soviet Union and China.

Management believes that opportunities exist for additional equipment sales to former Eastern Bloc countries and to customers in other markets where the Company historically has not provided inspection services. However, there can be no assurance that any such sales will be made by the Company. Additionally, the recent NDT acquisition should enhance the Company's range of product lines.

NDT SYSTEMS ACQUISITION

  In October 1994, the Company purchased the manufacturing and inspection assets of NDT. NDT manufactures equipment used in the inspection of oil country tubular goods for sale to mills and to inspection companies worldwide. This acquisition allows the Company to expand its mill inspection product line and enhances its manufacturing capabilities. In the United Kingdom this acquisition adds ultrasonic inspection capabilities to the Company's UK services.


SEASONAL NATURE OF THE COMPANY'S BUSINESS

  Historically, the level of the Company's business in domestic Oilfield Services and domestic Pipeline Services has followed seasonal trends, which are described below. However, these historical trends, in Oilfield Services, can be subject to significant changes resulting from fluctuations in oil prices and changes in domestic rig count. The Company's International Oilfield Services (excluding Canada), Mill Systems and Sales, and Industrial Inspection Services have no particular seasonal trend. The timing of mill equipment sales is not easily predictable and, accordingly, revenue tends to fluctuate from quarter to quarter.

  The Company's Oilfield Services business in the United States tends to realize lower activity levels during the first quarter of the calendar year due to the typical delay in the approval of drilling budgets and weather restrictions. The Company's Oilfield Services business in Canada typically realizes a strong first quarter of the calendar year as operators take advantage of the winter freeze to help gain access to drilling and production areas, and then declines during the second quarter of the calendar year due to weather conditions which result in road bans which curtail drilling activity. Oilfield services activity in both the United States and Canada typically increases during the third quarter of the calendar year and then peaks in the fourth quarter of the calendar year as operators authorize the spending of remaining drilling and/or production capital budgets for the year.

  Pipeline Services typically experiences reduced activity during the first quarter of the calendar year. The high winter demand for gas and petroleum products in the northern states and the consequent curtailment of maintenance/inspection programs result in less opportunity to perform pipeline inspection during this time. During the second quarter of the calendar year, activity begins to increase and normally continues at relatively stable levels through the end of the year as operators finish scheduled maintenance programs.

CUSTOMERS AND DISTRIBUTION NETWORK

  The Company markets its products and services primarily to oil and gas companies and manufacturers of oil country tubular goods, principally through its 64 employee sales organization. In addition, the Company sells its Oilfield services to numerous tubular supply stores, which incorporate these products and services as part of their packaged sales to end-users. The Company's international oilfield inspection services were historically marketed in large part through licensees. These licenses generally ranged in duration from three to five years and were for the most part renewable, unless termination notices were given by either party. In 1990, the Company commenced operating directly in selected foreign markets rather than marketing its services through licensees. With the acquisition of Vetco Services, which markets its services directly or through joint ventures, the Company has a stronger direct presence in the international marketplace.

  Of approximately 829 domestic accounts served by Oilfield Services, the 20 largest accounts comprised approximately 54% of total domestic sales attributable to Oilfield Services for the year ended December 31, 1994. During the year ended December 31, 1994, the top 15 customers for Pipeline Services represented approximately 63% of total revenue attributable to Pipeline Services and the largest 10 accounts for Mill Systems and Sales represented approximately 62% of total revenue attributable to Mill Systems and Sales. No single customer accounted for as much as 10% of the Company's total revenue in 1994.

  See Note 12 of Notes to Company's Consolidated Financial Statements contained herein for financial information relating to foreign and domestic operations and export sales.

PATENTS, LICENSES AND TRADEMARKS

  Management believes that the Company's strong market position in its major businesses is enhanced by its technology. Through an internal development program and certain acquisitions, the Company has assembled an extensive array of inspection systems and coatings in addition to a substantial number of trademarks, patents and other proprietary rights.

  The Company's electromagnetic inspection system, known as Amalog(R) IV, performs four separate inspections in one semi-automated process: the Sonoscope(R) section detects transverse defects, which are flaws aligned across the pipe; the Amalog(R) section detects flaws with longitudinal dimensions; the Isolog(R) section detects variations in the thickness of the wall of the pipe; and the grade verifier section compares each length with a standard to determine whether all the pipe is of the same metallurgical grade. The Company also offers special end area inspection to locate transverse and longitudinal defects. The Company's electromagnetic inspection capabilities were enhanced by the acquisition of certain technology rights as part of the Vetco Services acquisition. Most notable was the PipeImage/TM/ System for electromagnetic inspection. This system uses small sensors, digital signal processing, computer interpretation and three-dimensional image presentation to help identify flaws in mid-range walled pipe which may be undetectable with conventional electromagnetic inspection services.

  The Company's ultrasonic inspection capabilities were significantly enhanced with the July 1990 acquisition of SOS, one of the technological leaders of ultrasonic inspection services for oil country tubular goods. The equipment used in the Company's ultrasonic inspection systems (U-Tron(R), SOS Ultrasonic Inspection Unit and Vetcoscan(R)) are designed to inspect heavywall or non-magnetic tubing, casing and line pipe for manufacturing defects, where the effectiveness of electromagnetic inspection is limited.

  As part of the Vetco Services acquisition, the Company acquired BHI's interests in substantially all of the foreign and domestic trademarks and patents and other proprietary technology used in the Vetco Services business (other than Vetcoscan(R)). These technologies include Vetcolog(R), PipeImage/TM/ and Vetcoscope(R) electromagnetic inspection systems and the end area inspection system and all of the liquid and powder coating technology. In addition, the Company obtained certain rights to use the Vetcoscan(R) ultrasonic inspection technology outside the United States. In connection with such acquisition, BHI's domestic coating and inspection business retained the right to use such technology in the United States. ICO, Inc. acquired the domestic inspection and coating business of BHI in September 1992.

  As part of the Company's tubular coating services, the Company develops, manufactures and applies its tubular coatings, known as Tube-Kote(R) coatings, to new and used tubulars. Tube-Kote(R) coatings are manufactured by and for the Company using a variety of resins, including phenolic, epoxy or urethane, each selected for its suitability under certain corrosive conditions and then formulated to enhance performance. Some coatings are applied in combination, such as a phenolic base with an epoxy top coat, and then cured into a single coating to develop the properties of both plastics. Every coating is tested and evaluated in field conditions before being released for customer use. Tube-Kote(R) coatings are developed and manufactured either at the Company's Houston, Texas facility or are manufactured in North America or Europe through agreements with local manufacturers.

  The Company also offers a complete line of connection services for internally coated line pipe. These include Thru-Kote/TM/ and Thru-Kote/TM/ U.B. systems for welding coated line pipe, and a variety of other specialized fittings.

  The Company has proprietary rights to a number of foreign and domestic trademarks important to its business. It also owns various foreign and domestic patents related to the design and manufacture of certain products. Many of the patents have expired or will soon expire, and many of the trademark registrations are up for renewal within the next two years. Management intends to renew these trademarks. Although management believes that no single patent is material to the business of the Company, it continues to seek new patents to protect the Company's proprietary interests in certain products as necessary.

COMPETITION

  The Company's major competitor in the domestic inspection and coating markets is ICO, Inc. In addition, in the domestic and international inspection markets, a large number of small regional inspection companies provide competition. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies or regulations which may give local nationals in these countries certain competitive advantages.

  The principal competitive factors in Oilfield Services are price, availability, quality of service and product performance and technology. The price and availability tend to be the controlling factors of inspection services, while quality of service, product performance, price and availability principally impact customers' decisions to purchase coating services.

  The Company's major competitors in Pipeline Services are Vetco Pipeline Services, Inc., a U.S. subsidiary of Rauma Repola; British Gas plc; Ipel Kopp (Pipetronix), a subsidiary of A.G. Preussay Anlagensau; and H. Rosen Engineering GmbH. Management believes the major competitive factors for Pipeline Services are product performance and technology, quality of service and price. The market for the Company's Industrial Inspection Services is highly fragmented and comprised of many competitors with price the major competitive factor. The Company's main competitor in Mill Systems and Sales is Institut Dr. Forster GmbH & Company KG. Product performance, quality of service and price are the competitive factors in this area.

ENGINEERING AND MANUFACTURING

  The Company manufactures or assembles the equipment and products which it leases and sells to customers and which it uses in providing inspection and coating services. In addition to producing new equipment and products, the Company produces spare parts for its equipment and for resale, and renovates and repairs equipment at its manufacturing facilities in Houston and Midland, Texas.

  The equipment and products designed and manufactured by the Company range from electromagnetic and ultrasonic inspection systems to coating products. Design and engineering are based on research and development efforts as well as established customer and industry standards.


RAW MATERIALS

  The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are readily available at competitive prices from numerous sources.


BACKLOG

  The Company does not believe that backlog is material to its business.

ENVIRONMENTAL MATTERS

  The Company's inspection and coating services routinely involve the handling and disposal of chemical substances and waste materials, some of which may be considered to be hazardous wastes. These potential hazardous wastes result primarily from the use of mineral spirits to clean pipe threads during the tubular inspection process and from the coating process.

  The Company's operations are subject to numerous local, state and federal laws and regulations, including the regulations promulgated by the Occupational Safety and Health Administration, the United States Environmental Protection Agency, the Nuclear Regulatory Commission and the United States Department of Transportation. Management believes that the Company is in substantial compliance with these laws and regulations, and that the compliance and remedial action costs associated with these laws and regulations have not had a material adverse effect on its results of operations, financial condition or competitive position, to date.

  The Company cannot predict the effect on it of new laws and regulations with respect to radioactive hazardous wastes caused by naturally occurring radioactive materials or with respect to other environmental matters. Circumstances or developments which are not currently known as well as the future cost of compliance with environmental laws and regulations could be substantial and could have a material adverse effect on the results of operations and financial condition of the Company.

  Pursuant to an agreement executed as part of the Merger in 1988, Minstar has agreed, subject to certain limitations concerning the time for submitting claims and the amount of losses to be covered as described below, to indemnify the Company with respect to all losses, liabilities, damages and expenses incurred in connection with, arising out of or resulting from the production, use, generation, emission, storage, treatment, transportation, disposal or other handling or disposition or migration of any kind of any toxic or hazardous wastes at any time prior to the closing of the Merger. Claims for indemnification were required to be made before May 13, 1992. Minstar is obligated to indemnify the Company for the first $1 million of losses incurred by the Company and fifty percent of losses in excess of $2 million. The Company is solely responsible for the second $1 million of losses incurred and fifty percent of losses in excess of $2 million. The Company has claims for indemnification from Minstar aggregating $1 million. Therefore, the Company would then be responsible for the next $1 million of losses. Amounts for any losses in excess of $2 million aggregate amount are to be shared equally by Minstar and the Company until the indemnity obligation terminates. The Company has claims against Minstar for their half in an amount in excess of $200,000. See "Business--Legal Proceedings" for a description of the indemnity to be provided by Minstar with respect to actions, suits, litigation, proceedings or governmental investigations which may also apply to certain environmental matters.

  The Company was one of 140 defendants in a civil lawsuit, Dolan, et al. v. Humacid et al., that alleged property damage and personal injuries arising from a former waste dump site. This suit has been settled, and the Company paid approximately $100,000.

EMPLOYEES

  As of December 31, 1994, the Company employed 1,954 full-time employees worldwide, of whom 1,000 were employed domestically. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES

  The following is a description of the Company's major facilities:

                                                                                                SIZE
          Location                                 DESCRIPTION                             (SQUARE FEET)             OWNED/LEASED
-----------------------------   --------------------------------------------------   --------------------------   -----------------
DOMESTIC:
Amelia, Louisiana               Coating Plant                                        85,000 on 8 Acres            Building Owned*
Bakersfield, California         Reclamation Facility                                 7,200 on 6 Acres             Owned
Casper, Wyoming                 Inspection Facility                                  91,720 on 29 Acres           Owned
Oklahoma City, Oklahoma         Inspection Facility                                  6,000 on 5 Acres             Owned
Edmond, Oklahoma                Coating Plant                                        40,000 on 19 Acres           Owned
Harvey, Louisiana               Coating Plant and Inspection Facility                53,000 on 7 Acres            Owned
Houston, Texas                  Holmes Road Complex: Manufacturing, Warehouse        300,000 on 50 Acres          Owned
                                  and Corporate Offices, Coating Manufacturing
                                  Plant, Pipeline Services, Manufacturing and
                                  Log Operations
                                Engineering/Technical Research Center                76,000 on 6 Acres            Owned
                                Coating Plant                                        83,000 on 43 Acres           Owned
                                Sheldon Road Complex: Region Administration          137,000 on 94 Acres          Owned
                                  Offices and Pipe Inspection and Storage Facilities
                                SOS Inspection Facility                              32,000 on 31 Acres           Owned
Midland, Texas                  Coating Plant, Reclamation Facility and Technical    87,000 on 25 Acres           Owned
                                  Service Building
Midland, Texas                  Manufacturing Facility                               65,120 on 10 acres           Leased
Odessa, Texas                   Pipe Storage Yard and Ancillery Service Facility     12,000 on 23.20 Acres        See below**
Morgan City, Louisiana          Inspection Facility and Division Office              42,400 on 3 Acres            Building Owned*
North Slope (Deadhorse),        Inspection, Repair and Service Center                18,400                       Building Owned*
 Alaska
Kenai, Alaska                   Inspection Facility                                  9,100 on 21 Acres            Leased
INTERNATIONAL:
Edmonton (Nisku), Canada        Coating Plant and Inspection Facility; Pipeline      114,000 on 40 Acres          Owned
                                  Services, Maintenance and Log Operations
Berlaimont, France              Coating Plant                                        44,000 on 16 Acres           Owned
Singapore                       Coating Plant                                        50,644 on 8 Acres            Building Owned*
Singapore                       Inspection Facility                                  19,429 on 3 Acres            Building Owned*
Bordon, England                 Pipeline Services, Maintenance and Log Operations    12,000                       Building Owned*
Aberdeen, Scotland              Inspection Facility & Coating Plant                  64,982 on 10 Acres           Owned
Celle, Germany                  Inspection Facility and Vetco Services'              43,560 on 12 Acres           Building Owned*
                                  Headquarters
Gladbeck, Germany               Coating Plant                                        25,635 on 4 Acres            Owned
Veenoord,Netherlands            Reclamation and Repair Facility                      53,361 on 2 Acres            Leased
A1 Khobar, Saudi Arabia         Reclamation, Inspection Facility and Office Space    28,341 on 8 Acres            Leased

*  Building owned subject to a ground lease.
** DJ Inspection Services, Inc. vs ICO Tubular Inspection Services Inc.
   Facility is subject of a lawsuit, DJ Inspection Services, Inc. vs ICO Tubular Inspection Services Inc. Case No. CC2-8750 in the
   county court at Law #2, Odessa county Texas.  D J is seeking to enforce its option to purchase.  Tuboscope occupies facility pursuant to agreement with DJ Inspection Services, Inc., NKA Centrax International Inc.

  The Company owns undeveloped acreage next to several of its facilities, including over 100 acres of undeveloped property located in Houston, Texas. Machinery, equipment, buildings, and other facilities owned and leased are considered by management to be adequately maintained and adequate for the Company's operations. Substantially all of the owned U. S. major facilities (including real property) are subject to liens in favor of banks to secure senior indebtedness, except for the SOS Inspection Facility which is subject to liens in favor of the former owners of such property. In addition, the Aberdeen, Scotland facility is subject to a lien associated with the financing of that facility. See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company" and Note 6 of Notes to the Company's Consolidated Financial Statements incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in numerous legal proceedings which arise in the ordinary course of its business. A description of certain of these proceedings follows. The Company is unable to predict the outcome of these proceedings; however, for the reasons set forth below, management believes that none of these legal proceedings will have a material adverse effect on the results of operations or financial condition of the Company. Notwithstanding the foregoing, there can be no absolute assurance that the indemnity from Minstar discussed below, indemnification available from BHI with respect to Vetco Services or the Company's insurance coverage will be sufficient to protect the Company from incurring substantial liability as a result of these proceedings.

   The Company has been party to two lawsuits that allege wrongful death or injury of former employees resulting from exposure to silica and silica dust
during employment with the Company, both of which have been settled.   These
settlements have been made on the Company's behalf by the Company's and Minstar's insurance carriers without financial loss to the Company. The Company is aware of the possibility that suits may be brought against it by other former employees alleging exposure to silica and silica dust during their employment with the Company. These suits may involve claims for wrongful death under a theory of gross negligence and claims for punitive damages, the amounts of which could be substantial but cannot be predicted. Additionally, the Company has been sued for two other claims arising out of allegations of exposure to asbestos, benzine and certain other substances alleged to have been used primarily during its processes in the 1960's and 1970's. The Company believes that, based upon insurance and indemnification from Minstar, any such potential claims, if asserted, would not have a material adverse effect on the Company's results of operations or financial condition.

  Pursuant to an agreement executed in connection with the Merger, Minstar agreed, subject to certain limitations, to hold the Company harmless from and against any and all losses, liabilities, damages, deficiencies and expenses (in excess of $1.5 million in the aggregate) arising out of product and/or general liability claims arising out of occurrences on or prior to the closing of the Merger. In addition, Minstar agreed, subject to certain limitations, to hold the Company harmless from any and all losses, liabilities and damages, deficiencies and expenses related to any action, suit, litigation, proceeding or governmental investigation existing or pending on or prior to the closing of the Merger. There is, however, a dispute with Minstar concerning whether the indemnification referenced in the first sentence of this paragraph is applicable only if the claim is the type that would be covered by a product or general liability insurance policy. The Company firmly maintains that all suits or claims are the responsibility of Minstar when the event giving rise to liability occurred prior to the closing of the Merger. No assurance can be given, however, that Minstar will not contest responsibility for future suits, including those filed under theories of gross negligence. Management believes that Minstar is responsible for indemnifying it with respect to all of the aforementioned lawsuits subject in certain instances to the $1.5 million basket. In addition, while management believes certain liability arising from certain of the above described suits will be covered by insurance, such suits may be subject to a reservation of rights and the coverage could be contested by the carriers providing such insurance.

   Pursuant to an agreement executed in connection with the Vetco Services acquisition, BHI agreed, subject to certain limitations, to indemnify the Company from certain losses rising out of breach of certain warranties and covenants. The Company has made a claim in this matter in excess of $9 million. Management believes it is entitled to indemnity from BHI, however, BHI is contesting responsibility for the Company's claim.

   The Company was a defendant in a suit alleging wrongful death or injury entitled Sam Fowler Jr., et al. v Union Carbide Corp., et. al. This suit has been settled and the Company's costs were covered by insurance.

  The Company is a defendant along with two of its employees in a suit alleging fraud; breach of contract; breach of implied covenant of good faith and fair dealing; misappropriation of trade secrets; and international interference with contractual relationship, which has been filed by a competitor, Artic Pipe Inspection, Inc. ("API") arising out of the review of documents relating to discussions concerning a possible acquisition of API by the Company. The case was originally filed as Artic Pipe Inspection, Inc. vs Tuboscope Vetco International Inc. et al Case Number 3-KN-95-115-CI in the Superior Court for the State of Alaska, Third Judicial District at Kenai on February 8, 1995, and has been removed by the Company to the United States District Court for the State of Alaska. The removal is based upon the Company's allegation of "fraudulent joinder" of its employees merely to hold Alaska state court jurisdiction. API has alleged in excess of $20 million as damages. The Company strongly views this as a frivolous lawsuit and intends to defend it vigorously as all allegations arise out of proper conduct of the Company both in its negotiations with API and the securing of a customer contract through an independent bidding process.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on The Nasdaq Stock Market under the symbol "TUBO". The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by The Nasdaq Stock Market System:

                       1994                1993
                 -----------------   -----------------
                  HIGH       LOW      HIGH       LOW
                 -------   -------   -------   -------
1st Quarter...    $7 1/2    $4 5/8    $8 7/8    $6 7/8
2nd Quarter...     7 1/8     4 1/2     9 3/8         8
3rd Quarter...     8         6 1/8     9         7 5/8
4th Quarter...     7 3/8     5 5/8     6 5/8     5 3/4


  The closing price of the Company's common stock on March 24, 1995 was $7.00. The approximate number of stockholders of record on March 24, 1995 was 289.

  The Company has not declared or paid any dividends on its common stock since its inception and does not currently plan to declare or pay any dividends.
Since the Company is a holding company which conducts substantially all of its operations through TVI and its subsidiaries, the ability of the Company to pay dividends on the common stock is dependent on TVI's ability to pay dividends to the Company. The Company is effectively prohibited from paying dividends on its common stock due to restrictions on the ability of TVI to pay dividends or advance funds to the Company under the terms of its senior indebtedness and the indenture governing the 10.75% Senior Subordinated Notes of TVI. The terms of the Company's Series A Convertible Preferred Stock also restrict the ability of the Company to pay dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

  The information below is presented in order to highlight significant trends in the Company's results from operations and financial condition.

                                                                            YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------------

                                                  1994               1993              1992              1991             1990
                                             ---------------   ----------------   ---------------   --------------   ---------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA (3):
Revenue...................................         $192,175           $183,340          $164,996          $151,769         $128,337
Cost of sales.............................          140,462            137,188           123,149           109,366           91,378
                                                   --------           --------          --------          --------         --------
Gross profit..............................           51,713             46,152            41,847            42,403           36,959
Selling, general and administrative
 expense..................................           21,511             26,773            21,491            16,619           15,443
Research and engineering costs............            3,154              3,678             3,209             3,845            2,921
Restructuring costs.......................               --             13,256             1,406             3,270               --
                                                   --------           --------          --------          --------         --------
Operating profit..........................           27,048              2,445            15,741            18,669           18,595
Interest expense..........................           12,190             10,595            11,676            11,255           11,400
Other (income) expense, net...............              569              2,657              (484)               84              791
                                                   --------           --------          --------          --------         --------
Income (loss) before income taxes and
   extraordinary item.....................           14,289            (10,807)            4,549             7,330            6,404
Provision (benefit) for income taxes......            6,001             (2,445)            1,027             2,784            2,455
                                                   --------           --------          --------          --------         --------
Income (loss) before extraordinary item...            8,288             (8,362)            3,522             4,546            3,949
Extraordinary item, net of income tax.....             (764)            (4,497)               --                --             (541)

                                                   --------           --------          --------          --------         --------
Net income (loss).........................            7,524            (12,859)            3,522             4,546            3,408
Dividends applicable to redeemable
 preferred stock..........................              700                700               700               124              452
                                                   --------           --------          --------          --------         --------
Net income (loss) applicable to common
 stock....................................         $  6,824           $(13,559)         $  2,822          $  4,422         $  2,956
                                                   ========           ========          ========          ========         ========
Income (loss) before extraordinary item
 and after deduction of preferred stock
 dividends................................         $    .41           $   (.49)         $    .15          $    .35         $    .34
Extraordinary item........................             (.04)              (.25)               --                --             (.05)

                                                   --------           --------          --------          --------         --------
Net income (loss) per common share........         $    .37           $   (.74)         $    .15          $    .35         $    .29
                                                   ========           ========          ========          ========         ========
BALANCE SHEET DATA (END OF PERIOD):
Working capital...........................         $ 35,926           $  5,279          $ 28,202          $ 49,795         $ 27,193
Total assets..............................          317,027            310,108           299,734           326,969          191,090
Long-term debt (1)........................          123,851            101,489           101,373           118,207           81,964
Preferred stock...........................           10,175             10,175            10,175            10,124               --
Common stockholders' equity...............          113,424            105,256           119,849           115,223           69,897
OTHER DATA:
EBITDA(2).................................         $ 40,859           $ 14,006          $ 29,446          $ 27,820         $ 24,934
Ratio of EBITDA to interest expense(2)....            3.35x              1.32x             2.52x             2.47x            2.19x
Depreciation and amortization.............         $ 14,380           $ 14,218          $ 13,221          $  9,235         $  7,130
Capital expenditures......................         $  7,549           $ 14,640          $  5,296          $  7,546         $  3,461

-----------------
(1) Includes long-term capital lease obligations and excludes current maturities.
(2) "EBITDA" means earnings before interest, taxes, depreciation, amortization and extraordinary item and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the
Company's operating performance.
(3) Certain amounts in 1990 - 1992 have been reclassified to conform to the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION OVERVIEW

      Key Industry Indicators*:
                                               1994     1993     1992
                                               ------   ------   ------
Rig Activity:
     U.S.                                         775      754      721
     Canada                                       261      184       96
     International                                734      773      857
                                               ------   ------   ------
     Worldwide                                  1,770    1,711    1,674
                                               ------   ------   ------
West Texas Intermediate Crude (per barrel)     $17.26   $18.37   $20.55
                                               ------   ------   ------
Natural Gas Prices $ mbtu                      $ 1.72   $ 1.97   $ 1.61
                                               ------   ------   ------

   *Averages for the years indicated

  The Company's business depends, in large part, on the worldwide rig count as 73% of the Company's 1994 total revenue was oilfield related. Demand for and price of oil and gas worldwide effect the drilling and production activity of the Company's oilfield customers. Although U.S. rig activity has increased from the June 1992 post World War II low of 596, average rig activity for 1994 and 1993 of 775 and 754, respectively, was only 7.5% and 4.5% above the 1992 average rig count of 721; comparatively 1994 rig count was 9.9% below the average for 1991 of 860 rigs. International rig activity declined 5% in 1994 compared to 1993, and was 14.4% less than 1992 levels and 19.3% below the 1991 average of 909 rigs. In addition, the 1994 West Texas Intermediate Crude prices continued to decline as the average price per barrel was $17.26 compared to $18.37 in 1993 and $20.55 in 1992. Natural gas prices were also down slipping from an average of $1.97 mbtu in 1993 to $1.72 in 1994.

  As a result of industry conditions, the Company recorded a $13.3 million restructure charge and implemented a major restructuring plan in the third quarter of 1993. The 1993 restructuring plan, which was primarily focused on reducing International and North America overhead and consolidating operations, followed several strategic actions in 1991 and 1992 which closed or consolidated 15 North America operating locations in response to the declining North America oilfield activity. Primarily as a result of these actions as well as an overall increase in revenue, the Company's 1994 gross profit and operating profit were up $5.6 million and $11.3 million, respectively, over 1993 (pre-restructure) results.

  The 1995 average U.S. rig count through March 10, 1995 was 720 rigs, a decrease of 6% compared to the same period in 1994, while the average Canadian rig count was up 11% to 348 rigs during the same period. The 1995 international rig count was down 1% through February 1995 compared to February 1994. The lower rig activity in the U.S. and international markets should result in slightly lower oilfield inspection and coating service revenue in the first quarter of 1995 compared to 1994.

  The Company refinanced its senior and subordinated debt in 1994 and 1993, respectively. On June 30, 1994 the Company and its subsidiaries entered into a new senior credit agreement for $23,000,000 in term loans, a $35,000,000 revolving credit facility, and a $1,000,000 letter of credit facility. The term loan facility requires increasing quarterly principal payments with an initial payment of $500,000 on September 30, 1994 and the final payment of $1,250,000 due June 30, 2001. The revolving credit agreement expires June 30, 1997. In April 1993, TVI issued $75 million of 10.75% Senior Subordinated Notes due April 15, 2003. Proceeds from the new senior and subordinated debt were principally used to retire the existing senior and subordinated debt.

   Set forth below is the Company's revenue for 1994, 1993 and 1992 divided into the Company's major service areas:

                                                YEARS ENDED DECEMBER 31,
                                             ------------------------------
                                               1994       1993       1992
                                             --------   --------   --------
Oilfield Services:
  Inspection
     North America........................   $ 43,471   $ 41,268   $ 29,558
     International........................     48,099     44,918     50,604
                                             --------   --------   --------
                 Total Inspection.........     91,570     86,186     80,162
                                             --------   --------   --------
  Coating
     North America........................     32,540     31,213     29,200
     International........................     17,115     12,916     12,252
                                             --------   --------   --------
                 Total Coating............     49,655     44,129     41,452
                                             --------   --------   --------
                Total Oilfield Services...    141,225    130,315    121,614
Pipeline Services.........................     21,468     20,301     20,358
Industrial Inspection Services............     16,978     20,440     15,939
Mill Systems & Sales......................      8,290      9,799      7,085
Other Revenue.............................      4,214      2,485         --
                                             --------   --------   --------
                  Total Revenue...........   $192,175   $183,340   $164,996
                                             ========   ========   ========



RESULTS OF OPERATIONS

  Year ended December 31, 1994 vs year ended December 31, 1993

  Revenue. Revenue was $192.2 million for the fiscal year ended December 31, 1994, an increase of $8.8 million, or 5%, compared to $183.3 million for the fiscal year ended December 31, 1993.

  Revenue from the Company's Oilfield Services was $141.2 million for 1994, an increase of $10.9 million, or 8%, over 1993. The increase was mainly due to a $7.4 million increase in International Oilfield Services revenue as International Inspection Services revenue increased $3.2 million (or 7%) and International Coating Service revenue was up $4.2 million (or 33%). The increase in International Inspection revenue was up due to $8.3 million in equipment sales related to a reclamation facility in Algeria. Excluding the Algerian equipment sales, International Inspection revenue would have decreased $5.1 million as the International rig count dropped 5% and Inspection revenue declined in Italy, Netherlands, and Saudi Arabia. International Coating revenue increased as a result of a full years activity from the Company's Aberdeen, Scotland coating facility and improved market conditions for drill pipe and line pipe coating revenue in the Far East. North America Inspection revenue was up $2.2 million (or 5%) due to an approximate $1.5 million increase in U.S. inspection revenue and a $.7 million increase in Canada inspection revenue. The increase in U.S. revenue was due in part to a 3% increase in the average U.S. rig count in 1994 compared to 1993. The increase in Canada inspection revenue was not reflective of the 42% increase in the Canadian rig count as the increase in rig count was mainly due to shallow wells which do not require the Company's services. North America Coating revenue increased $1.3 million (or 4%) in 1994 mainly as a result of greater revenue from the Company's Amelia, Louisiana Coating facility related to increased offshore activity.

  Pipeline Services revenue was $21.5 million for 1994, an increase of $1.2 million (or 6%) over the $20.3 million earned in 1993. The increase was due to increased U.S. activity, initial service revenue in the former Soviet Union, and the introduction of the Company's hi-resolution tool (TruRes/TM/) in the second half of 1994.

  Industrial Inspection revenue was $17.0 million for 1994, a decrease of $3.5 million (or 17%) compared to $20.4 million in 1993. The decline was primarily a result of lower activity in the Middle East due to a general decline in Middle East gulf markets and delayed projects in Saudi Arabia. The decline in industrial inspection revenue is expected to level off in 1995 with 1995 revenue expected to be similar to 1994.

  Mill Systems and Sales revenue was $8.3 million, $1.5 million (or 15%) less than 1993 revenue of $9.8 million. The decrease was due primarily to a $2.9 million reduction in mill equipment sales in 1994 compared to 1993, offset by revenue of $1.4 million from the Company's NDT Systems business which was purchased on October 7, 1994.

  Other revenue was $4.2 million for 1994, and included revenue from the Company's tank inspection business, CTI Inspection Services Inc. (CTI), and revenue from the Company's Environmental Services. The main reason for the $1.7 million increase in other revenue was primarily due to Environmental Services revenue in Alaska during 1994 with no corresponding revenue in 1993.

  Gross Margin and Gross Profit. Gross profit was $51.7 million for 1994, an increase of $5.6 million (or 12%) over 1993. The improvement in gross profit was due to greater revenue and a more favorable product line mix in 1994 than 1993; greater revenue in high margin product lines such as Pipeline Services and Coating and less revenue in lower margin product lines such as Industrial Inspection. Gross profit also improved due to lower fixed costs in 1994 compared to 1993 as a result of the 1993 restructure. Gross margin (defined as revenue minus variable expense) as a percent of revenue was 46.2% in 1994 compared to 45.9% in 1993. The improvement in gross margin was due to stronger margins in Pipeline Services as a result of the Company's new Hi-Resolution tool and higher margins in International Coating especially in the Far East due to strong market conditions in 1994. The increase in these margins was partially offset by lower mill equipment sales in 1994.

  Selling, General and Administrative Expense. Selling, general and administrative costs of $21.5 million for 1994 was $5.3 million less than 1993 results. The 1993 results included bad debt reserves of $.9 million and litigation costs of $1.4 million. Excluding these items, selling, general and administrative expense decreased $2.9 million primarily due to cost reductions achieved through the restructuring plan implemented during the third quarter of 1993. In addition, fewer active employees in the German pension plan in 1994 resulted in lower pension liabilities and a reduction in selling, general, and administrative expense.

  Research and Engineering Costs. Research and engineering costs were $3.2 million for 1994 compared to $3.7 million in 1993. The decrease was mainly due to work performed during the second quarter of 1994 by the Mill engineering group on manufacturing projects associated with the sale or lease of Rotary UT units (Truscope/TM/) as compared to research and engineering expense projects in 1993.

  Restructuring Costs. The Company incurred $13.3 million of restructuring costs in the third quarter of 1993 in response to a decline in international drilling activity and heavy discounting in the domestic markets. Restructuring costs were mainly related to the Company's international operations as international overhead personnel was reduced significantly, and total international headcount was reduced by approximately 13%. The Company also accrued for costs associated with consolidating certain international and domestic facilities. North America headcount (fixed costs personnel) was also reduced as part of the restructure. There were no comparative restructuring charges in 1994.

  Operating Profit. Operating profit was $27.0 million for 1994 compared to $2.4 million in 1993. Excluding 1993 restructure charges of $13.3 million and accruals for legal claims, bad debt reserves, and social taxes of $2.1 million, 1993 operating profit would have been $17.8 million. Operating profit improvement was mainly related to the increase in revenue discussed above, and the 1993 restructuring and resulting decrease in 1994 fixed costs (both operations and selling, general, and administrative).

  Interest Expense. 1994 interest expense of $12.2 million was $1.6 million greater than 1993 interest expense of $10.6 million. The increase was mainly related to the 1993 retirement of an interest swap agreement which resulted in a gain and lower interest expense of approximately $1.2 million during 1993.

  Other Expense (Income). Foreign exchange losses in 1994 were $269,000 compared to $793,000 in 1993. The majority of the 1993 loss was due to the high inflation rates in Brazil which resulted in a foreign exchange loss of approximately $383,000. The 1993 foreign exchange loss in Brazil was partially offset by interest earned of $244,000, which is reflected in 1993 interest income. The majority of the other 1993 foreign exchange loss was associated with foreign exchange losses in the UK related to a decline in the pound sterling. In 1994, exchange losses were down in both Brazil and the UK. In addition, 1994 results included a net gain of $1.3 million from the settlement of a South America insurance claim.

  Provision (Benefit) for Income Taxes. The Company recorded a tax provision for continuing operations of $6.0 million for the year ended December 31, 1994. The recorded provision as a percentage of income before income taxes and extraordinary items is 42%. The effective tax rate is more than the statutory rate primarily due to distributions of foreign earnings and nondeductible goodwill amortization.

  The Company has, as of December 31, 1994, gross deferred tax assets of $17.5 million, including approximately $4.7 million of foreign tax credit carryovers, $1.9 million of investment tax credit carryovers, and $3.1 million of domestic and foreign net operating loss carryovers. The Company has recorded a valuation allowance of $1.3 million against these deferred tax assets. Realization of a substantial portion of the Company's deferred tax assets will require the completion of certain tax planning strategies. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax liability of up to $7 million would be charged to income in the period such determination was made.

  Extraordinary Item, Net of Income Tax Effect. On June 30, 1994, refinancing of TVI's senior secured term loan and revolving credit facility was completed. The refinancing and related early retirement of existing senior debt resulted in an extraordinary after-tax charge of $764,000 associated with the write-off of unamortized debt fees in the second quarter of 1994.

  On April 16, 1993, TVI completed its registration and sale of $75 million of 10.75% Senior Subordinated Notes (Notes) due 2003. Substantially all of the net proceeds from the sale of the Notes were used to redeem all of the $65.7 million of 14% Senior Subordinated Debentures due 1998, which were called at 107% of the principal balance on May 3, 1993. An extraordinary after-tax charge of $4.5 million was recognized in the second quarter of 1993 due to the write-off of fees and the call premium associated with the retirement of the $65.7 million 14% debentures.

  Net Income (Loss). Net income was $7.5 million for 1994 compared to a loss of $12.9 million in 1993 due to the factors discussed above.

  Year Ended December 31, 1993 vs Year Ended December 31, 1992

  Revenue. Revenue was $183.3 million for the fiscal year ended December 31, 1993, an increase of $18.3 million, or 11%, compared to $165.0 million for fiscal year ended December 31, 1992.

  Revenue from the Company's Oilfield Services was $130.3 million for 1993, an increase of $8.7 million over 1992. The increase was mainly attributable to an increase of $13.7 million, or 23%, in North America Oilfield Services revenue. The increase in North America Oilfield Services was in part attributable to the 15% increase in the average North America rig count, with U.S. rig count up 4.5% and the Canadian rig count up approximately 92% from 1992. Coupled with the greater North America activity was the acquisition of the assets of DJ, which provided revenue from a new customer base. The increase in North American Oilfield Services revenue was offset by a $5.0 million, or 8% decline, in International revenue. The decline was mainly related to the 10% drop in rig activity for this area. The decline was most noticeable in European activity where revenue declined $6.0 million, or 21%, from 1992. Germany, Italy and the Netherlands were the areas most effected by the decline in European activity.

  Pipeline Services revenue in 1993 was relatively constant compared to 1992. North American revenue increased slightly, by $385,000, while international revenue declined $442,000. The decline in international revenue was due to lack of inspection work from Algeria, Oman and Mexico which accounted for $5.0 million revenue in 1992. This was offset by an increase in work being performed in Saudi Arabia for Aramco.

  Industrial inspection revenue grew approximately $7.0 million, or 44%, as compared to year ended December 31, 1992. The increase in industrial inspection is mainly associated with higher activity levels in the Middle East area, principally in Saudi Arabia, coupled with $2.3 million in revenue earned as a result of the CTI acquisition.

  Mill Systems and Sales revenue increased in 1993 over 1992 by $2.7 million as a result of additional equipment sales during 1993 as compared to 1992, including a sale to a Romanian pipe mill of a large mill inspection unit.

  Gross Margin and Gross Profit. Gross profit was $46.2 million for 1993, $4.3 million greater than 1992. The increase in gross profit is mainly attributable to the approximately $18.3 million increase in revenue. Gross margin (defined as revenue minus variable expenses) for 1993 of 45.9% was approximately 1.4% less than the level for 1992. The decrease in gross margin was due to a decline in North American margin attributable to higher labor costs associated with overtime and contract labor required to complete customer orders on a timely basis. Also, gross margins were effected by an increase in discounts mainly relating to North American Inspection, as competitive pressure has required pricing concessions. Gross margin was down 10.7% in Mill Systems and Sales due to change in mix during 1993 between service revenue and equipment/parts sales. Service revenue results in a higher margin, but in 1993 service revenue accounted for only 31% of the total revenue, compared to 48% in 1992. Equipment/parts sale gross margin declined 6.5% from prior year as sales prices vary depending on type of equipment and market competition.

  Gross profit as a percentage of revenue was 25.2% for 1993 or .2% lower than the 1992 percentage level. Unfavorable product mix (the 1993 revenue increase was concentrated in the Company's lowest gross profit product lines - North America Inspection and Industrial Inspection) and lower North America gross margins offset the positive impact of higher revenue.

  Selling, General and Administrative Expense. Selling, general and administrative costs of approximately $26.8 million for 1993 represents an increase of $5.3 million from the same period for 1992. The increase was for the most part attributable to an increase in selling costs from the DJ assets acquisition (approximately $297,000); an increase in costs related to the CTI acquisition for both selling ($599,000) and administration ($471,000); increase in legal costs associated with patents ($248,000), workers compensation claims ($1,400,000); increase in bad debt reserves related to accounts in the Far East and Nigeria ($934,000); increase in International administrative costs related to employee tax in Italy ($200,000), insurance expense ($300,000), and salaries and benefits ($523,000).

  Research and Engineering. Research and engineering costs increased $469,000 in 1993 compared to 1992, mainly as a result of costs associated with new pipeline products including the high resolution digital tools, dual diameter tools, and Linalog(R) Plus software.

  Restructuring Cost. As previously discussed the Company took a charge against earnings during the third quarter of 1993 in the amount of $13.3 million. The charge was established to recognize the cost of restructuring mainly the overhead functions, and to provide for the closing of certain facilities and the consolidation of others. The costs associated with the 1993 restructure have been funded from operations or from borrowings under the Company's revolving credit facility.

  Operating Profit. Operating profits for 1993 were approximately $2.4 million, as compared to approximately $15.7 million for 1992, after restructure charges. Before restructure charges of $13.3 million, and accruals for legal claims, bad debt reserves and social taxes of $2.1 million for 1993 compared to $1.4 million for restructuring charges for 1992, operating profits were $17.8 and $17.1 million for 1993 and 1992, respectively. The increase in operating profits, before the restructure charge and accruals was directly related to the increase in revenue previously discussed.

  Interest Expense. 1993 interest expense of $10.6 million was $1.1 million less than the 1992 interest expense of $11.7 million. The decrease in interest expense was partially related to the refinancing of the Company's subordinated debt cost from 14% to 10.75%. This change resulted in interest savings of approximately $517,000 for 1993 from the 1992 cost. During 1993 the Company retired interest swap agreements resulting in a gain of approximately $1.2 million, reducing interest expense for 1993. Partially offsetting these declines in interest expense during 1993 was greater borrowings on the Company's various working capital lines.

  Other Expense (Income). During 1993, the Company incurred foreign exchange losses of $793,000, approximately $669,000 less than during 1992. The majority of the loss was due to the high inflation rates in Brazil which resulted in a foreign exchange loss of approximately $383,000. The loss in Brazil was partially offset by interest earned of $244,000, which is reflected in interest income. Much of the remainder of the exchange loss was associated with foreign exchange losses in the UK related to a decline in the pound sterling.

  Provision (Benefit) for Income Taxes. The Company recorded a tax benefit for continuing operations of $2.4 million for the year ended December 31, 1993. The recorded benefit as a percentage of income before income taxes and extraordinary items is 23%. The effective tax rate is less than the statutory rate primarily due to valuation allowances against certain deferred tax assets, nondeductible goodwill amortization and the increase in the U.S. statutory rate to 35%.

   The Company has as of December 31, 1993, gross deferred tax assets of $20.2 million, including approximately: $4.9 million of foreign tax credit carryovers; $1.9 million of investment tax credit carryovers, $.5 million of alternative minimum tax credit carryovers and $4.5 million of domestic and foreign net operating loss carryovers. The Company has recorded a valuation allowance of $.9 million against these deferred tax assets.

  During the third quarter of 1993, the Revenue Reconciliation Act of 1993 became law. Under the Act, the maximum federal income tax rate was retroactively increased from 34% to 35%. An adjustment for this change has been made to deferred tax liabilities. The other provisions of the Act did not have a material effect on the tax provision.

  Effective January 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. The implementation of SFAS No. 109 did not have a material effect on the consolidated financial statements of the Company for the year.

  Extraordinary Item (net of tax). An extraordinary after-tax charge of $4.5 million was recognized in the second quarter of 1993 due to the write-off of fees and the call premium associated with the retirement of the $65.7 million 14% debentures.

  Net Income (Loss). The Company reported a net loss of approximately $12.9 million during 1993, down from net income of $3.5 million for 1992, or a $16.4 million change. The loss for 1993 was associated with the $13.3 million pre-tax restructure and $6.9 million pre-tax extraordinary loss previously discussed. During 1992, as previously discussed, a restructure charge of $1.4 million pre-tax was taken.

FINANCIAL CONDITION AND LIQUIDITY

At December 31, 1994, working capital was approximately $35.9 million, an increase of $30.6 million from December 31, 1993. The increase in working capital was mainly due to a $18.4 million decrease in the current portion of long-term debt. The decrease in current portion of long-term debt was due to the refinancing of the Company's senior credit agreement on June 30, 1994; see
Note 6 of the Notes to the Company's Consolidated Financial Statements. In addition, working capital increased as a result of a $6.0 million increase in cash, a $1.9 million increase in inventory, and a $4.2 million decrease in accounts payable. The components of the increase in cash are detailed in the Consolidated Statement of Cash Flow. The increase in inventory was due to the acquisition of certain assets of NDT Systems, Inc. (NDT) on October 7, 1994. The decrease in accounts payable was mainly due to a reduction in overdrafts.

Other liabilities decreased $2.4 million primarily as a result of the reclassification of the restructure accrual from long-term to current.

Current and long-term debt was $130.4 million at December 31, 1994, an increase of $3.9 million since December 31, 1993. The increase was primarily related to the acquisition of certain assets of NDT and 1994 cash severance payments associated with the third quarter 1993 restructure accrual. The Company's outstanding debt at December 31, 1994 consisted of $75 million of 10.75% Senior Subordinated Notes due 2003, $22 million of term loans due under the Company's Senior Credit Agreement, $20.0 million due under the Company's $35 million revolving credit facility, $6.4 million of notes payable related to the construction of the Aberdeen, Scotland coating facility, $2.5 million of notes payable related to the acquisition of Sound Optical Systems, Inc., $2.0 million of industrial revenue bonds, and $2.5 million of other outstanding debt.

The Company had $12.1 million available for borrowing at December 31, 1994 under a $35 million revolving credit facility. Approximately $2.9 million of this revolving line of credit facility was used for outstanding letters of credit. The Company also had $186,000 of outstanding letters of credit against the $1 million letter of credit note under this facility.

Approximately 52% of the Company's revenue in 1994 was generated by subsidiaries located outside the U.S. As a result, a significant portion of the Company's working capital and net property, plant and equipment are located outside the U.S., denominated in local currencies and are, in general, not hedged. These assets and liabilities are exposed to translation gains or losses as the U.S. dollar appreciates or depreciates relative to the appropriate local currencies. During 1994, the depreciation of the U.S. dollar against European and Far East currencies resulted in a $1.0 million improvement in the cumulative translation adjustment account in stockholders' equity.

The Company made capital expenditures of $7.5 million in 1994. Capital expenditures consist primarily of routine renovations and additions to property and equipment, with 1994 capital spending concentrated mainly on the Company's new inspection facility in Kenai, Alaska, the Company's new Hi-Resolution Pipeline tools (TruRes/TM/), and the Company's new Rotary UT units (Truscope/TM/). The Company's planned 1995 capital spending is expected to approximate $8 million. The Company expects to fund its capital expenditure requirements in 1995 principally from cash generated from operations and its revolving credit line.

The Company's bank credit agreement and the Indenture restrict the ability of the Company's subsidiaries to dividend or otherwise make distributions to the Company.

In October 1994, the Company engaged Goldman, Sachs and Company to advise it with respect to strategic alternatives to enhance shareholder value, including the possible sale of all or part of the Company. The Company has reviewed several alternatives with Goldman, Sachs, and the Goldman, Sachs engagement is ongoing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to this item is filed as a separate part of this Report (see page
22).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1--Election of Directors" and under the caption "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 1995 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1995.

ITEM 11. EXECUTIVE COMPENSATION

  There is hereby incorporated herein by reference the information appearing under the captions "Executive Compensation" and "Other Benefit Programs" of the registrant's definitive Proxy Statement for its 1995 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Certain Holders Thereof" of the registrant's definitive Proxy Statement for its 1995 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is hereby incorporated herein by reference the information appearing under the Caption "Certain Transactions" of the registrant's definitive Proxy Statement for its 1995 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements
          1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by Independent Auditors' Report are filed as part of this Report (see page 22).

          2. Financial Statement Schedules

          The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements covered by Independent Auditors' Report are filed as part of this Report (see page 22).

          3. Exhibits

          The list of exhibits contained in the Index to Exhibits are filed as part of this Report.

     (b)  Reports on Form 8-K

          No reports on Form 8K were filed during the fourth quarter of 1994.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TUBOSCOPE VETCO INTERNATIONAL
                                     CORPORATION

                                    By               Martin R. Reid
                                      -----------------------------------------
                                                     Martin R. Reid
                                                 Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                      DATE
-----------------------------   -------------------------------    --------------

MARTIN R. REID                  Chairman of the Board              March 29, 1995
-----------------------------
Martin R. Reid

WILLIAM V. LARKIN, JR.          Director                           March 29, 1995
-----------------------------
William V. Larkin, Jr.          President and Chief Executive
                                Officer
                                (Principal Executive Officer)

RONALD L. KOONS                 Executive Vice President, Chief    March 29, 1995
-----------------------------
Ronald L. Koons                 Financial Officer and Treasurer
                                (Principal Financial and
                                Accounting Officer)

MARTIN I. GREENBERG             Vice President, Controller,        March 29, 1995
-----------------------------
Martin I. Greenberg             Assistant Treasurer and
                                Assistant Secretary

JEROME R. BAIER                 Director                           March 29, 1995
-----------------------------
Jerome R. Baier

MARTIN G. HUBBARD               Director                           March 29, 1995
-----------------------------
Martin G. Hubbard


ERIC L. MATTSON                 Director                           March 29, 1995
-----------------------------
Eric L. Mattson

TIMOTHY M. PENNINGTON, III      Director                           March 29, 1995
-----------------------------
Timothy M. Pennington, III

JAMES J. SHELTON                Director                           March 29, 1995
-----------------------------
James J. Shelton

FREDERICK J. WARREN             Director                           March 29, 1995
-----------------------------
Frederick J. Warren

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS


Tuboscope Vetco International Corporation:
     Report of Independent Auditors...............................................................     23
     Consolidated Balance Sheets as of December 31, 1994 and 1993.................................     24
     Consolidated Statements of Operations for the years ended December 31, 1994, 1993, 1992......     25
     Consolidated Statements of Common Stockholders' Equity and Redeemable Preferred
        Stock for the years ended December 31, 1994, 1993, 1992...................................     26
     Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993, 1992......     27
     Notes to Consolidated Financial Statements...................................................     28
     The following financial statement schedules of the registrant and its subsidiaries required to be included in Item 14(a)(2) are listed below:
Schedule I  Parent Company Only Condensed Balance Sheets..........................................     45
Schedule I  Parent Company Only Condensed Statements of Operations................................     46
Schedule I  Parent Company Only Condensed Statements of Cash Flows................................     47
Schedule I  Parent Company Only Notes to Condensed Financial Statements...........................     48
Schedule II  Valuation and Qualifying Accounts....................................................     49

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Tuboscope Vetco International Corporation

  We have audited the accompanying consolidated balance sheets of Tuboscope Vetco International Corporation as of December 31, 1994 and 1993 and the related consolidated statements of operations, common stockholders' equity and redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuboscope Vetco International Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Houston, Texas
February 17, 1995

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                            DECEMBER 31,
                                                                                        ---------------------
                                                                                          1994        1993
                                                                                        ---------   ---------
                                                                                           (IN THOUSANDS)
                                     A S S E T S
                                     -----------
Current assets:
  Cash and cash equivalents..........................................................   $  8,531    $  2,492
  Accounts receivable, net...........................................................     51,068      51,037
  Inventory, net.....................................................................     12,431      10,573
  Deferred federal income taxes......................................................      2,701       2,138
  Prepaid expenses and other.........................................................      6,263       6,075
                                                                                        --------    --------
     Total current assets............................................................     80,994      72,315
                                                                                        --------    --------
Property and equipment:
  Land, buildings and leasehold improvements.........................................     89,889      82,938
  Operating equipment................................................................     99,508      95,292
  Equipment leased to customers......................................................      3,079       2,346
  Accumulated depreciation and amortization..........................................    (42,581)    (32,193)
                                                                                        --------    --------
     Net property and equipment......................................................    149,895     148,383
Identified intangibles, net..........................................................     32,139      35,150
Goodwill, net........................................................................     49,032      49,655
Other assets, net....................................................................      4,967       4,605
                                                                                        --------    --------
     Total assets....................................................................   $317,027    $310,108
                                                                                        ========    ========

                       L I A B I L I T I E S  A N D  E Q U I T Y
                       -----------------------------------------
Current liabilities:
  Accounts payable...................................................................   $ 15,010    $ 19,219
  Accrued liabilities................................................................     19,766      19,924
  Federal and foreign income taxes payable...........................................      3,787       2,966
  Current portion of long-term debt and short-term borrowings........................      6,505      24,927
                                                                                        --------    --------
     Total current liabilities.......................................................     45,068      67,036
Long-term debt.......................................................................    123,851     101,489
Pension liabilities..................................................................      9,306       9,980
Deferred taxes payable...............................................................     13,534      12,070
Other liabilities....................................................................      1,669       4,102
Commitments and contingencies (Notes 6 and 10).......................................
                                                                                        --------    --------
     Total liabilities...............................................................    193,428     194,677
                                                                                        --------    --------
Redeemable Series A Convertible Preferred Stock, $.01 par value, 5,000,000 shares
   authorized, 100,000 shares issued and outstanding.................................     10,175      10,175
                                                                                        --------    --------
Common stockholders' equity:
   Common stock, $.01 par value, 35,000,000 shares authorized, 18,466,763 shares
    issued and outstanding (18,410,053 at December 31, 1993).........................        184         184

   Paid-in capital...................................................................    115,982     115,668
   Retained earnings (deficit).......................................................     (1,469)     (8,293)
   Cumulative translation adjustment.................................................     (1,273)     (2,303)
                                                                                        --------    --------
     Total common stockholders' equity...............................................    113,424     105,256
                                                                                        --------    --------
     Total liabilities and equity....................................................   $317,027    $310,108
                                                                                        ========    ========




                            See accompanying notes.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         1994            1993            1992
                                                                     -------------   -------------   ------------
                                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenue:
  Sale of services................................................    $   175,371     $   173,477    $   156,349
  Sale of products................................................         13,573           6,709          4,715
  Rental income...................................................          3,231           3,154          3,932
                                                                      -----------     -----------    -----------
                                                                          192,175         183,340        164,996
                                                                      -----------     -----------    -----------
Costs and expenses:
  Cost of services sold...........................................        131,326         132,752        119,929
  Cost of products sold...........................................          7,935           3,260          2,056
  Amortization of goodwill........................................          1,201           1,176          1,164
  Selling, general and administrative.............................         21,511          26,773         21,491
  Research and engineering costs..................................          3,154           3,678          3,209
  Restructuring costs.............................................              -          13,256          1,406
                                                                      -----------     -----------    -----------
                                                                          165,127         180,895        149,255
                                                                      -----------     -----------    -----------
Operating profit..................................................         27,048           2,445         15,741
Other expense (income):
  Interest expense................................................         12,190          10,595         11,676
  Interest income.................................................           (343)           (457)          (649)
  Foreign exchange losses.........................................            269             793          1,462
  Gain on sale of TKC.............................................              -               -         (3,983)
  Amortization of debt financing cost.............................            711             838            951
  Minority interest...............................................            680             884            748
  Insurance settlement............................................         (1,327)              -              -
  Other, net......................................................            579             599            987
                                                                      -----------     -----------    -----------
Income (loss) before income taxes and extraordinary item..........         14,289         (10,807)         4,549
Provision for (benefit from) income taxes.........................          6,001          (2,445)         1,027
                                                                      -----------     -----------    -----------
Income (loss) before extraordinary item...........................          8,288          (8,362)         3,522
Extraordinary item, net of income tax benefits of $411,000 and
  $2,421,000 in 1994 and 1993, respectively.......................           (764)         (4,497)            --
                                                                      -----------     -----------    -----------
Net income (loss).................................................          7,524         (12,859)         3,522
Dividends applicable to preferred stock...........................            700             700            700
                                                                      -----------     -----------    -----------
Net income (loss) applicable to common stock......................    $     6,824     $   (13,559)   $     2,822
                                                                      ===========     ===========    ===========
Earnings (loss) per common share:
  Income (loss) before extraordinary item and after deduction
   of preferred stock dividends...................................    $       .41     $      (.49)   $       .15
  Extraordinary item..............................................           (.04)           (.25)            --
                                                                      -----------     -----------    -----------
  Net income (loss)...............................................    $       .37     $      (.74)   $       .15
                                                                      ===========     ===========    ===========

Weighted average number of common shares outstanding..............     18,447,059      18,355,454     18,210,279
                                                                      ===========     ===========    ===========




                            See accompanying notes.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                         AND REDEEMABLE PREFERRED STOCK


                                                                    COMMON                RETAINED     CUMULATIVE    REDEEMABLE
                                                                    STOCK      PAID-IN    EARNINGS    TRANSLATION     PREFERRED
                                                                   $.01 PAR    CAPITAL    (DEFICIT)    ADJUSTMENT       STOCK
                                                                   --------   ---------   ---------   ------------   -----------
                                                                                          (IN THOUSANDS)
Balance, December 31, 1991......................................       $177    $110,785   $  2,444        $ 1,817       $10,124
  Common stock issued, 498,000 shares at
      $6.875 per share (net of public offering costs
      of $279,621)..............................................          5       3,139         --             --            --
  Common stock issued, 3,637 shares at $.32 per
      share.....................................................         --           1         --             --            --
  Dividends paid during 1992 ($5.25 per share, for Series A
      Convertible Preferred Stock) net of December 31, 1991
      accrual...................................................         --          --       (525)            --          (124)
  Dividends accrued at December 31, 1992
      ($1.75 per share for Series A Convertible
      Preferred Stock)..........................................         --          --       (175)            --           175
  Translation adjustment........................................         --          --         --         (1,341)           --
  Net income....................................................         --          --      3,522             --            --
                                                                   --------    --------   --------    -----------       -------
Balance, December 31, 1992......................................        182     113,925      5,266            476        10,175
  Common stock issued, 199,000
      shares at $8.625 per share................................          2       1,714         --             --            --
  Common stock issued, 5,902 shares at various
      option prices from $.32 to $6.875, on date issued,
      per share.................................................         --          29         --             --            --
  Dividends paid during 1993 ($5.25 per share for
      Series A Convertible Preferred Stock), net of December 31,
      1992 accrual..............................................         --          --       (525)            --          (175)
  Dividends accrued at December 31, 1993 ($1.75 per share for
       Series A Convertible Preferred Stock)....................         --          --       (175)            --           175
  Translation adjustment........................................         --          --         --         (2,779)           --
  Net loss......................................................         --          --    (12,859)            --            --
                                                                   --------    --------   --------    -----------       -------
Balance, December 31, 1993......................................        184     115,668     (8,293)        (2,303)       10,175
  Common stock issued, 40,216 shares
       at an average price of $6.21 per share...................         --         251         --             --            --
  Common stock issued, 14,135 shares
       at $4.356 per share......................................         --          63         --             --            --
  Dividends paid during 1994 ($5.25 per share
       for Series A Convertible Preferred Stock), net of
       December 31, 1993 accrual................................         --          --       (525)            --          (175)
  Dividends accrued at December 31, 1994 ($1.75 per share
       for Series A Convertible Preferred Stock)................         --          --       (175)            --           175
  Translation adjustment........................................         --          --         --          1,030            --
  Net income....................................................         --          --      7,524             --            --
                                                                   --------    --------   --------    -----------       -------
Balance, December 31, 1994......................................       $184    $115,982   $ (1,469)       $(1,273)      $10,175
                                                                   ========    ========   ========    ===========       =======







                            See accompanying notes.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------
                                                                            1994        1993        1992
                                                                          ---------   ---------   ---------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)....................................................   $  7,524    $(12,859)   $  3,522
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization.....................................     14,380      14,218      13,221
     Compensation related to stock plan................................        251          --          --
     Provision (recovery) for losses on accounts receivable............         --       1,084        (204)
     Provision for losses on inventory.................................         91           9       1,100
     Write-off of property and equipment...............................         --       2,754          --
     Write-off of unamortized debt fees................................      1,175       2,319          --
     Benefit for deferred income taxes.................................        901      (8,638)     (5,784)
     Accrued differential on reverse interest rate swap agreements.....         --        (680)       (669)
     Pension amortization benefit......................................       (315)       (315)       (266)
     Gain on sale of TKC...............................................         --          --      (3,983)
     Changes in current assets and liabilities, net of effects from various acquisitions and disposition of TKC:
          Accounts receivable..........................................        (31)     (9,146)      4,440
          Inventory....................................................        (42)        522      (1,666)
          Prepaid expenses and other...................................       (210)         36      (3,340)
          Accounts payable, accrued liabilities and other..............     (7,797)     14,563      (4,908)
          Federal and foreign income taxes payable.....................        821      (1,568)        926
          Pension liabilities..........................................       (359)        189         974
                                                                          --------    --------    --------
     Net cash provided by operating activities.........................     16,389       2,488       3,363
                                                                          --------    --------    --------
Cash flows used for investing activities:
  Capital expenditures.................................................     (7,549)    (14,640)     (5,296)
  Business acquisitions, net of cash acquired..........................     (4,000)     (1,103)         --
  Purchase of licenses and covenant not to compete.....................         --          --      (2,744)
  Prepaid lease costs..................................................         --       1,200      (1,200)
  Reduction of other liabilities, related to Vetco acquisition.........         --      (1,213)     (2,784)
  Debt issuance costs..................................................     (1,387)         --          --
  Other................................................................       (819)       (204)       (870)
                                                                          --------    --------    --------
     Net cash used for investing activities............................    (13,755)    (15,960)    (12,894)
                                                                          --------    --------    --------
Cash flows provided by (used for) financing activities:
  Borrowings under financing agreements................................     76,022     100,431      19,440
  Principal payments under financing agreements........................    (72,082)    (86,527)    (39,203)
  S-3 filing costs.....................................................         --      (2,464)         --
  Dividends paid on Redeemable Series A Convertible Preferred Stock....       (700)       (700)       (649)
  Issuance of common stock under employee stock plan...................         63          --          --
  Proceeds from sale of common stock, net of registration costs........         --          29       3,145
  Purchase of forward hedge contract...................................         --          --        (338)
                                                                          --------    --------    --------
     Net cash provided by (used for) financing activities..............      3,303      10,769     (17,605)
                                                                          --------    --------    --------
Effect of exchange rate changes on cash................................        102        (118)       (460)
                                                                          --------    --------    --------
Net increase (decrease) in cash and cash equivalents...................      6,039      (2,821)    (27,596)
Cash and cash equivalents:
  Beginning of period..................................................      2,492       5,313      32,909
                                                                          --------    --------    --------
  End of period........................................................   $  8,531    $  2,492    $  5,313
                                                                          ========    ========    ========

                            See accompanying notes.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1994, 1993, and 1992


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     The accompanying consolidated financial statements include the accounts of Tuboscope Vetco International Corporation (the Company) and its wholly owned subsidiaries, Tuboscope Vetco International Inc. (TVI), Tuboscope Vetco Capital Corporation (TVCC), and CTI Inspection Services, Inc. (CTI). All significant intercompany accounts and transactions have been eliminated.

  Revenue recognition

     The Company recognizes revenue when goods are shipped or when services are rendered.

  Research and engineering costs

     Research and engineering costs include support services for redesigning or improving existing products, as well as upgrading current capabilities to meet customer needs or requirements, and research and development costs.

     Research and development costs are accumulated through engineering research and development projects. Research and development expenses, included in research and engineering costs, amounted to approximately $1,147,000, $1,262,000, and $941,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

  Environmental costs

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Environmental costs which extend the life, increase the capacity or improve the safety or efficiency of property owned by the Company are capitalized. Costs which prevent environmental contamination that has yet to occur are also capitalized. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.

  Cash and cash equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Accounts receivable

     Accounts receivable are net of allowances for doubtful accounts of approximately $1,599,000 and $1,858,000 in 1994 and 1993, respectively.

  Inventory

     The Company maintains inventory consisting of equipment components, subassemblies and expendable parts required to manufacture and support its tubular inspection equipment and coating facilities. Equipment under

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


production for specific sale and lease contracts is also included in equipment components and parts. Expendable parts are charged to maintenance or supply expense as used. Components and parts maintained at outlying coating and inspection facilities are not generally inventoried and parts issued to these locations are charged to maintenance expense upon issuance when not inventoried. Rehabilitated equipment and parts are restored to inventory at their net rehabilitation cost.

  Inventory is stated at the lower of cost, as determined by the weighted moving average method, or market. At December 31, inventory consists of the following (in thousands):

                                                      1994        1993
                                                    ---------   --------
Components, subassemblies and expendable parts...    $11,468    $10,185
Equipment under production.......................      3,044      2,344
Inventory reserve................................     (2,081)    (1,956)
                                                     -------    -------
  Inventory, net.................................    $12,431    $10,573
                                                     =======    =======

  Property and equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and generally by the accelerated or modified accelerated costs recovery systems for income tax reporting purposes. Estimated useful lives are 33 years for buildings and 5-12 years for machinery and equipment. The cost of repairs and maintenance is charged to income as incurred. Major repairs and improvements are capitalized and depreciated over the remaining useful life of the asset. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Property and equipment depreciation expense was $10,159,000, $9,665,000, and $8,753,000 for December 31, 1994, 1993, and 1992 respectively.

  Identified intangibles

  Identified intangibles are being amortized on a straight-line basis, between 5 and 40 years, and are presented net of accumulated amortization of approximately $10,438,000 and $8,623,000 at December 31, 1994 and 1993, respectively.
Identified intangibles consist primarily of technology, patents, trademarks, license agreements, existing service contracts and covenants not to compete.

  Goodwill

     Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired and is principally related to the acquisition of "Vetco Services". Such excess costs are being amortized on a straight-line basis over 40 years. Accumulated amortization at December 31, 1994 and 1993 was approximately $3,835,000 and $2,634,000, respectively. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows.

  Accounting for income taxes

     Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) which requires deferred income taxes to be recognized for the tax effects of temporary differences between the financial reported carrying amounts of assets and liabilities and the

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


income tax amounts. As permitted under SFAS No. 109, the Company has elected not to restate the financial statements. The cumulative effect on January 1, 1993 of adopting SFAS No. 109 was immaterial. For the years prior to January 1, 1993, the provision for income taxes is based on Standard of Financial Accounting Standards No. 96.

  Financial Instruments

  Prior to 1994, TVI entered into reverse interest rate swap agreements in the management of interest rate exposure. The differential to be paid or received is normally accrued as interest rates change and is recognized over the life of the agreements or hedged liability, whichever is shorter. No reverse interest rate swap agreements were entered into 1994, and none were outstanding at December 31, 1994. In addition, from time to time, in order to hedge foreign currency exposure on firm commitments, TVI enters into forward foreign currency contracts. Gains and losses resulting from these instruments are recognized in the same period as the underlying hedged transaction.

  Foreign exchange rates

     Revenue and expenses for foreign operations have been translated into U.S. dollars using average exchange rates and reflect currency exchange gains and losses resulting from transactions conducted in other than local currencies.

     Substantially all foreign assets and liabilities have been translated at the end of each year at year-end exchange rates with the difference reflected in stockholders' equity as a cumulative translation adjustment.

  Deferred charges

     Costs incurred in conjunction with the issuance and registration of long-term debt are included in other assets and are being amortized on a straight-line basis over the term of the related debt. Amortization of these costs amounted to approximately $711,000, $838,000, and $871,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

  Earnings per common share

     The computation of earnings per common share is based on net income reduced by preferred stock dividend requirements, divided by the weighted average number of outstanding common shares and common stock equivalents. Common stock equivalents include stock options considered outstanding under the treasury stock method for years ending 1994 and 1992. Common stock equivalents were not included in the year ending 1993 as they would be considered anti-dilutive.

  Reclassification of Prior Year Amounts

  Certain reclassifications of 1993 and 1992 amounts have been made to conform to the 1994 financial statement presentation.

2. ACQUISITIONS


     On October 7, 1994, TVI acquired all the manufacturing and inspection equipment and inventory of NDT Systems, Inc. and certain related companies,
(NDT), for $4,000,000 in cash. NDT manufactures and sells equipment used in the inspection of oil country tubular goods and provides oilfield inspection services in the United Kingdom.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992

  On February 4, 1993, the Company acquired certain assets and liabilities of DJ Inspection Services Inc. (DJ) for approximately $612,000 in cash and the assumption of approximately $1,836,000 of lease obligations. The assets purchased included inspection equipment used in the inspection of oil country tubular goods and covenant not to compete agreements from both DJ and its majority owner.

  The Company acquired the assets and certain liabilities of CTI Inspection Services Inc. on April 1, 1993. The purchase price consisted of $200,000 cash and common stock valued at approximately $1,716,000. The acquisition has been accounted for as a purchase and accordingly the excess purchase price over the estimated fair market value of the net assets acquired, approximately $1,803,000, is being amortized over 40 years. CTI is engaged in the business of above ground storage tank and vessel inspection.

3. RESTRUCTURING COSTS

  A restructuring charge of $13,256,000 was incurred in the third quarter of 1993. The restructuring charge was the result of a restructuring plan implemented in response to international and domestic market conditions. International drilling declined throughout 1993 as evidenced by the decline in the international rig count, which averaged 770 rigs for the first nine months of 1993 down from 870 rigs in the same period of 1992. In addition, heavy discounting in the domestic market resulted in lower operating margins. In response to these factors, management implemented a major restructuring plan in the third quarter of 1993.

The 1993 restructuring charge was related mainly to severance costs associated with international and domestic overhead personnel, and costs to close certain facilities. During 1994, approximately $4,400,000 was charged against the restructuring accrual for international and domestic cash severance payments and costs associated with closing certain facilities.

At December 31, 1994, the Company had approximately $4,760,000 remaining in accrued liabilities and $500,000 in fixed asset reserves related to the restructuring. The remaining accrual at December 31, 1994 was related mainly to the continuation of foreign severance payments expected to be made in 1995 and the consolidation of two foreign coating plants, which is scheduled for the second half of 1995.

4. ACCRUED LIABILITIES

  At December 31, accrued liabilities consist of the following (in thousands):

                                         1994      1993
                                        -------   -------

Accrued compensation.................   $ 5,089   $ 4,276
Accrued restructuring costs..........     4,760     5,668
Accrued interest.....................     2,471     1,465
Accrued insurance....................     1,264     1,388
Real estate, sales and other taxes...     1,183     1,728
Accrued commissions..................     1,150     1,249
Other................................     3,849     4,150
                                        -------   -------
                                        $19,766   $19,924
                                        =======   =======


5. INCOME TAXES

  Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which recognizes deferred tax assets and liabilities for differences

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992

between the financial reporting and tax reporting bases of assets and liabilities as well as operating loss and tax credits carryforwards for tax purposes. The cumulative impact of the adoption of SFAS 109 on the January 1, 1993 beginning balance for deferred income taxes was immaterial.

  The components of income before income taxes and extraordinary item consist of the following (in thousands):

                                               DECEMBER 31,
                                      -------------------------------
                                        1994       1993        1992
                                      --------   ---------   --------
                        Domestic...    $ 1,874   $(14,713)   $(2,345)
                        Foreign....     12,415      3,906      6,894
                                       -------   --------    -------
                                       $14,289   $(10,807)   $ 4,549
                                       =======   ========    =======

Such income is inclusive of various intercorporate eliminations of income or expense items, such as royalties, interest and similar items that are taxable or deductible in the respective locations. Such income is also inclusive of export sales by domestic locations. Therefore, the relationship of domestic and foreign taxes to reported domestic and foreign income is not representative of actual effective tax rates.

  The provision for income taxes (benefit) before extraordinary item consists of the following at December 31 (in thousands):

                                                                             DEFERRED
                                                   LIABILITY METHOD           METHOD
                                             ----------------------------   ------------
                                                 1994            1993           1992
                                             -------------   ------------   ------------
Current provision (benefit):
  Federal.................................         $  907        $  (715)       $ 1,098
  State...................................            204            100            351
  Foreign.................................          3,989          4,386          4,494
                                                   ------        -------        -------
     Total current provision..............          5,100          3,771          5,943
                                                   ------        -------        -------
Deferred provision (benefit):
  Federal.................................           (731)        (3,216)        (3,633)
  State...................................           (400)          (170)          (489)
  Foreign.................................          2,032         (2,830)          (794)
                                                   ------        -------        -------
     Total deferred provision (benefit)...            901         (6,216)        (4,916)
                                                   ------        -------        -------
     Total provision (benefit)............         $6,001        $(2,445)       $ 1,027
                                                   ======        =======        =======

Additionally, in 1994 the Company recorded a current tax benefit of $411,000 relating to the extraordinary item of $1,175,000 and in 1993 the Company recorded a deferred tax benefit of $2,421,000 relating to the extraordinary item of $6,918,000.

The components of the provision (benefit) for deferred income taxes consist of the following in (thousands):

                                                      DECEMBER 31,
                                                          1992
                                                      -------------
Taxable gains not reflected in financial net
 income............................................        $(5,657)
Financial liabilities not given effect for tax
 purposes..........................................          1,682
Intercorporate profit not reflected in financial
 net income........................................         (1,119)
Net operating loss carryforwards...................            997
Minimum tax credit carryforwards...................           (852)
Depreciation.......................................            800
State income taxes.................................           (489)
Other, net.........................................           (278)
                                                           -------
                                                           $(4,916)
                                                           =======

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


   During 1993, the Revenue Reconciliation Act of 1993 became law. Under the Act, the maximum federal income tax rate was retroactively increased from 34% to 35% which resulted in an additional $394,000 provision for deferred tax liabilities.


The reconciliation of the expected to the computed tax provision (benefit) is as follows at December 31 (in thousands):

                                                                                                                        DEFERRED
                                                                                          LIABILITY METHOD               METHOD
                                                                                    ------------------------------   -------------
                                                                                         1994            1993            1992
                                                                                    --------------   -------------   ------------
Tax expense (benefit) at federal statutory rate..................................         $ 5,001         $(3,783)       $ 1,547
Foreign tax credits utilized, net................................................          (1,807)         (1,936)        (3,761)
Foreign withholding taxes, net of federal benefit................................           1,243           1,761          1,281
Valuation allowance against net operating loss...................................             448             862             --
Nondeductible goodwill amortization..............................................             331             595            386
Foreign earnings subject to tax at rates differing from federal statutory rate...            (217)           (475)          (133)
Increase in federal income tax rate..............................................              --             394             --
Utilization of foreign net operating loss carryover..............................            (149)           (346)          (362)
Federal income tax provision on distributed foreign earnings.....................           1,142             332          2,095
State income taxes, net of federal benefit.......................................            (127)            (46)           (91)
Nondeductible capital loss carryover.............................................              --              --            229
Research and experimentation tax credits.........................................              --              --            (76)
Other, net.......................................................................             136             197            (88)
                                                                                          -------         -------        -------
                                                                                          $ 6,001         $(2,445)       $ 1,027
                                                                                          =======         =======        =======

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 are as follows (in thousands):

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      1994            1993
                                                                 -------------    -------------
Gross deferred tax assets:
  Foreign tax credit carryforward.............................   $   4,673         $  4,919
  Domestic and foreign operating losses.......................       3,138            4,479
  Accrued liabilities & other reserves........................       1,756            2,744
  Investment tax credit carryforward..........................       1,934            1,934
  Reclamation accruals........................................         169            1,770
  Retirement & benefit accruals...............................         682            1,578
  Inventory reserves..........................................       2,286            1,199
  Elimination of intercompany markup..........................       2,054              719
  Minimum tax credit carryforward.............................         276              553
  Other deferred tax assets...................................         528              326
                                                                 ---------         --------
     Subtotal gross deferred tax assets.......................      17,496           20,221
  Valuation allowance.........................................      (1,310)            (862)
                                                                 ---------         --------
Net deferred tax assets.......................................      16,186           19,359
                                                                 ---------         --------
Gross deferred tax liabilities:
  Property and equipment......................................     (19,684)         (23,185)
  Intangible assets...........................................      (3,277)          (3,732)
  Reserve for legal entity restructure and foreign earnings...      (2,874)          (2,281)
  Pension liability...........................................        (748)              --
  All other...................................................        (436)             (93)
                                                                 ---------         --------
Gross deferred tax liabilities................................     (27,019)         (29,291)
                                                                 ---------         --------
Total net deferred tax liability..............................    ($10,833)         ($9,932)
                                                                 =========         ========

The total net deferred tax liability is comprised of $2,701,000 of net current tax assets and $13,534,000 net noncurrent deferred tax liabilities.

  The Company has undistributed earnings of foreign subsidiaries, as calculated under the laws of the jurisdiction in which the foreign subsidiary is located, of approximately $14,700,000 at December 31, 1994. If such earnings were repatriated, foreign withholding taxes of approximately $930,000 would result. The Company has already recognized and provided federal income taxes related to the majority of these earnings of its foreign subsidiaries. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the balance of such earnings were to be distributed.

  At December 31, 1994 the Company has $2,400,000 of domestic net operating losses which will be carried forward and will expire between 2007 and 2009. The utilization of the domestic net operating losses is restricted to the taxable income of certain subsidiaries. The Company also has approximately $6,566,000 of foreign net operating loss carryforwards of which $3,801,000 can be carried forward indefinitely and the remaining $2,765,000 will expire between 1997 and 1999.

  The Company has recorded a valuation allowance of $1,310,000 against these net operating losses as the Company believes that the corresponding deferred tax asset may not be realizable. The Company's valuation allowance increased from $862,000 at December 31, 1993 to $1,310,000 at December 31, 1994. This increase is principally related to net operating losses that may not be realizable.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


  The Company has investment tax credit carryforwards of approximately $4,800,000 for federal income tax purposes which will expire between 1995 and 2000 if not previously utilized. Approximately $2,900,000 represents financial statement investment tax credit carryforwards, which if realized, will be applied to reduce noncurrent intangible assets. In addition, the Company has foreign tax credit carryforwards of $4,673,000 which will expire between 1997 and 1999. The Company also has minimum tax credit carryforwards of $276,000, all of which can be carried forward indefinitely.

  The Company is currently engaged in tax audits and appeals in various tax jurisdictions. The years covered by each audit or appeal vary considerably among legal entities. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

  The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has assumed approximately $7 million of benefit attributable to such tax planning strategies. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax liability would be charged to income in the period such determination was made.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


6. LONG-TERM DEBT

 At December 31, long-term debt consists of the following:

                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1994       1993
                                                                                          --------   ---------
                                                                                            (IN THOUSANDS)
$35,000,000  Revolving Facility expiring June 30, 1997.  Interest of
  7.3125% and 8% at December 31, 1994 payable as described below.......................   $ 20,000   $     --
$13,000,000 Term Notes payable to lenders, interest of 8% at December 31, 1994.
  Principal and interest payable as described below through June 30, 1999..............     12,000         --
$10,000,000 Term Notes payable to lender, interest of 8.3125% at December 31,
  1994.  Principal and interest payable as described below through June 30, 2001.......     10,000         --
$29,000,000 revolving note until February 15, 1994 and $25,000,000 thereafter.
 Average interest rate of 5.5% at December 31, 1993....................................         --     20,000
$46,000,000 term notes payable to participating lenders, interest of 5.375% at
 December 31, 1993.....................................................................         --     18,750
$4,000,000 bank credit agreement note.  Interest of 5.375% at
 December 31, 1993.....................................................................         --      4,000
$1,000,000 Swing Note Agreement.  Interest of 6.5 % at December 31, 1993...............         --        310
$7,500,000 Promissory Notes payable, interest of 11.50% at December 31, 1994.
 Principal and interest payable as defined through February 1, 1999....................      6,428         --
$75,000,000 senior subordinated notes, interest at 10.75% payable semi-
  annually, principal due on April 15, 2003............................................     75,000     75,000
Notes payable related to the acquisition of "SOS," interest at 10%, principal due in
 installments as described below through July 23, 1995.................................      2,500      3,000
Industrial Development Revenue Bonds, unsecured, interest at rates 9.5% and 10%,
 maturities through October 1, 2005....................................................      2,000      2,000
$1,700,000 Promissory Note, interest at prime rate + 1% (7% at December 31,
  1994), principal and interest due in monthly installments through December 28,
  1997.................................................................................      1,160      1,441
$1,135,760 Financing Agreement, principal and interest due in monthly installments
 through August 8, 1999.  Interest of 11.5% at December 31, 1994.......................      1,036      1,412
Other..................................................................................        232        503
                                                                                          --------   --------
Total debt.............................................................................    130,356    126,416
Less current maturities................................................................      6,505    (24,927)
                                                                                          --------   --------
    Long-term debt due after one year..................................................   $123,851   $101,489
                                                                                          ========   ========



Principal payments of long-term debt for years subsequent to 1995 are as follows (in thousands):

                        1996.........   $  4,415
                        1997.........     24,948
                        1998.........      4,552
                        1999.........      5,436
                        Thereafter...     84,500
                                        --------
                                        $123,851
                                        ========

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


          On June 30, 1994, the Company's subsidiaries, TVI, CTI, and TVCC, entered into a new credit agreement with a group of participating lenders. The agreement included $23,000,000 in term loan facilities, a $35,000,000 revolving credit facility, and a $1,000,000 letter of credit facility. These obligations are guaranteed by the Company and secured by substantially all of the assets of TVI, CTI, TVCC, Tuboscope Pipeline Services Inc. and Tube-Kote Inc., and the stock of certain subsidiaries. Proceeds from the new loans were used principally to retire the debt balances outstanding under the previous senior credit agreement. An after-tax extraordinary loss of $764,000 was incurred in the second quarter of 1994 as a result of the early retirement of debt under the previous senior credit agreement and related write-off of unamortized debt fees.

  The available amount under the revolving credit facility is determined using the borrowing base, as defined, but not to exceed the maximum commitment of $35,000,000. Commitment fees on the unused portion of the revolver range from .325% to .5% based on certain financial ratios. The fee on letters of credit issued under the agreement is 1% per annum on the principal amount. At December 31, 1994, TVI had outstanding letters of credit amounting to approximately $2,910,000 and an available facility of approximately $12,090,000 remaining on the $35,000,000 revolving line of credit. The Company also had approximately $186,000 of outstanding letters of credit against the $1,000,000 letter of credit note and approximately $814,000 of remaining credit available. The revolving credit agreement expires June 30, 1997.

  The term loan facility requires increasing quarterly installments with the initial payment of $500,000 beginning September 30, 1994 and the final payment due June 30, 2001. Mandatory prepayment is required when the Company generates excess cash flow as defined, or upon the transfer of certain assets. No mandatory prepayment was required in 1994.

  The credit agreement provides for the borrowers to elect interest at a base rate or a Eurodollar rate, as defined. Interest on the base rate loans accrue at base rate to base rate plus 1.5%, based on a ratio of total funded debt to earnings before interest, taxes, extraordinary gains and losses, and depreciation and amortization. Interest on Eurodollar rate loans accrue at LIBOR plus 1.0% to LIBOR plus 2.5%, based on a ratio of total funded debt to earnings before interest, taxes, extraordinary gains and losses, and depreciation and amortization. Interest is payable on all notes at calendar quarter end for base rate borrowings and on the earlier of the last business day of the interest period or three months from inception for LIBOR rate borrowings. The credit agreement requires an interest rate cap agreement be maintained beginning no later than six months from the initial borrowing date for at least $15,000,000 of the term loans and to maintain such protection for a period of not less than three years. At December 31, 1994 the Company had purchased a $20,000,000, two year cap, and received a six month extension (through June 30, 1995) from the lenders regarding the purchase of additional protection.

   In January 1994, the Company obtained a $7.5 million loan secured by its new inspection and coating facility in Aberdeen, Scotland. The funds were used to reduce the Company's revolving credit facility by $4.0 million and the senior term debt by $3.5 million. Accordingly, a portion of the current maturities of the term loan and revolving credit facilities was classified as noncurrent liabilities at December 31, 1993. Interest is calculated at base rate plus 3%. Interest and principal are payable monthly through February 1, 1999.

  In April 1993, TVI issued $75,000,000 of 10.75% senior subordinate notes (Notes) due April 15, 2003. The proceeds of the Notes were used to redeem the $65,697,000 senior subordinate debentures. TVI has the option to redeem the Notes beginning in 1998 at 105 3/8% of principal ranging down to 100% of principal plus accrued interest in 2001. The Notes are subordinated to the payment in full of all senior indebtedness, as defined. Under the provisions of the indenture, TVI is prohibited from paying any dividends to the holders of common stock and acquiring or retiring for value any common stock of TVI under certain circumstances. At December 31, 1994, no retained earnings are available for payment of dividends on common stock and no other restricted payments have been made. In the event that certain assets are sold and proceeds in excess of $10,000,000 are not reinvested into related businesses within 270 days, TVI is required to offer to repurchase the Notes at 100% of principal plus

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


accrued interest on a pro rata basis. Upon a change in control and a rating decline (triggering event), TVI may be required to repurchase the Notes at 101% of principal plus accrued interest. The Company's 10.75% debentures are not traded actively on bond markets. Based on information obtained from a national brokerage company, the fair market value of the debentures was approximately par value based on trades consummated during February 1995. Management believes the carrying amount of the Company's other debt approximates fair market value.

  On May 1, 1993, TVI repurchased its $65,697,000 senior subordinated debentures at a premium. The loss has been reflected as an extraordinary item in the consolidated statement of operations. The pre-tax extraordinary item consists of a $4,599,000 premium paid at the repurchase and $2,319,000 write-off of the original issue discount and unamortized debt issue costs.

  The credit agreement, indenture and notes contain various covenants that limit TVI's ability to, among other things, pay dividends, purchase capital stock, incur additional indebtedness, dispose of assets and transact with affiliates. TVI is also required to maintain certain minimum financial ratios, as set forth in the agreements. In addition to the covenants and financial ratios mentioned above, the credit agreement contains certain events of default. Management believes it is in compliance with all covenants in the credit agreement and indenture.

  In connection with the SOS acquisition, TVI issued $4 million of notes payable to the sellers. The notes are payable in annual installments of $500,000 with the remaining principal due July 23, 1995. The SOS notes are senior in right of payment to the senior subordinated debentures, and may be paid in advance without penalty. The notes are secured by the "SOS" land and buildings.

  In 1992, the Company purchased three reverse interest rate swap agreements in order to convert their fixed rate subordinated debentures to variable rate debt. The swap agreements were accounted for as hedges. At December 31, 1992, TVI had two outstanding swap agreements with financial institutions, having a total notational principal amount of $70 million. Under one of the agreements, TVI received a fixed rate of 5.5% on $50 million and paid a floating rate based on LIBOR, as determined in six month intervals. In the second agreement, TVI received a fixed rate of 4.77% on $20 million and paid a floating rate based on LIBOR, also determined in six month intervals. During 1992 the Company terminated one of its swap agreements at a gain of approximately $756,000. The gain was being amortized over the original life of the swap.

  In 1993, as a result of favorable changes in interest rates, the Company terminated the remaining two swap agreements at a gain of approximately $566,000. The swap agreements reduced 1993 interest expense by approximately $1,246,000.

7. REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

   The holders of the Series A Convertible Preferred Stock are entitled to receive cash dividends, at the annual rate of $7.00 per share, which are payable quarterly beginning December 31, 1991. The dividends are cumulative with additional dividends thereon, compounded quarterly and at the same rate, for each period such dividends remain unpaid. Accrued dividends payable of $175,000 were included in the Preferred Stock balance at December 31, 1994.

  The holders of the Preferred Stock may convert each share into ten shares of Common Stock of the Company. The Preferred Stock is redeemable at the option of the Company, at redemption prices ranging from $103.50 per share plus accrued and unpaid dividends during the 12 months beginning October 31, 1994 to $100 per share plus accrued and unpaid dividends at October 31, 1996.

  The Company must redeem all of the outstanding Preferred Stock on December 1, 1996 at $100 per share plus accrued and unpaid dividends. The Preferred Stock may be exchanged, at the option of the Company, for shares

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


of common stock with the number of shares to be exchanged for each share of Preferred Stock equal to $100 plus any accrued and unpaid dividends divided by the then current market price of the Common Stock.

  The holders of the Preferred Stock are entitled to certain voting rights whenever dividends amounting to six quarterly dividend payments are in arrears.

8. COMMON STOCKHOLDERS' EQUITY

  A stockholder approved stock option plan reserves and authorizes the grant of options to purchase up to 1,399,000 shares of common stock to officers and key employees of the Company and 200,000 shares for non-employee members of the Board of Directors. Options granted are generally exercisable in installments starting one year from the date of grant and generally expire ten years from the date of grant.

  The following summarizes options activity:

                                                        YEARS ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    1994           1993          1992
                                                ------------   ------------   -----------

Shares under option at beginning of year.....     1,122,324        827,974       693,348
Granted......................................       235,000        342,000       166,500
Cancelled....................................       (30,597)       (41,748)      (27,972)
Exercised....................................        (1,074)        (5,902)       (3,902)
                                                -----------    -----------    ----------
Shares under option at end of year...........     1,325,653      1,122,324       827,974
                                                -----------    -----------    ==========
Average price of outstanding options.........   $      6.46    $      6.47    $     6.53
                                                ===========    ===========    ==========
Price range of options exercised.............   $.32-$6.875    $.32-$6.875    $.32-$6.75
                                                ===========    ===========    ==========
Exercisable at end of year...................       600,437        408,075       153,047
                                                ===========    ===========    ==========
Options available for grant at end of year...       245,237        449,640       749,890
                                                ===========    ===========    ==========

  At the 1993 Annual Meeting of Stockholders, the stockholders approved a qualified stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code of 1986. As part of such plan, a maximum of 100,000 shares of the Company's common stock was authorized to be sold. The plan was activated in the second quarter of 1994, and 14,135 shares were issued in 1994 at an average price of $4.36 per share.

9. RETIREMENT AND OTHER BENEFIT PLANS

  On May 13, 1988, TVI adopted a defined contribution retirement plan, which covers substantially all domestic employees. Employees may voluntarily contribute up to 20% of compensation, as defined, to the plan. The participants' contributions are matched by the Company up to a maximum of 1 1/2% of compensation. Beginning on January 1, 1994, the Company's matching contribution was in common stock of the Company. Prior to 1994, the matching contribution was in cash. Contributions were approximately $251,000 (40,216 shares at an average transfer price of $6.21), $552,000 (in cash), and $576,000 (in cash) for the periods ended December 31, 1994, 1993, and 1992 respectively.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


  In connection with the acquisition of Vetco Services, TVI assumed the responsibility of two defined benefit pension plans in Germany covering substantially all full-time employees. Plan benefits are based on years of service and employee compensation for the last three years of services. The plans are unfunded and benefit payments are made directly by Vetco Services. Pension expense includes the following components for the fiscal years ending December 31, 1994 and 1993 (in thousands):

                                                1994     1993
                                               ------   ------
                        Service cost........   $ 277    $ 328
                        Interest cost.......     500      448
                        Net amortization....    (315)    (315)
                                               -----    -----
                          Pension expense...   $ 462    $ 461
                                               =====    =====





  The following table sets forth the amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                            1994      1993
                                                           -------   -------
Actuarial present value of benefit obligations:
  Vested................................................    $6,041   $ 6,043
  Non-Vested............................................       289       343
                                                            ------   -------
Accumulated benefit obligation..........................     6,330     6,386
Additional amounts related to projected pay increases...       822     1,084
                                                            ------   -------
Total projected benefit obligations.....................     7,152     7,470
Unrecognized net gain...................................     2,254     2,569
                                                            ------   -------
Pension liability.......................................     9,406    10,039
Less - amount included in current liabilities...........       100        59
                                                            ------   -------
Noncurrent portion of pension liability.................    $9,306   $ 9,980
                                                            ======   =======


     The decrease in pension liability from 1993 to 1994 was primarily the result of fewer active employees in the German pension plan in 1994. The rates of increase in future compensation levels used in determining the projected benefit obligations were 3% for December 31, 1994 and 1993, respectively. The discount rate was 7% for December 31, 1994 and 6% for December 31, 1993. The unrecognized net gain from the change in projected compensation levels is being amortized over ten years.

     Certain other foreign operations maintain small defined benefit and defined contribution plans.

10. COMMITMENTS AND CONTINGENCIES

  TVI is a defendant in various legal proceedings for events that occurred prior to May 13, 1988, the date of the acquisition of TVI from Minstar. Minstar agreed to indemnify the Company with respect to actions existing or pending on or prior to the date of acquisition. The agreement to acquire TVI also contains certain indemnifications related to environmental matters and product and/or general liability claims arising out of occurrences on or prior to the date of acquisition. Claims related to such environmental matters must be filed prior to May 13, 1992, and Minstar has agreed to indemnify the Company for the first $1,000,000 of losses and 50% of losses in excess of $2,000,000. The Company is to be indemnified for product and/or general liability claims arising out of occurrences prior to May 13, 1988; however, some claims may be eligible for indemnification only after the aggregate of losses exceeds $1,500,000. The Company believes that, based upon insurance and indemnification from Minstar, these potential claims, if asserted, would not have a material adverse affect on the Company's results of operations or financial condition.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


  The Company is subject to legal proceedings for events which arise in the ordinary course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the results of operations or financial position of the Company.

  TVI leases certain facilities and equipment under operating leases that expire at various dates through 2049. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals.

  Rental expense related to operating leases approximated $8,464,000, $7,384,000, and $6,343,000 in 1994,
1993, and 1992, respectively.

  Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1994 are payable as follows (in thousands):

          1995...................................       $ 5,874
          1996...................................         3,545
          1997...................................         1,985
          1998...................................           777
          1999...................................           401
          Thereafter.............................         2,903
                                                        -------
          Total future lease commitments.........       $15,485
                                                        =======

11. CONSOLIDATED STATEMENT OF CASH FLOWS

      The Company had the following noncash financing and investing activities (in thousands):

                                                    1994      1993       1992
                                                    -----   -------    -------
Acquisitions:
  Fair value of assets acquired..................   $  --   $ 7,951    $    --
  Cash paid......................................      --    (1,103)        --
  Common stock issued............................      --    (1,716)        --
                                                    -----   -------    -------
     Liabilities assumed.........................   $  --   $ 5,132    $    --
                                                    =====   =======    =======
Dividends accrued on preferred stock.............   $ 175   $   175    $   175
                                                    =====   =======    =======

   Supplemental disclosure of cash flow information (in thousands):

Cash paid during the period for:

     Interest......................    $11,774   $10,984   $11,750
                                       =======   =======   =======
     Taxes (net of refunds)........    $ 3,530   $ 5,029   $ 4,834
                                       =======   =======   =======


  On January 2, 1992, a subsidiary of TVI completed a transaction pursuant to which the assets used in the Company's worldwide TKC premium coupling business were exchanged for the assets used in the Far East inspection business of a former licensee. The transaction included only an exchange of assets and did not include any cash payments. The Company accounted for this non-monetary transaction consistent with APB Opinion No. 29 and valued the assets purchased based on the fair market value of assets surrendered (TKC assets). A non-

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


monetary gain of $3,983,000 was recognized, representing the difference between the fair market value of the assets purchased of $5,950,000 and the net carrying value of the TKC assets of $1,967,000.

12. FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  The Company operates principally in one industry segment, the inspection and coating of tubular products used in the oil and gas industry, and industrial inspection of oilfield and energy related products. Industrial inspection revenues are closely related to oilfield revenues as the major customers are the same, the technology utilized is similar and sales and services are performed from the same area offices as oilfield inspection services.

  Information about the Company's operations in various geographic areas is presented below. The Company's areas of operation outside the United States are grouped into six geographic areas, representative of the major markets served. Revenue from unaffiliated customers represents total net revenue from the respective areas after elimination of inter-geographic transactions. U.S. exports are shown with the corresponding destination of the product or service. Operating profit (loss) represents revenue less operating costs and expenses corresponding to the specific geographic areas. Identifiable assets are those assets used in the geographic areas listed and reflect eliminations of intergeographic balances.


                                UNITED                            FAR     MIDDLE     LATIN        OTHER
                                STATES      CANADA    EUROPE     EAST      EAST     AMERICA   INTERNATIONAL   CONSOLIDATED
                               ---------   --------   -------   -------   -------   -------   -------------   ------------
                                                                     (IN THOUSANDS)
YEAR ENDED 12/31/94:
Total revenue:
  Unaffiliated customers....   $ 92,873     $13,876   $51,415   $15,515   $16,775    $1,345          $  376       $192,175
  U.S. export sales.........    (14,532)         --     2,628     1,066       152     6,220           4,466             --
                               --------     -------   -------   -------   -------    ------          ------       --------
TOTAL.......................   $ 78,341     $13,876   $54,043   $16,581   $16,927    $7,565          $4,842       $192,175
                               ========     =======   =======   =======   =======    ======          ======       ========
Operating profit............   $  1,078     $ 5,608   $ 9,611   $ 2,705   $ 3,459    $3,513          $1,074       $ 27,048
                               ========     =======   =======   =======   =======    ======          ======       ========
Identifiable assets.........   $167,203     $12,899   $94,166   $29,367   $11,719    $  908          $  765       $317,027
                               ========     =======   =======   =======   =======    ======          ======       ========
YEAR ENDED 12/31/93:
Total revenue:
   Unaffiliated customers...   $ 87,183     $13,599   $43,952   $15,711   $20,252    $  504          $2,139       $183,340
   U.S. export sales........    (12,366)          7     4,199     1,938       768     3,730           1,724             --
                               --------     -------   -------   -------   -------    ------          ------       --------
TOTAL.......................   $ 74,817     $13,606   $48,151   $17,649   $21,020    $4,234          $3,863       $183,340
                               ========     =======   =======   =======   =======    ======          ======       ========
Operating profit (loss).....   $(11,378)    $ 4,174   $ 3,405   $   278   $ 2,628    $2,043          $1,295       $  2,445
                               ========     =======   =======   =======   =======    ======          ======       ========
Identifiable assets.........   $168,228     $12,139   $87,751   $29,718   $11,893    $  379          $   --       $310,108
                               ========     =======   =======   =======   =======    ======          ======       ========
YEAR ENDED 12/31/92:
Total revenue:
  Unaffiliated customers....   $ 69,496     $11,645   $47,102   $18,040   $16,593    $  595          $1,525       $164,996
  U.S. export sales.........    (20,063)      1,176     4,735     4,137       311     5,455           4,249             --
                               --------     -------   -------   -------   -------    ------          ------       --------
TOTAL.......................   $ 49,433     $12,821   $51,837   $22,177   $16,904    $6,050          $5,774       $164,996
                               ========     =======   =======   =======   =======    ======          ======       ========
Operating profit (loss).....   $ (8,363)    $ 3,735   $ 4,132   $ 7,005   $ 4,776    $2,554          $1,902       $ 15,741
                               ========     =======   =======   =======   =======    ======          ======       ========
Identifiable assets.........   $160,548     $13,305   $85,624   $29,878   $ 9,880    $  499          $   --       $299,734
                               ========     =======   =======   =======   =======    ======          ======       ========

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Summarized quarterly financial information for 1994, 1993 and 1992 is as follows:


                                                          EARNINGS
                                                           (LOSS)
                                 OPERATING       NET         PER
                                   PROFIT      INCOME      COMMON
                      REVENUE      (LOSS)      (LOSS)       SHARE
                      --------   ----------   ---------   ---------
                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
1994
  First Quarter....   $ 45,531    $  4,748    $  1,110      $  .05
  Second Quarter...     45,239       5,767         727         .03
  Third Quarter....     49,453       7,457       2,234         .11
  Fourth Quarter...     51,952       9,076       3,453         .18
                      --------    --------    --------      ------
     Total Year....   $192,175    $ 27,048    $  7,524      $  .37
                      ========    ========    ========      ======

1993
  First Quarter....   $ 39,789    $  3,244    $    643      $  .03
  Second Quarter...     45,212       4,433      (3,977)       (.23)
  Third Quarter....     48,777     (10,204)    (11,125)       (.61)
  Fourth Quarter...     49,562       4,972       1,600         .08
                      --------    --------    --------      ------
     Total Year....   $183,340    $  2,445    $(12,859)      ($.74)
                      ========    ========    ========      ======

1992
  First Quarter....   $ 40,256    $  1,932    $    676      $  .03
  Second Quarter...     40,956       4,411       1,136         .05
  Third Quarter....     41,630       5,482       1,059         .05
  Fourth Quarter...     42,154       3,916         651         .03
                      --------    --------    --------      ------
     Total Year....   $164,996    $ 15,741    $  3,522      $  .15
                      ========    ========    ========      ======






Results for the fourth quarter 1994 were benefitted by a $1,327,000 gain from an insurance settlement. The second quarter 1994 net income and earnings per common share includes an extraordinary item of $764,000 after tax, or $.04. The second quarter 1993 net loss and loss per common share includes an extraordinary item of $4,497,000 after tax, or $.25.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       December 31, 1994, 1993, and 1992


14.  SUMMARIZED FINANCIAL INFORMATION OF REGISTRANT (TVI)

   The following is summarized balance sheet information for TVI as of December 31, 1994 and December 31, 1993 and summarized consolidated statements of operations for the twelve months ended December 31, 1994, 1993, and 1992 (in thousands):

SUMMARIZED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1994           1993
                                                              ------------   -------------

                          ASSETS
                          ------

Current assets.............................................       $ 84,327       $ 77,637
Noncurrent assets..........................................        215,827        228,926
                                                                  --------       --------
  Total assets.............................................       $300,154       $306,563
                                                                  ========       ========

                LIABILITIES AND EQUITY
                ----------------------

Current liabilities........................................       $ 36,100       $ 64,771
Noncurrent liabilities.....................................        140,980        126,046
Stockholders' equity.......................................        123,074        115,746
                                                                  --------       --------
  Total liabilities and equity.............................       $300,154       $306,563
                                                                  ========       ========


                                                                           TWELVE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                  ------------------------------------
SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME                          1994           1993         1992
                                                                  --------       --------    ---------

Revenue....................................................       $189,231       $181,004     $164,996
                                                                  ========       ========    =========
Operating profit...........................................       $ 26,712       $  3,384     $ 16,983
                                                                  ========       ========    =========
Income (loss) before income taxes and extraordinary item...       $ 15,034       $ (9,788)    $  4,627
                                                                  ========       ========    =========
Net income (loss)..........................................       $  8,001       $(12,086)    $  3,600
                                                                  ========       ========    =========



15.  FINANCIAL ADVISOR ENGAGEMENT

  In October 1994, the Company engaged Goldman, Sachs and Company to advise it with respect to strategic alternatives to enhance shareholder value, including the possible sale of all or part of the Company. The Company has reviewed several alternatives with Goldman, Sachs, and the Goldman, Sachs engagement is ongoing.

                                                                      SCHEDULE I


                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                             (PARENT COMPANY ONLY)

                           DECEMBER 31, 1994 AND 1993




                                                                                           DECEMBER 31,
                                                                                       ---------------------
                                                                                         1994        1993
                                                                                       ---------   ---------
                                    A S S E T S                                           (IN THOUSANDS)
                                    -----------
Cash................................................................................   $      9    $      9
Investment in subsidiaries..........................................................    124,122     116,218
                                                                                       --------    --------
          Total assets..............................................................   $124,131    $116,227
                                                                                       ========    ========

                     L I A B I L I T I E S  A N D  E Q U I T Y
                     -----------------------------------------
Amounts due TVI.....................................................................   $    532    $    796
Redeemable Series A Convertible Preferred Stock, $.01 par value, 5,000,000 shares
   authorized, 100,000 shares issued and outstanding................................     10,175      10,175
Common stockholders' equity:
    Common stock, $.01 par value 35,000,000 shares authorized, 18,466,763 shares
       issued and outstanding (18,410,053 at December 31, 1993).....................        184         184
    Paid-in capital.................................................................    115,982     115,668
    Retained earnings (deficit).....................................................     (1,469)     (8,293)
    Cumulative translation adjustment...............................................     (1,273)     (2,303)
                                                                                       --------    --------
          Total common stockholders' equity.........................................    113,424     105,256
                                                                                       --------    --------

          Total liabilities and equity..............................................   $124,131    $116,227
                                                                                       ========    ========




                  See notes to condensed financial statements.

                                                                      SCHEDULE I



                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)

                 YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                                 DECEMBER 31,
                                                        ------------------------------
                                                          1994       1993       1992
                                                        --------   ---------   -------
                                                                 (IN THOUSANDS)
Equity in net earnings (loss) of subsidiaries........    $7,563    ($12,821)   $3,600
State franchise tax and other........................       (39)        (38)      (78)
                                                         ------    --------    ------
Net income (loss)....................................     7,524     (12,859)    3,522
Dividends applicable to redeemable preferred stock...       700         700       700
                                                         ------    --------    ------
Net income (loss) applicable to common stock.........    $6,824    ($13,559)   $2,822
                                                         ======    ========    ======




                  See notes to condensed financial statements.

                                                                      SCHEDULE I



                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)

                 YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                                                                 DECEMBER 31,
                                                                                        -------------------------------
                                                                                          1994       1993        1992
                                                                                        --------   ---------   --------
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
      Net income (loss)..............................................................   $ 7,524    $(12,859)   $ 3,522
      Adjustments to reconcile net income (loss) to net cash provided by
       (used for) operating activities:
            Equity in net (earnings) loss of subsidiaries............................    (7,563)     12,821     (3,600)
             Changes in current assets and liabilities:
                Prepaid expenses.....................................................        --          --         24
                Amounts due from TVI subsidiary......................................        --         175       (175)
                Amounts due TVI......................................................       425         734         17
                                                                                        -------    --------    -------
      Net cash provided by (used for) operating activities...........................       386         871       (212)
                                                                                        -------    --------    -------
Cash flows from investing activities:
      Investment in subsidiaries.....................................................        --        (200)    (2,284)
                                                                                        -------    --------    -------
Cash flows from financing activities:
      Proceeds from sale of common stock.............................................       314          29      3,145
      Dividends paid on Redeemable Series A Convertible Preferred Stock..............      (700)       (700)      (649)
                                                                                        -------    --------    -------
      Net cash provided by (used for) financing activities...........................      (386)       (671)     2,496
                                                                                        -------    --------    -------
Net change in cash and cash equivalents..............................................        --          --         --
Cash and cash equivalents:
      Beginning of the year..........................................................         9           9          9
                                                                                        -------    --------    -------
      End of the year................................................................   $     9    $      9    $     9
                                                                                        =======    ========    =======






                  See notes to condensed financial statements.

                                                                      SCHEDULE I



                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                       DECEMBER 31, 1994, 1993, AND 1992

  No cash dividends were paid to Tuboscope Vetco International Corporation.

  For information concerning restrictions pertaining to the redeemable preferred stock and the common stock and commitments and contingencies, see Notes 6, 7, 8 and 10 of notes to consolidated financial statements of Tuboscope Vetco International Corporation.

                                                                     SCHEDULE II


                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                                 ADDITIONS
                                                     BALANCE    CHARGED TO                   BALANCE
                                                    BEGINNING    COSTS AND    CHARGE OFFS    END OF
                                                     OF YEAR     EXPENSES      AND OTHER      YEAR
                                                    ---------   -----------   ------------   -------
                                                                     (IN THOUSANDS)
Allowance for doubtful accounts:
    1994.........................................      $1,858       $   --         $ (259)    $1,599
    1993.........................................      $1,396       $1,084         $ (622)    $1,858
    1992.........................................      $  582       $ (204)        $1,018     $1,396

Allowance for inventory reserves:
    1994.........................................      $1,956       $   91         $   34     $2,081
    1993.........................................      $1,947       $    9         $   --     $1,956
    1992.........................................      $  832       $1,100         $   15     $1,947

Valuation allowance for deferred income taxes:
    1994.........................................      $  862       $  665         $ (217)    $1,310
    1993.........................................      $   --       $  862         $   --     $  862

                                             EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION                                 PAGE NO.
---------------   -------------------------------------------------------------------   --------
3(a)              Restated Certificate of Incorporation, dated March 12, 1990.          (Note 7)

3(b)              Amended and Restated Bylaws.                                          (Note 2)

3(c)              Certificate of Designation of Series A Convertible Preferred Stock,   (Note 3)
                  dated October 22, 1991.

3(d)              Certificate of Amendment to Restated Certificate of Incorporation     (Note 10)
                  dated May 12, 1992.

3(e)              Certificate of Amendment to Restated Certificate of Incorporation     (Note 11)
                  dated May 10, 1994.

4(a)              Stockholders' Agreement, dated May 13, 1988, between the              (Note 1)
                  Company, Brentwood, Hub, the Management Investors, the Other
                  Investors, and the Institutional Investors, including the Common
                  Stock Registration Rights Agreement attached thereto as Exhibit A.

4(b)              Purchase Agreement, dated May 13, 1988, between the Company,          (Note 1)
                  Tuboscope Acquisition Corporation and the purchasers named on the execution pages thereto.

4(c)              Indenture (including the form of Note), dated as of April 1, 1993,    (Note 4)
                  among Tuboscope Vetco International Inc., the Company and
                  Norwest Bank Minnesota, National Association, as Trustee,
                  regarding the 10 3/4% Senior Subordinated Notes due 2003 of
                  Tuboscope Vetco International Inc.

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

4(g)              Plan of Recapitalization.                                             (Note 2)

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

4(i)              Purchase Agreement, dated as of September 30, 1991, between the       (Note 3)
                  Company and BHI Hughes Incorporated relating to Vetco Services
                  Acquisition.

4(j)              Secured Credit Agreement, dated June 30, 1994, between                (Note 9)
                  Tuboscope Vetco International Inc., CTI Inspection Services Inc.,
                  Tuboscope Vetco Capital Corp, Tuboscope Vetco International
                  Corporation and ABN AMRO Bank, N.V., as Agent.

10(a)             Form of Employment Agreement, dated May 13, 1988, between             (Note 1)
                  Tuboscope Inc., the Company and William V. Larkin and
                  E. Wayne Overman.

10(b)             Savings Investment Plan, dated May 13, 1988, as amended by            (Note 1)
                  First Amendment to Savings Investment Plan.

10(c)             Second, Third and Fourth Amendments to Savings Investment Plan.       (Note 4)

10(d)             Fifth, Sixth and Seventh Amendments to Savings Investment Plan.       (Note 8)

10(e)             Lease Agreement, dated July 1, 1981, between C.M. Thibodaux           (Note 1)
                  Company, Ltd. and AMF Tuboscope, Inc.

10(f)             Lease Agreement between Sam J. Siracusa, John Siracusa, Jr.,          (Note 1)
                  Elizabeth Ann Siracusa, Louis Anthony Siracusa, Philomena
                  Siracusa Archer, Catherine Agnes Siracusa, Maria Josette Siracusa,
                  Julie Ann Siracusa, the Succession of Joseph C. Siracusa and AMF
                  Tuboscope, Inc., as amended by letter agreement among the same parties, dated June 14, 1989.

10(g)             Agreement to Purchase, Sell and Sublease, dated June 9, 1980,         (Note 1)
                  between Alaska International Construction, Inc. and AMF
                  Tuboscope, Inc., as amended by letter agreement, dated June 12,
                  1980 between the same parties.

10(h)             Lease Agreement, dated June 10, 1977, between Batinorest and          (Note 1)
                  A.M.F. France.

10(i)             Supplementary Agreement Fixed Rental Scheme, dated May 19,            (Note 1)
                  1989, between Jurong Town Corporation and AMF Far East Pte.
                  Ltd.

10(j)             Lease, dated December 13, 1984, between Barclays Nominees             (Note 1)
                  (KWS) Limited and AMF International Limited, as amended by
                  Transfer of Whole Agreement, dated November 20, 1987, between
                  AMF International Limited and Tuboscope Limited.

10(k)             Description of Life Insurance Plan.                                   (Note 1)

10(l)             Amended and Restated Stock Option Plan for Key Employees of           (Note 5)
                  Tuboscope Vetco International Corporation.

10(m)             Form of Revised Incentive Stock Option Agreement.                     (Note 5)

10(n)             Form of Revised Non-Qualified Stock Option Agreement.                 (Note 5)

10(o)             Stock Option Plan for Non-Employee Directors of Tuboscope Vetco       (Note 6)
                  International Corporation.

10(p)             Amendment to Stock Option Plan for Non-Employee Directors of          (Note 6)
                  Tuboscope Vetco International Corporation.

10(q)             Form of Non-Qualified Stock Option Agreement.                         (Note 6)

10(r)             Employee Qualified Stock Purchase Plan.                               (Note 8)

10(s)             Purchase Agreement, dated as of July 20, 1990, by and among Oil       (Note 7)
                  and Gas Manufacturing Company, Inc., F.T. Glascock, Thomas C.
                  Glascock, J. David Glascock, Hutchison-Hayes International, Inc.,
                  John F. Joplin, William F. Joplin, Sound Optics Systems, Inc. dba
                  Sound Optical Systems, Inc. and Tuboscope Inc.

10(t)             Form of Employment Agreement, dated July 23, 1990, between            (Note 7)
                  Tuboscope Inc. and Thomas Glascock and William Glascock.

10(u)             Purchase Agreement, dated as of September 30, 1991, between the       (Note 3)
                  Company and BHI relating to the Vetco Services Acquisition.

10(v)             Amended and Restated Employment Agreement dated June 23,              (Note 8)
                  1993, between the Company, Tuboscope Vetco International Inc., and Martin R. Reid.

10(w)             Technology Transfer Agreement, dated as of October 29, 1991,          (Note 3)
                  between Tuboscope Inc. and BHI.

10(x)             Sublease, dated December 1, 1987, between McDermott                   (Note 3)
                  Incorporated and AMF Tuboscope, Inc. as amended by letter
                  agreement, dated November 10, 1989, between Tuboscope Inc. and
                  McDermott Incorporated.

10(y)             Letter agreement, dated March 5, 1990 amending the Agreement to       (Note 3)
                  Purchase, Sell and Sublease dated June 9, 1980 between AMF
                  Tuboscope Inc. and Alaska International Construction, Inc. as
                  amended June 12, 1980.

10(z)             Employment Agreement, between Vetco Inspection GmbH and               (Note 3)
                  Gerhard A. Hage.

10(aa)            Lease Agreement with respect to Celle, Germany facility.              (Note 3)

10(bb)            Building Agreement for Land at Jurong, dated May 5, 1983,             (Note 3)
                  between Jurong Town Corporation and Vetco International, Inc.

10(cc)            Lease Agreement, dated January 1, 1988, between Mohamed               (Note 3)
                  Alhajri Est. and Vetco Saudi Company.

10(dd)            Lease Agreement, dated November 26, 1989, between                     (Note 3)
                  Mohammed F. Al-Hajri Est. and Vetco Saudi Arabia Ltd.

10(ee)            Lease between J.G.B. Properties Limited and Vetco Inspection          (Note 3)
                  GmbH.

10(ff)            Eighth and Ninth Amendment to Savings Investment Plan.                (Note 9)

21                Subsidiaries                                                         Exhibit 21

23(a)             Consent of Ernst & Young                                             Exhibit 23

27                Financial Data                                                       Exhibit 27


-------------------
Note 1 Previously filed by the Registrant in Registration No. 33-31102 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 2 Previously filed by the Registrant in Registration No. 33-33248 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 3 Previously filed by the Registrant in File No. 33-43525 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 4 Previously filed by the Registrant in Registration No. 33-56182 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 5 Previously filed by the Registrant in Registration No. 33-72150 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 6 Previously filed by the Registrant in Registration No. 33-72072 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 7 Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 8 Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 9 Previously filed in the Quarterly Report on Form 10Q for the quarter ended June 30, 1994 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 10 Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 11 Previously filed in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.