Form 10-Q
period 1995-03-31
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1995-05-12
CIK 860097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       March 31, 1995
                                      ---------------------------

                                       OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________
     Commission file number   0-18312
                            --------------


                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 DELAWARE                                   76-0252850
- - ----------------------------------------            -----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

    2835 Holmes Road, Houston, Texas                          77051
- - ----------------------------------------            -----------------------
(Address of principal executive offices)                    (Zip Code)


                                (713) 799-5100
       -----------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               YES  X        NO
                   ----         ------

     The Registrant had 18,492,394 shares of common stock outstanding as of March 31, 1995.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                                     INDEX


                                                                        Page No.
                                                                       ---------
                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
             March 31, 1995 (unaudited) and December 31, 1994               2

         Unaudited Consolidated Statements of Income -
             For the Three Months Ended March 31, 1995 and 1994             3

         Unaudited Consolidated Statements of Cash Flows -
             For the Three Months Ended March 31, 1995 and 1994             4

         Notes to Unaudited Consolidated Financial Statements              5-6


Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition                         7-8


                          Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   9

Signature Page                                                             10

Exhibit Index                                                            11-14

Appendix A - Financial Data Schedule                                       15

                         PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                               MARCH 31,    DECEMBER 31,
                                                                                                  1995          1994
                                                                                               ----------   -------------
                                                                                               (UNAUDITED)
                                                                                                    (IN THOUSANDS)
A S S E T S
- - --------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents.................................................................    $ 10,176        $  8,531
  Accounts receivable, net..................................................................      46,229          51,068
  Inventory, net............................................................................      14,074          12,431
  Deferred federal income taxes.............................................................       2,701           2,701
  Prepaid expenses and other................................................................       7,198           6,263
                                                                                                --------        --------
     Total current assets...................................................................      80,378          80,994
                                                                                                --------        --------
Property and equipment:
  Land, buildings and leasehold improvements................................................      91,459          89,889
  Operating equipment.......................................................................     102,852          99,508
  Equipment leased to customers.............................................................       3,101           3,079
  Accumulated depreciation and amortization.................................................     (47,136)        (42,581)
                                                                                                --------        --------
     Net property and equipment.............................................................     150,276         149,895
Identified intangibles, net.................................................................      31,607          32,139
Goodwill, net...............................................................................      48,711          49,032
Other assets, net...........................................................................       5,062           4,967
                                                                                                --------        --------
     Total assets...........................................................................    $316,034        $317,027
                                                                                                ========        ========

L I A B I L I T I E S  A N D  E Q U I T Y
- - --------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable..........................................................................    $ 14,278        $ 15,010
  Accrued liabilities.......................................................................      19,563          19,766
  Federal and foreign income taxes payable..................................................       3,560           3,787
  Current portion of long-term debt and short-term borrowings...............................       6,441           6,505
                                                                                                --------        --------
     Total current liabilities..............................................................      43,842          45,068
Long-term debt..............................................................................     122,935         123,851
Pension liabilities.........................................................................      10,134           9,306
Deferred taxes payable......................................................................      13,046          13,534
Other liabilities...........................................................................       1,380           1,669
Commitments and contingencies...............................................................
                                                                                                --------        --------
     Total liabilities......................................................................     191,337         193,428
                                                                                                --------        --------
Redeemable Series A Convertible Preferred Stock, $.01 par value, 5,000,000
 shares authorized, 100,000 shares issued and outstanding...................................      10,175          10,175
                                                                                                --------        --------
Common stockholders' equity:
  Common stock, $.01 par value, 35,000,000 shares authorized, 18,492,394
   shares issued and outstanding (18,466,763 at December 31, 1994)..........................         185             184

   Paid-in capital..........................................................................     116,053         115,982
   Accumulated deficit......................................................................        (602)         (1,469)
   Cumulative translation adjustment........................................................      (1,114)         (1,273)
                                                                                                --------        --------
     Total common stockholders' equity......................................................     114,522         113,424
                                                                                                --------        --------
     Total liabilities and equity...........................................................    $316,034        $317,027
                                                                                                ========        ========




           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                        ------------------------------------
                                                              1995                1994
                                                        -----------------   ----------------

                                                             (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
Revenue:
   Sale of services..................................        $    41,457        $    42,181
   Sale of products..................................              1,245              2,574
   Rental income.....................................                984                776
                                                             -----------        -----------
                                                                  43,686             45,531
                                                             -----------        -----------
Costs and expenses:
   Cost of services sold.............................             31,814             32,693
   Cost of products sold.............................                788              1,424
   Goodwill amortization.............................                321                294
   Selling, administrative and general...............              5,197              5,488
   Research and engineering costs....................                905                884
                                                             -----------        -----------
                                                                  39,025             40,783
                                                             -----------        -----------
Operating profit.....................................              4,661              4,748
Other expense (income):
   Interest expense..................................              3,201              2,817
   Interest income...................................                (91)               (91)
   Foreign exchange..................................               (596)               (70)
   Other, net........................................                410                507
                                                             -----------        -----------
Income before income taxes...........................              1,737              1,585
Provision for income taxes...........................                695                475
                                                             -----------        -----------
Net income...........................................              1,042              1,110
Dividends applicable to redeemable preferred stock...                175                175
                                                             -----------        -----------
Net income applicable to common stock................        $       867        $       935
                                                             ===========        ===========
Earnings per common share:
   Income after deduction of preferred stock
     dividends.......................................               $.05               $.05
                                                             ===========        ===========
Weighted average number of common shares
   outstanding.......................................         18,504,265         18,423,583
                                                             ===========        ===========




           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                               1995        1994
                                                                             ---------   ---------
                                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net income..............................................................    $ 1,042    $  1,110

  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization......................................      3,701       3,814
       Compensation related to stock plan.................................         72          --
       Write-off of property and equipment................................         --         165
       Benefit for deferred income taxes..................................       (488)        (71)
       Changes in current assets and liabilities:
          Decrease in accounts receivable.................................      4,839       2,412
          Decrease (increase) in inventory................................     (1,643)      1,515
          Increase in prepaid expenses and other assets...................       (935)     (1,884)
          Decrease in accounts payable, accrued liabilities and other.....     (1,224)     (1,486)
          Decrease in federal and foreign income taxes payable............       (227)       (437)
                                                                              -------    --------
       Net cash provided by operating activities..........................      5,137       5,138
                                                                              -------    --------
Cash flow used for investing activities:
  Capital expenditures....................................................     (2,105)       (902)
  Other...................................................................       (232)     (1,062)
                                                                              -------    --------
       Net cash used for investing activities.............................     (2,337)     (1,964)
                                                                              -------    --------
Cash flows used for financing activities:
  Borrowings under financing agreements...................................         --      18,361
  Principal payments under financing agreements...........................       (980)    (19,586)
  Dividends paid on Redeemable Series A Convertible Preferred Stock.......       (175)       (175)
                                                                              -------    --------
       Net cash used for financing activities.............................     (1,155)     (1,400)
                                                                              -------    --------
Net increase in cash and cash equivalents.................................      1,645       1,774
Cash and cash equivalents:
  Beginning of period.....................................................      8,531       2,492
                                                                              -------    --------
  End of period...........................................................    $10,176    $  4,266
                                                                              =======    ========
Supplemental disclosure of cash flow information:
  Cash paid during the three month period for:
       Interest...........................................................    $ 1,481    $    817
                                                                              =======    ========
       Taxes..............................................................    $ 1,224    $  1,761
                                                                              =======    ========




           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                          AND AS OF DECEMBER 31, 1994

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

The financial statements included in this report should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1994 Form 10-K, filed under the Securities Exchange Act of 1934 (Commission File No. 0-18312).

2.   INVENTORY

At March 31, 1995 inventories consist of the following (in thousands):

Components, subassemblies, and expendable parts..............  $ 9,977
Equipment under production...................................    4,097
                                                               -------
                                                               $14,074
                                                               =======

3.   SENIOR CREDIT AGREEMENT

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

The available amount under the revolving credit facility is determined using the borrowing base, as defined, but not to exceed the maximum commitment of $35,000,000. The revolving credit agreement expires June 30, 1997. The term loan facility requires increasing quarterly installments. The initial payment of $500,000 was due and paid on September 30, 1994 and the final payment is due June 30, 2001.

The credit agreement provides for the borrowers to elect interest at a base rate or a Eurodollar rate, as defined. Interest on the base rate loans accrue at base rate to base rate plus 1.5%, based on a ratio of total funded debt to earnings before interest, taxes, extraordinary gains and losses, and depreciation and amortization. Interest on Eurodollar rate loans accrue at LIBOR plus 1.0% to LIBOR plus 2.5%, based on a ratio of total funded debt to earnings before interest, taxes, extraordinary gains and losses, and depreciation and amortization. Interest is payable on a quarterly basis. The credit agreement requires an interest rate cap agreement be maintained beginning no later than six months from the initial borrowing date for at least $15,000,000 of the term loans and to maintain such protection for a period of not less than three years. At March 31, 1995, the Company had purchased a $20,000,000, two year cap, and received a six month extension (through June 30, 1995) from the lenders regarding the purchase of additional protection for the third year.

An after-tax extraordinary loss of $764,000 was incurred in the second quarter of 1994 as a result of the early retirement of debt under the previous senior credit agreement and related write-off of unamortized debt fees.

4.   DIVIDEND RESTRICTIONS

TVI's bank credit agreement and the Notes restrict the ability of TVI to dividend or otherwise make distribution to the Company. The terms of the Company's Series A Convertible Preferred Stock restrict the ability of the Company to pay dividends on its Common Stock.

5.   SUMMARIZED FINANCIAL INFORMATION OF REGISTRANT (TVI)

The following is summarized balance sheet information for TVI as of March 31, 1995 and December 31, 1994 and summarized statements of income for the three months ended March 31, 1995 and 1994. Certain balances at December 31, 1994 have been reclassified to be consistent with the March 31, 1995 presentation (in thousands).


SUMMARIZED BALANCE SHEETS
                                     March 31,    December 31,
              ASSETS                    1995          1994
             -------                 ----------   -------------
Current assets....................     $ 80,412        $ 84,327
Noncurrent assets.................      228,913         224,198
                                       --------        --------
Total assets......................     $309,325        $308,525
                                       ========        ========

      LIABILITIES AND EQUITY
      ----------------------

Current liabilities...............     $ 41,848        $ 44,471
Noncurrent liabilities............      141,978         140,980
Stockholders' equity..............      125,499         123,074
                                       --------        --------
Total liabilities and equity......     $309,325        $308,525
                                       ========        ========

                                         Three Months Ended
SUMMARIZED STATEMENTS OF INCOME              March 31,
                                       ------------------------
                                         1995            1994
                                       --------        --------
Revenue...........................     $ 43,172        $ 44,889
                                       ========        ========
Operating profit..................     $  4,709        $  5,284
                                       ========        ========
Income before income taxes........     $  1,413        $  1,768
                                       ========        ========
Net income........................     $    904        $  1,238
                                       ========        ========

6.  FINANCIAL ADVISOR ENGAGEMENT

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
- - ---------------------

REVENUE. Revenue was approximately $43.7 million for the first quarter of 1995 compared to approximately $45.5 million for the first quarter of 1994, a decrease of $1.8 million or 4%.

Revenue from the Company's Oilfield Services, comprised of Inspection and Coating, was approximately $34.0 million for the first quarter of 1995, up slightly from $33.5 million for the same period in 1994. The increase in Oilfield Services was mainly related to a $1.9 million increase in International Inspection revenue as equipment sales related to the Algerian reclamation facility were completed in the first quarter of 1995, equipment sales were made to Russia in 1995, and oilfield inspection activity increased in Holland. There were no corresponding equipment sales to Algeria or Russia in the first quarter of 1994. In addition, North American Coating revenue increased $437,000 mainly due to greater revenue from the Company's Nisku, Canada Coating facility. North America Inspection revenue declined $367,000 due to lower inspection activity as the average U.S. rig count declined 7% in the first quarter of 1995 compared to 1994. International Coating revenue declined $1.3 million due to 1994 potable water linepipe projects in Singapore and Germany which were not repeated in 1995.

Pipeline Services revenue was $3.0 million for the first three months of 1995, a decrease of $688,000 compared to the $3.7 million earned during the three months ended March 31, 1994. Pipeline Services revenue declined mainly due to lower revenue in Saudi Arabia and Mexico. As indicated by the Pipeline Services backlog scheduled for the second quarter of 1995, the Company expects Pipeline Services revenue to be higher in the second quarter of 1995 than either the first quarter of 1995 or the second quarter of 1994.

Industrial Inspection revenue was $3.7 million for the first quarter of 1995, down $366,000 from 1994. The decrease was mainly the result of less work in Saudi Arabia. The Company was recently rewarded with the retention of its contract in Saudi Arabia for Industrial Inspection work.

Mill Systems and Sales revenue was $2.0 million for the first quarter 1995, down $890,000 from the $2.8 million reported in the first quarter of 1994. The 1995 results included approximately $1.0 million of revenue from the operations of NDT Systems which was purchased in the third quarter of 1994. The first quarter 1994 results included the sale of a $1.8 million mill inspection system to Indonesia. A $1.2 million mill unit shipment originally scheduled for late in the first quarter of 1995 was delayed until the second quarter.

Other revenue was approximately $1 million for the first quarter of 1995 compared to $1.3 million in 1994. The decrease was due mainly to lower U.S. line pipe coating revenue.

GROSS MARGIN AND GROSS PROFIT. Gross profit was approximately $10.8 million (24.6%) for the first quarter of 1995 compared to $11.1 million (24.4%) for the first quarter of 1994. The decrease was primarily due to the decrease in revenue for the quarter. Profit margins improved as gross margins (defined as revenue minus variable expense) were 45.9% for the first quarter of 1995 compared to 44.7% for the same period of 1994. The improvement in gross margin percentage was mainly due to better margins in 1995 North America Inspection operations due to continuing cost controls and the lower margin on the $1.8 million 1994 mill equipment sale.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs were $5.2 million for the first three months of 1995, a $291,000 decrease from 1994 results. The decrease was mainly the result of lower general and administrative costs associated with travel and insurance.

RESEARCH AND ENGINEERING COSTS. Research and engineering costs were $905,000 and $884,000 for the three months ended March 31, 1995 and 1994, respectively.

OPERATING PROFIT. Operating profit was $4.7 million for the first quarter of 1995 and 1994. The decrease in first quarter 1995 revenue was offset by improved profit margins and lower first quarter 1995 selling, general and administrative costs.

INTEREST EXPENSE. Interest expense was $3.2 million for the first quarter of 1995, up $384,000 from $2.8 million in 1994. The increase was the result of higher interest rates on the Company's variable rate loans and greater debt balances in the first quarter of 1995 compared to the first quarter of 1994.

OTHER EXPENSE (INCOME). Other expense (income) resulted in a net gain of $277,000 for the first quarter of 1995 compared to a net expense of $346,000 in 1994. Other expense (income) includes interest income, foreign exchange gains and losses, and other expenses. Foreign exchange gains were a net gain of $596,000 for 1995 compared to a net gain of $70,000 in 1994. The 1995 foreign exchange gain was mainly the result of the weaker U.S. dollar and gains on foreign subsidiaries which have U.S. dollar payables (accounts and notes).

PROVISION FOR INCOME TAXES. The Company's effective tax rate for the first quarter of 1995 was 40% compared to 30% in the first quarter of 1994. The 1995 higher effective tax rate was due to losses in certain foreign jurisdictions which the Company could not benefit on a consolidated basis.

NET INCOME. The first quarter 1995 net income was $1.0 million compared to $1.1 million in the first quarter of 1994 due to the factors discussed above.

FINANCIAL CONDITION AND LIQUIDITY
- - ---------------------------------

Working capital was approximately $36.5 million at March 31, 1995, an increase of $610,000 over the $35.9 million at December 31, 1994. The increase was mainly due to a $1.6 million increase in cash, a $1.6 million increase in inventory, a $935,000 increase in prepaid expenses, and a $732,000 decrease in accounts payable. The increase in cash is detailed in the consolidated statements of cash flows. The increase in inventory was mainly due to an increase in work-in-process as a Mill unit originally scheduled to be shipped in the first quarter of 1995 slipped into the second quarter. The increase in prepaid expenses was due to an increase in prepaid Pipeline costs related to work-in-process expected to be completed in the second quarter of 1995. The decrease in accounts payable was due mainly to a decline in U.S. trade payables. These increases in working capital accounts were significantly offset by a $4.8 million decline in accounts receivable as revenue for the first quarter of 1995 was 16% less than the fourth quarter of 1994.

Current and long-term debt was $129.4 million at March 31, 1995, a decrease of $980,000 from December 31, 1994. The $980,000 decrease was mainly due to payments on the Company's senior debt and payments on the debt related to the Company's Aberdeen facility. The Company's outstanding debt at March 31, 1995 consisted of $75 million of 10.75% Senior Subordinated Notes due 2003, $21.5 million of term loans due under the Company's Senior Credit Agreement, $20.0 million due under the Company's $35 million revolving credit facility, $6.1 million of notes payable related to the construction of the Aberdeen, Scotland coating and inspection facility, $2.5 million of notes payable related to the acquisition of Sound Optical Systems, Inc., $2.0 million of industrial revenue bonds, and $2.3 million of other outstanding debt.

The Company made capital expenditures of $2.1 million for the first three months of 1995, compared to $902,000 in the first three months of 1994. The Company's planned 1995 capital spending is expected to approximate $7 million.

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

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

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


                                         TUBOSCOPE VETCO
                                         INTERNATIONAL CORPORATION
                                         -------------------------
                                         (Registrant)



Date: May 12, 1995                       /s/ Ronald L. Koons
      -----------------------            -------------------------------------
                                         Ronald L. Koons
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Duly Authorized Officer,
                                         Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT NO.                                 DESCRIPTION                                PAGE NO.
- - ------------   -------------------------------------------------------------------    -----------
    3(a)       Restated Certificate of Incorporation, dated March 12, 1990.             (Note 7)

    3(b)       Amended and Restated Bylaws.                                             (Note 2)

    3(c)       Certificate of Designation of Series A Convertible Preferred             (Note 3)
               Stock, dated October 22, 1991.

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

EXHIBIT NO.                             DESCRIPTION                                    PAGE NO.
- - -----------    -----------------------------------------------------------------       --------
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

    10(m)      Form of Revised Incentive Stock Option Agreement.                        (Note 5)

    10(n)      Form of Revised Non-Qualified Stock Option Agreement.                    (Note 5)

    10(o)      Stock Option Plan for Non-Employee Directors of Tuboscope Vetco          (Note 6)
               International Corporation.

    10(p)      Amendment to Stock Option Plan for Non-Employee Directors of             (Note 6)
               Tuboscope Vetco International Corporation.

    10(q)      Form of Non-Qualified Stock Option Agreement.                            (Note 6)

EXHIBIT NO.                              DESCRIPTION                                   PAGE NO.
- - -----------    ---------------------------------------------------------------------   --------
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

    10(z)      Employment Agreement, between Vetco Inspection GmbH an                   (Note 3)
               Gerhard A. Hage.

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

    27         Financial Data                                                          Exhibit 27

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