Form 10-Q
period 1995-06-30
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1995-08-14
CIK 860097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
(Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       June 30, 1995
                                       -------------------------

                                       OR

       [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________  to _______________
       Commission file number    0-18312
                              --------------

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                  76-0252850
---------------------------------------           ------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification No.)

    2835 Holmes Road, Houston, Texas                       77051
 --------------------------------------            -----------------------
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
               YES     X        NO
                      ---          ---

     The Registrant had 18,517,394 shares of common stock outstanding as of June 30, 1995.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                                     INDEX


                                                                       Page No.
                                                                       --------
                  Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Consolidated Balance Sheets -
           June 30, 1995 (unaudited) and December 31, 1994                  2

         Unaudited Consolidated Statements of Income -
           For the Three and Six Months Ended June 30, 1995 and 1994        3

         Unaudited Consolidated Statements of Cash Flows -
           For the Six Months Ended June 30, 1995 and 1994                  4

         Notes to Unaudited Consolidated Financial Statements             5-6

Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                          7-9


                  Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 4.  Submission of Matters to a vote of Security Holders               10

Item 6.  Exhibits and Reports on Form 8-K                                  10

Signature Page                                                             11

Exhibit Index                                                           12-15

Appendix A - Financial Data Schedule                                       16

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30,     DECEMBER 31,
                                                                                                  1995           1994
                                                                                               -----------   -------------
                                                                                               (UNAUDITED)
                                                                                                     (IN THOUSANDS)
                                           A S S E T S
                                           -----------
Current assets:
  Cash and cash equivalents.................................................................     $  7,788        $  8,531
  Accounts receivable, net..................................................................       49,746          51,068
  Inventory, net............................................................................       13,815          12,431
  Deferred federal income taxes.............................................................        2,701           2,701
  Prepaid expenses and other................................................................        7,513           6,263
                                                                                                 --------        --------
     Total current assets...................................................................       81,563          80,994
                                                                                                 --------        --------
Property and equipment:
  Land, buildings and leasehold improvements................................................       92,815          89,889
  Operating equipment.......................................................................      103,090          99,508
  Equipment leased to customers.............................................................        3,097           3,079
  Accumulated depreciation and amortization.................................................      (49,753)        (42,581)
                                                                                                 --------        --------
     Net property and equipment.............................................................      149,249         149,895
Identified intangibles, net.................................................................       31,077          32,139
Goodwill, net...............................................................................       48,381          49,032
Other assets, net...........................................................................        4,698           4,967
                                                                                                 --------        --------
     Total assets...........................................................................      314,968        $317,027
                                                                                                 ========        ========

                             L I A B I L I T I E S  A N D  E Q U I T Y
                             ------------------------------------------
Current liabilities:
  Accounts payable..........................................................................       13,402        $ 15,010
  Accrued liabilities.......................................................................       17,898          19,766
  Federal and foreign income taxes payable..................................................        3,867           3,787
  Current portion of long-term debt and short-term borrowings...............................        6,435           6,505
                                                                                                 --------        --------
     Total current liabilities..............................................................       41,602          45,068
Long-term debt..............................................................................      121,920         123,851
Pension liabilities.........................................................................       10,333           9,306
Deferred taxes payable......................................................................       13,011          13,534
Other liabilities...........................................................................        1,604           1,669
Commitments and contingencies...............................................................
                                                                                                 --------        --------
     Total liabilities......................................................................      188,470         193,428
                                                                                                 --------        --------
Redeemable Series A Convertible Preferred Stock, $.01 par value, 5,000,000
 shares authorized, 100,000 shares issued and outstanding...................................       10,175          10,175
                                                                                                 --------        --------
Common stockholders' equity:
  Common stock, $.01 par value, 35,000,000 shares authorized, 18,517,394
   shares issued and outstanding (18,466,763 at December 31, 1994)..........................          185             184

   Paid-in capital..........................................................................      116,213         115,982
   Retained earnings (Accumulated deficit)..................................................        1,095          (1,469)
   Cumulative translation adjustment........................................................       (1,170)         (1,273)
                                                                                                 --------        --------
     Total common stockholders' equity......................................................      116,323         113,424
                                                                                                 --------        --------
     Total liabilities and equity...........................................................      314,968        $317,027
                                                                                                 ========        ========

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                        1995           1994           1995           1994
                                                                    ------------   ------------   ------------   ------------
                                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenue:
   Sale of services............................................     $    42,600    $    41,903    $    83,070    $    84,084
   Sale of products............................................           2,204          2,554          4,436          5,128
   Rental income...............................................             848            782          1,832          1,558
                                                                    -----------    -----------    -----------    -----------
                                                                         45,652         45,239         89,338         90,770
                                                                    -----------    -----------    -----------    -----------
Costs and expenses:
   Cost of services sold.......................................          32,017         31,462         63,324         64,155
   Cost of products sold.......................................           1,496          1,383          2,791          2,807
   Goodwill amortization.......................................             330            300            651            594
   Selling, general and administrative.........................           5,140          5,658         10,337         11,146
   Research and engineering costs..............................             885            669          1,790          1,553
                                                                    -----------    -----------    -----------    -----------
                                                                         39,868         39,472         78,893         80,255
                                                                    -----------    -----------    -----------    -----------
Operating profit...............................................           5,784          5,767         10,445         10,515
Other expense (income):
   Interest expense............................................           3,166          3,006          6,367          5,823
   Interest income.............................................             (56)           (73)          (104)          (164)
   Foreign exchange............................................            (349)            54           (945)           (16)
   Other, net..................................................             (97)           413            270            920
                                                                    -----------    -----------    -----------    -----------
Income before income taxes and extraordinary item..............           3,120          2,367          4,857          3,952
Provision for income taxes.....................................           1,248            876          1,943          1,351
                                                                    -----------    -----------    -----------    -----------
Net income before extraordinary item...........................           1,872          1,491          2,914          2,601
Extraordinary item related to early retirement of
  debt, net of income tax benefit of $411,000 in 1994..........              --           (764)            --           (764)
                                                                    -----------    -----------    -----------    -----------
Net income.....................................................           1,872            727          2,914          1,837
Dividends applicable to redeemable preferred stock.............             175            175            350            350
                                                                    -----------    -----------    -----------    -----------
Net income applicable to common stock..........................     $     1,697    $       552    $     2,564    $     1,487
                                                                    ===========    ===========    ===========    ===========
Earnings per common share:
  Income before extraordinary item and after deduction
   of preferred stock dividends................................           $0.09          $0.07          $0.14          $0.12

  Extraordinary item...........................................              --          (0.04)            --          (0.04)
                                                                    -----------    -----------    -----------    -----------
  Net income...................................................           $0.09          $0.03          $0.14          $0.08
                                                                    ===========    ===========   ============    ===========
Weighted average number of common shares outstanding...........      18,521,966     18,436,025     18,513,116     18,429,804
                                                                    ===========    ===========   ============    ===========

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                   1995       1994
                                                                                 --------   ---------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Net income..................................................................   $ 2,914    $  1,837
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization............................................     7,650       7,306
     Provision (recovery) for losses on accounts receivable...................      (119)         68
     Benefit for deferred income taxes........................................      (523)       (605)
     Employee savings plan expense funded by issuance of Common stock.........       231          75
     Write-off of unamortized debt fees.......................................        --       1,176
     Changes in current assets and liabilities, net of effects of acquired companies:
         Decrease in accounts receivable......................................     1,441       1,068
         Decrease (increase) in inventory.....................................    (1,384)        102
         Increase in prepaid expenses and other assets........................    (1,288)     (1,940)
         Decrease in accounts payable, and accrued liabilities................    (3,476)     (4,183)
         Increase (decrease) in federal and foreign income taxes payable......        80        (950)
                                                                                 -------    --------
     Net cash provided by operating activities................................     5,526       3,954
                                                                                 -------    --------
Cash flows used in investing activities:
  Capital expenditures........................................................    (3,837)     (1,574)
  Net assets of acquired companies, net of cash acquired......................        --        (185)
  Other liability payments....................................................        --        (517)
  Other.......................................................................       177      (1,703)
                                                                                 -------    --------
     Net cash used in investing activities....................................    (3,660)     (3,979)
                                                                                 -------    --------
Cash flows provided by financing activities:
  Borrowings under financing agreements.......................................       502      69,477
  Principal payments under financing agreements...............................    (2,503)    (66,394)
  Foreign currency options....................................................      (258)         --
  Dividends paid on Redeemable Series A Convertible Preferred Stock...........      (350)       (350)
                                                                                 -------    --------
     Net cash provided by (used in) financing activities......................    (2,609)      2,733
                                                                                 -------    --------
Net increase (decrease) in cash and cash equivalents..........................      (743)      2,708
Cash and cash equivalents:
  Beginning of period.........................................................     8,531       2,492
                                                                                 -------    --------
  End of period...............................................................   $ 7,788    $  5,200
                                                                                 =======    ========
Supplemental disclosure of cash flow information:
  Cash paid during the six month period for:
     Interest, net............................................................   $ 6,798    $  5,798
                                                                                 =======    ========
     Taxes....................................................................   $ 1,973    $  2,316
                                                                                 =======    ========


           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                          AND AS OF DECEMBER 31, 1994

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

2.  INVENTORY
      At June 30, 1995 inventories consist of the following (in thousands):

      Components, subassemblies, and expendable parts............   $10,507
      Equipment under production.................................     3,308
                                                                    -------
                                                                    $13,815
                                                                    =======

3.  DIVIDEND RESTRICTIONS
      Tuboscope Vetco International Inc.'s (TVI's) Senior Bank Credit Agreement and $75 million 10.75% Senior Subordinated Notes due April 15, 2003 restrict the ability of TVI to dividend or otherwise make distributions to the Company. The terms of the Company's Series A Convertible Preferred Stock restrict the ability of the Company to pay dividends on its Common Stock.

4.  SUMMARIZED FINANCIAL INFORMATION OF REGISTRANT (TVI)
      The following is summarized balance sheet information for TVI as of June 30, 1995 and December 31, 1994 and summarized statements of income for the six months ended June, 1995 and 1994. Certain balances at December 31, 1994 have been reclassified to be consistent with the June 30, 1995 presentation (in thousands).

        SUMMARIZED BALANCE SHEETS

                                            June 30,   December 31,
                                              1995         1994
                                            --------   ------------
            ASSETS
            ------

Current assets.................             $ 93,562       $ 84,327
Noncurrent assets..............              213,569        224,198
                                            --------       --------
  Total assets.................             $307,131       $308,525
                                            ========       ========

    LIABILITIES AND EQUITY
    ----------------------

Current liabilities............             $ 40,558       $ 44,471
Noncurrent liabilities.........              139,998        140,980
Stockholders' equity...........              126,575        123,074
                                            --------       --------
  Total liabilities and equity.             $307,131       $308,525
                                            ========       ========


                                                                               Six Months Ended
                                                                                   June 30,
                                                                            ---------------------
                                                                            1995             1994
                                                                            ----             ----
SUMMARIZED STATEMENTS OF INCOME

Revenue.............................................................        $88,207       $89,148
                                                                            =======       =======
Operating profit....................................................        $10,303       $10,835
                                                                            =======       =======
Income before income taxes..........................................        $ 4,454       $ 4,155
                                                                            =======       =======
Net income..........................................................        $ 2,931       $ 1,969
                                                                            =======       =======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
---------------------

REVENUE. Revenue was approximately $45.7 million and $89.3 million for the second quarter and first six months of 1995, respectively, compared to $45.2 million and $90.8 million in the same periods of 1994.

Revenue from the Company's Oilfield Services, comprised of Inspection and Coating, was approximately $34.3 million and $68.4 million for the second quarter and six months ending June 30, 1995. These results represented approximately 1% increases of $490,000 and $1.0 million compared to the second quarter and first six months of 1994, respectively. Inspection revenue was up $196,000 in the second quarter of 1995 compared to 1994. Second quarter 1994 Inspection results included $2.1 million in Algerian equipment sales with no corresponding sales in the second quarter of 1995. North America Inspection revenue was up $416,000 due to increased activity at the Company's Houston facility and improved Canadian operations as a result of an alliance with a major oil and gas company. Excluding the Algerian equipment sales in 1994, International Inspection revenue was up $1.9 million mainly due to an increase in inspection activity throughout continental Europe, particularly in the Netherlands. International rig activity increased as the international rig count was up 3%. North America Coating revenue was down $758,000 (or 10%), which was reflective of an 8% drop in the North American rig count and a decline in Coating prices. International Coating revenue was up $979,000 (or 25%) due to increased volume in Europe which resulted from increased drilling activity by customers and high revenue for services on non-oilfield goods.

Pipeline Services revenue was $4.0 million and $7.1 million for the second quarter and first six months of 1995. While greater than the first quarter 1995 results of $3.0 million, the second quarter and first half of 1995 was less than 1994 revenue by $504,000 and $1.2 million, for the same periods, respectively. The decline was due to lower prices for conventional pipeline inspection services in the U.S. and project delays in Canada and Saudi Arabia. Although price pressure on conventional pipeline services is expected to continue in the second half of 1995, revenue is expected to be greater than the first half based on the current backlog of orders and the rescheduling of inspection work by customers from the first half of 1995 to the second half. In addition, the Company's new TruRes/TM/ "High Resolution" pipeline tools are expected to improve the overall pricing of Pipeline Services revenue as new tools are introduced into the market toward the end of 1995.

Industrial Inspection revenue was $3.3 million and $7.0 million for the second quarter and first six months of 1995, down $1.0 million and $1.4 million from the same periods in 1994, respectively. The decline was due mainly to less work in Saudi Arabia.

Mill Systems and Sales revenue was $3.0 million and $5.0 million for the quarter and six months ending June 30, 1995, respectively, increases of $1.8 million and $886,000 compared to the same periods of 1994. The increase in second quarter results was due to revenue earned by NDT Systems (which was acquired in October of 1994) and Mill equipment sales in the U.S.

Other revenue was $961,000 and $1.9 million for the second quarter and first six months of 1995, decreases of $346,000 and $740,000 compared to the same periods of 1994, respectively. The decline was due to lower tank inspection revenue in the Chicago market and some non-profitable services which have been discontinued.

GROSS MARGIN AND GROSS PROFIT. Gross profit was approximately $11.8 million (25.9%) and $22.6 million (25.3%) for the second quarter and first half of 1995, respectively, compared to $12.1 million (26.7%) and $23.2 million (25.6%) for the second quarter and first half of 1994, respectively. The primary reason for the decline was lower revenue and profit margins in Pipeline Services. Gross margins (defined as revenue minus variable expenses) were 45.7% for the second quarter of 1995 down from 46.7% in the second quarter of 1994. The gross margin percent decline was also due to lower Pipeline Services revenue and profit margins. Profit margins declined in Pipeline Services as a result of a decline in conventional tool pricing, lower personnel utilization due to project delays and TruRes/TM/ start-up costs.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs were $5.1 million and $10.3 million in the second quarter and first half of 1995 down $518,000 and $807,000 from the same periods in 1994, respectively. The decrease was mainly due to lower international overhead costs. The first half 1995 selling, general, and administrative costs were equal with the second half of 1994 as the restructuring plan implemented in 1993 and the first half of 1994 began to have a full impact during the third quarter of 1994.

RESEARCH AND ENGINEERING COSTS. Research and engineering costs were $885,000 and $1.8 million for the second quarter and first half of 1995, increases of $216,000 and $237,000 over the same periods in 1994, respectively. The increase was mainly due to costs associated with Truscope/TM/, the Company's new high-speed ultrasonic inspection system.

OPERATING PROFIT. Operating profit was $5.8 and $10.4 million for the second quarter and first six months of 1995, respectively, compared to $5.8 million and $10.5 million for the same periods of 1994, as lower profit margins from Pipeline Services were offset by lower selling, general, and administrative costs.

INTEREST EXPENSE. Interest expense was $3.2 million and $6.4 million in the three and six months ended June 30, 1995, increases of $160,000 and $544,000 compared to the same periods of 1994, respectively. The increase was due mainly to higher interest rates on the Company's variable rate loans.

OTHER EXPENSE (INCOME). Other expense (income), which includes interest income, foreign exchange, and other expense (net), resulted in a net gain of $502,000 for the second quarter of 1995 compared to a net loss of $394,000 in the second quarter of 1994. Foreign exchange gains of $349,000 for the second quarter of 1995 were mainly the result of the weaker U.S. dollar and gains on foreign subsidiaries which have U.S. dollar payables (accounts and notes). Other expense (net) was a gain of $43,000 for the second quarter of 1995 compared to a loss of $413,000 in 1994. The 1995 second quarter results included a net gain of $1.7 million from an arbitration award related to the Company's acquisition of Vetco Services in 1991 and the accrual of $1.0 million of legal and other nonoperating costs associated with the Company's Italian affiliate.

The $1.7 million net gain from the arbitration award was the result of a dispute between the Company and Baker Hughes Incorporated (BHI) over representations and warranties from BHI which were included in the purchase and sale agreement for substantially all the foreign operations of Baker Hughes Tubular Services, Inc. (Vetco Services) in October 1991.

The $1.0 million accrual for the Italian affiliate was established as a result of preliminary findings from an audit performed by the Company's external auditors in the second quarter of 1995. The audit was performed due to certain allegations relating to the former general manager of the Italian operation, who resigned prior to the commencement of the audit. The final audit report is expected to include findings which may result in the Italian affiliate being liable for taxes and other costs associated with a third party vendor. The accrual established also includes legal and accounting costs expected to be incurred as a result of the preliminary findings. The approximate annual revenue from the Italian operation is less than $2.5 million and net assets approximate $6.5 million.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for the second quarter of 1995 was 40% compared to 37% in the second quarter of 1994. The 1995 higher effective tax rate was due to losses in certain foreign jurisdictions which the Company could not benefit on a consolidated basis.

EXTRAORDINARY ITEM, NET OF INCOME TAX EFFECT. On June 30, 1994, refinancing of TVI's senior secured term loan and revolving credit facility was completed. The refinancing and related early retirement of existing senior debt resulted in an extraordinary after-tax charge of $764,000 associated with the write-off of unamortized debt fees in the second quarter of 1994.

NET INCOME. The second quarter 1995 net income was $1.9 million compared to $727,000 in the second quarter of 1994 due to the factors discussed above.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Working capital was approximately $40.0 million at June 30, 1995, an increase of $4.1 million from $35.9 million at December 31, 1994. The increase in working capital was mainly due to a $1.4 million increase in inventory, a $1.2 million increase in prepaid expenses, a $1.6 million decrease in accounts payable, and a $2.0 million decrease in accrued liabilities. The increase in inventory was mainly due to a large volume of TK99 coating powder purchased at a large discount, and an increase in Mill inventory. The increase in prepaid expenses was due to insurance payments in the second quarter of 1995 (the Company's main insurance policies are renewed in the second quarter of each year). The decrease in accounts payable was due to a decline in U.S. trade payables. The decrease in accrued liabilities was due to restructuring payments made in the first half of 1995 and employee bonus payments which were accrued in 1994.
These increases in working capital accounts were offset by a $1.3 million decline in accounts receivable as revenue for the second quarter of 1995 was 12% less than the fourth quarter of 1994.

Current and long-term debt was $128.3 million at June 30, 1995, a decrease of $1.1 million from December 31, 1994. The $1.1 million decrease was mainly due to payments on the Company's senior debt and payments on the debt related to the Company's Aberdeen facility. The Company's outstanding debt at June 30, 1995 consisted of $75 million of 10.75% Senior Subordinated Notes due 2003, $21 million of term loans due under the Company's Senior Credit Agreement, $20.0 million due under the Company's $35 million revolving credit facility, $5.8 million of notes payable related to the construction of the Aberdeen, Scotland coating and inspection facility, $2.5 million of notes payable related to the acquisition of Sound Optical Systems, Inc., $2.0 million of industrial revenue bonds, and $2.0 million of other outstanding debt.

The Company made capital expenditures of $3.8 million for the first six months of 1995, compared to $1.6 million in the first six months of 1994. Capital spending for the first half of 1995 was mainly related to Wellchek/TM/ units in Europe, Truscope/TM/ (rotary ultrasonic inspection system) and TruRes/TM/ ("high resolution" pipeline tools). The Company's planned 1995 capital spending is expected to approximate $7 million.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company received a favorable arbitration award in its dispute with BHI resulting in a $1.7 million net gain. The arbitration was the result of a dispute between the Company and BHI over representations and warranties from BHI which were included in the purchase and sale agreement for substantially all the foreign operations of Vetco Services.

         The Company has reached an agreement in the Artic Pipe Inspection, Inc. vs Tuboscope Vetco International Inc. litigation whereby the case will be dismissed with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held June 8, 1995 for the following purposes:

         i)    To elect a Board of nine (9) directors; and
         ii) To approve an amendment to the amended and restated Stock Option Plan for Key Employees and Directors of Tuboscope Vetco International Corporation, providing for an increase in the number of shares of the Company's Common Stock reserved for issuance thereunder from 1,399,000 shares to 1,799,000; and


         iii) To ratify the selection of Ernst & Young LLP as the Company's independent auditors; and
         iv) To transact such other business as may properly come before the meeting.

         1.    Election of Directors

         Name                               For       Withheld
         ----                            ----------   --------

         Jerome R. Baier                 16,511,617    138,019
         Martin G. Hubbard               16,511,617    138,019
         William V. Larkin, Jr.          16,511,617    138,019
         Eric L. Mattson                 16,511,617    138,019
         Timothy M. Pennington, III      16,511,617    138,019
         Martin R. Reid                  16,511,617    138,019
         Patrick T. Seaver               16,511,617    138,019
         James J. Shelton                16,511,617    138,019
         Frederick J. Warren             16,511,617    138,019

         2. Proposal to amend the amended and restated Stock Option Plan for Key Employees and Directors of Tuboscope Vetco International Corporation, increasing the number of shares of the Company's Common Stock reserved for issuance from 1,399,000 shares to 1,799,000:

                  For           Against    Abstain
                  ---          ---------   -------
               14,872,143      1,590,099    73,369

         3. Ratification of the selection of Ernst & Young as the Company's independent auditors:


                  For          Against   Abstain
                  ---          -------   -------
               16,581,354       47,612    20,670

Item 6.  Exhibits and reports of Form 8-K

         (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 12.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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


                                            TUBOSCOPE VETCO
                                            INTERNATIONAL CORPORATION
                                            -------------------------
                                            (Registrant)



Date: August 14, 1995                       /s/ Ronald L. Koons
      -----------------------               ----------------------------------
                                            Ronald L. Koons
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Treasurer (Duly Authorized Officer,
                                            Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION                                NOTE NO.
-----------                                 ------------                               --------
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

EXHIBIT NO.                                 DESCRIPTION                                NOTE NO.
-----------                                 ------------                               --------
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

10(m)            Form of Revised Incentive Stock Option Agreement.                      (Note 5)

10(n)            Form of Revised Non-Qualified Stock Option Agreement.                  (Note 5)

10(o)            Stock Option Plan for Non-Employee Directors of Tuboscope Vetco        (Note 6)
                 International Corporation.

10(p)            Amendment to Stock Option Plan for Non-Employee Directors of           (Note 6)
                 Tuboscope Vetco International Corporation.

10(q)            Form of Non-Qualified Stock Option Agreement.                          (Note 6)


EXHIBIT NO.                                 DESCRIPTION                                NOTE NO.
-----------                                 ------------                               --------
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