Form 10-Q
period 1995-09-30
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1995-11-14
CIK 860097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q
(Mark One)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       September 30, 1995
                                    ------------------------------------------

                                      OR


      [ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from _____________ to _____________
      Commission file number          0-18312
                            --------------------------

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                               76-0252850
---------------------------                             ------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

  2835 Holmes Road, Houston, Texas                                77051
--------------------------------------                   -----------------------
(Address of principal executive offices)                        (Zip Code)

                                (713) 799-5100
  --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
  ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 YES     X        NO_____________
                    ----------

      The Registrant had 18,546,075 shares of common stock outstanding as of September 30, 1995.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                                     INDEX


                                                                    Page No.
                                                                   ---------
                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Consolidated Balance Sheets -
             September 30, 1995 (unaudited) and December 31, 1994      2

         Unaudited Consolidated Statements of Income -
             For the Three and Nine Months Ended September 30,
              1995 and 1994                                            3

         Unaudited Consolidated Statements of Cash Flows -
             For the Nine Months Ended September 30, 1995 and 1994     4

         Notes to Unaudited Consolidated Financial Statements         5-6

Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition                    7-9


                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                              10

Signature Page                                                         11

Exhibit Index                                                        12-15

Appendix A - Financial Data Schedule                                   16

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS



                                                                                           SEPTEMBER 30,   DECEMBER 31,

                                                                                                1995           1994
                                                                                             ---------      ----------
                                                                                             (UNAUDITED)
                                                                                                   (IN THOUSANDS)
                                   A S S E T S
                                   -----------

Current assets:

  Cash and cash equivalents.............................................................        $  8,367       $  8,531
  Accounts receivable, net..............................................................          46,821         51,068
  Inventory, net........................................................................          12,952         12,431
  Deferred federal income taxes.........................................................           2,701          2,701
  Prepaid expenses and other............................................................           8,897          6,263
                                                                                                --------       --------

      Total current assets..............................................................          79,738         80,994
                                                                                                --------       --------
Property and equipment:
  Land, buildings and leasehold improvements............................................          90,623         89,889
  Operating equipment...................................................................         104,920         99,508
  Equipment leased to customers.........................................................           3,239          3,079
  Accumulated depreciation and amortization.............................................         (50,978)       (42,581)
                                                                                                --------       --------

      Net property and equipment........................................................         147,804        149,895
Identified intangibles, net.............................................................          30,543         32,139
Goodwill, net...........................................................................          48,075         49,032
Other assets, net.......................................................................           5,513          4,967
                                                                                                --------       --------
      Total assets......................................................................        $311,673       $317,027
                                                                                                ========       ========
                                   L I A B I L I T I E S  A N D  E Q U I T Y
                                   -----------------------------------------
Current liabilities:
  Accounts payable.......................................................................       $ 11,427       $ 15,010
  Accrued liabilities....................................................................         18,759         19,766
  Federal and foreign income taxes payable...............................................          3,612          3,787
  Current portion of long-term debt and short-term borrowings............................          3,918          6,505
                                                                                                --------       --------
      Total current liabilities..........................................................         37,716         45,068
Long-term debt...........................................................................        120,969        123,851
Pension liabilities......................................................................         10,012          9,306
Deferred taxes payable...................................................................         14,191         13,534
Other liabilities........................................................................          1,607          1,669
Commitments and contingencies

      Total liabilities..................................................................        184,495        193,428
                                                                                                --------       --------
Redeemable Series A Convertible Preferred Stock, $.01 par value, 5,000,000
 shares authorized, 100,000 shares issued and outstanding................................         10,175         10,175
                                                                                                --------       --------
Common stockholders' equity:
  Common stock, $.01 par value, 35,000,000 shares authorized, 18,546,075
   shares issued and outstanding (18,466,763 at December 31, 1994).......................            185            184

   Paid-in capital.......................................................................        116,329        115,982
   Retained earnings (Accumulated deficit)...............................................          2,922         (1,469)
   Cumulative translation adjustment.....................................................         (2,433)        (1,273)
                                                                                                --------       --------
      Total common stockholders' equity..................................................        117,003        113,424
                                                                                                --------       --------
      Total liabilities and equity.......................................................       $311,673       $317,027
                                                                                                ========       ========



           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                                         1995          1994                 1995          1994
                                                                         ----          ----                 ----          ----
                                                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenue:
     Sale of services ..........................................       $44,172         $44,506            $127,242        $128,590
     Sale of products...........................................         1,911           4,085               6,347           9,213
     Rental income..............................................           984             862               2,816           2,420
                                                                       -------         -------            --------        --------
                                                                        47,067          49,453             136,405         140,223
                                                                       -------         -------            --------        --------
Costs and expenses:
     Cost of services sold......................................        32,889          33,389              96,213          97,544
     Cost of products sold......................................           591           2,307               3,382           5,114
     Goodwill amortization......................................           330             300                 981             894
     Selling, general, and administrative.......................         5,376           5,318              15,713          16,464
     Research and engineering costs.............................           869             682               2,659           2,235
                                                                       -------         -------            --------        --------
                                                                        40,055          41,996             118,948         122,251
                                                                       -------         -------            --------        --------
Operating profit................................................         7,012           7,457              17,457          17,972

Other expense (income):
     Interest expense...........................................         3,007           3,169               9,374           8,992
     Interest income............................................           (22)            (37)               (126)           (201)
     Foreign exchange...........................................           184             130                (761)            114
     Other, net.................................................           224             472                 494           1,392
                                                                       -------         -------            --------        --------
Income before income taxes and extraordinary item...............         3,619           3,723               8,476           7,675
Provision for income taxes......................................         1,617           1,489               3,560           2,840
                                                                       -------         -------            --------        --------
Net income before extraordinary item............................         2,002           2,234               4,916           4,835
Extraordinary item related to early retirement of
     debt, net of income tax benefit of $411,000 in 1994........            --              --                  --            (764)
                                                                       -------         -------            --------        --------
Net income......................................................         2,002           2,234               4,916           4,071
Dividends applicable to redeemable preferred stock..............           175             175                 525             525
                                                                       -------         -------            --------        --------
Net income applicable to common stock...........................       $ 1,827         $ 2,059            $  4,391        $  3,546
                                                                       =======         =======            ========        ========
Earnings per common share:
     Income before extraordinary item and after
          deduction of preferred stock dividends................         $0.10           $0.11               $0.24           $0.23
     Extraordinary item.........................................            --              --                  --           (0.04)
                                                                       -------         -------            --------        --------
     Net income.................................................         $0.10           $0.11               $0.24           $0.19
                                                                       =======         =======            ========        ========
Weighted average number of common shares outstanding............    18,540,994      18,449,385          18,531,481      18,436,331
                                                                    ==========      ==========          ==========      ==========

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               NINE MONTHS ENDED

                                                                                  SEPTEMBER 30,
                                                                               1995         1994
                                                                            ---------     ---------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
   Net income.............................................................    $4,916      $  4,071
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.......................................    11,580        10,670
       Provision (recoveries) for losses on accounts receivable...........      (137)           63
       Provision for deferred income taxes................................       657           790
       Employee savings plan expense funded by issuance of Common stock...       191           137
       Write-off of unamortized debt fees.................................        --         1,176
       Changes in assets and liabilities, net of effects of
         acquired companies:
           Decrease in accounts receivable................................     4,384         2,448
           Decrease (increase) in inventory...............................      (521)          341
           Increase in prepaid expenses and other assets..................    (2,728)       (1,683)
           Decrease in accounts payable and accrued liabilities...........    (4,590)       (7,935)
           Decrease in federal and foreign income taxes payable...........      (175)         (338)
           Increase (decrease) in other non current liabilities...........        85        (1,465)
                                                                             -------       -------
       Net cash provided by operating activities..........................    13,662         8,275
                                                                             -------       -------
Cash flows used in investing activities:
   Capital expenditures...................................................    (4,727)       (4,299)
   Net assets of acquired companies, net of cash acquired.................    (2,500)         (182)
   Other..................................................................      (504)         (118)
                                                                             -------       -------
       Net cash used in investing activities..............................    (7,731)       (4,599)
                                                                             -------       -------
Cash flows provided by financing activities:
   Borrowings under financing agreements..................................       500        65,554
   Principal payments under financing agreements..........................    (5,969)      (64,098)
   Fees associated with Senior Credit Agreement...........................        --        (1,387)
   Foreign currency options...............................................      (258)           --
   Proceeds from sale of Common stock.....................................       157            --
   Dividends paid on Redeemable Series A Convertible Preferred Stock......      (525)         (525)
                                                                             -------       -------
    Net cash used in financing activities.................................    (6,095)         (456)
                                                                             -------       -------
Net increase (decrease) in cash and cash equivalents......................      (164)        3,220
Cash and cash equivalents:
   Beginning of period....................................................     8,531         2,492
                                                                             -------       -------
  End of period...........................................................   $ 8,367       $ 5,712
                                                                             =======       =======
Supplemental disclosure of cash flow information:
Cash paid during the nine month period for:
     Interest.............................................................   $ 7,576       $ 6,469
                                                                             =======       =======
     Taxes................................................................   $ 2,580       $ 3,191
                                                                             =======       =======



           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                          AND AS OF DECEMBER 31, 1994

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

2.  NET INVENTORY

     At September 30, 1995 net inventories consist of the following (in thousands):
     Components, subassemblies, and expendable parts..........  $ 10,971
     Equipment under production...............................     1,981
                                                                 -------
                                                                $ 12,952
                                                                ========

3.  DIVIDEND RESTRICTIONS

      Tuboscope Vetco International Inc.'s (TVI's) Senior Bank Credit Agreement and 10.75% $75 million Senior Subordinated Notes restrict the ability of TVI to dividend or otherwise make distributions to the Company. The terms of the Company's Series A Convertible Preferred Stock restrict the ability of the Company to pay dividends on its Common Stock.

4.  SUMMARIZED FINANCIAL INFORMATION OF REGISTRANT (TVI)

      The following is summarized balance sheet information for TVI as of September 30, 1995 and December 31, 1994 and summarized statements of income for the nine months ended September, 1995 and 1994. Certain balances at December 31, 1994 have been reclassified to be consistent with the September 30, 1995 presentation (in thousands).


SUMMARIZED BALANCE SHEETS

                                                  September 30,   December 31,
                             ASSETS                   1995            1994
                             ------                   ----            ----

Current assets....................................   $ 92,820        $ 84,327
Noncurrent assets.................................    212,666         224,198
                                                     --------        --------
 Total assets....................................    $305,486        $308,525
                                                     ========        ========

                         LIABILITIES AND EQUITY
                         ----------------------

Current liabilities...............................   $ 35,998        $ 44,471
Noncurrent liabilities............................    142,119         140,980
Stockholders' equity..............................    127,369         123,074
                                                     --------        --------
 Total liabilities and equity......................  $305,486        $308,525
                                                     ========        ========

                                                         Nine Months Ended
                                                            September 30,
                                                          ----------------
SUMMARIZED STATEMENTS OF INCOME                         1995            1994
                                                        ----            ----
Revenue..........................................   $134,801        $137,855
                                                    ========        ========
Operating profit.................................   $ 17,315        $ 18,525
                                                    ========        ========
Income before income taxes.......................   $  8,610        $  8,055
                                                    ========        ========
Net income.......................................   $  4,972        $  4,451
                                                    ========        ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
---------------------

REVENUE. Revenue was approximately $47.1 million and $136.4 million for the third quarter and first nine months of 1995, respectively, compared to $49.5 million and $140.2 million in the same periods of 1994.

Revenue from the Company's Oilfield Services, comprised of Inspection and Coating, was approximately $34.5 million and $102.9 million for the third quarter and nine months ending September 30, 1995, respectively. These results represented decreases of 5% ($1.9 million) and 1% ($937,000) compared to the third quarter and first nine months of 1994, respectively. Inspection revenue was down $1.7 million in the third quarter of 1995 compared to 1994 as prior year third quarter results included $4.0 million in Algerian equipment sales which were not repeated in 1995. North American inspection revenue was up $123,000 despite a 9% decline in the North America rig count. The increase in North America inspection revenue was due to increased activity at the Company's Houston facility and improved Canadian operations as a result of an alliance with a major oil and gas company. Excluding the 1994 Algerian equipment sales, International Inspection revenue was up $2.1 million as the International rig count increased 6%. International inspection revenue was also up due to greater revenue in South America related primarily to the September 1995 acquisition of Argentina inspection operations from the Company's former agent in that country. North America Coating revenue was up $169,000 and International Coating revenue declined $352,000 during the third quarter of 1995 compared to the third quarter of 1994. North America Coating was up due to greater revenue at the Company's Midland, Texas Coating plant. International Coating revenue declined due to slower activity in the Far East as rig activity in that region declined 12% in the third quarter of 1995 compared to 1994.

Pipeline Services revenue was $5.5 million and $12.6 million for the third quarter and first nine months of 1995 respectively, an increase of $91,000 over the third quarter of 1994 and $1.1 million less than the first nine months of 1994. The decline for the first nine months of 1995 occurred during the first half of the year and was primarily due to lower prices for conventional pipeline inspection services in the U.S. and project delays in Canada and Saudi Arabia. Pipeline Services revenue for the third quarter of 1995 was $1.5 million greater than the second quarter of 1995. While price pressures on conventional pipeline services have continued in the U.S. during the third quarter of 1995, greater U.S. volume has offset the decline in prices. The Company's new TruRes/TM/ "High Resolution" pipeline tools are expected to improve the overall pricing of Pipeline Services revenue as new tools are introduced into the market towards the end of 1995 and the beginning of 1996.

Industrial Inspection revenue was $3.3 million and $10.4 million for the third quarter and first nine months of 1995, respectively, down $1.2 million and $2.5 million from the same periods in 1994, respectively. The decline was due mainly to less work in Saudi Arabia and Germany. The decline in Saudi Arabia was a result of a decline in activity for a major customer in that country while the decline in Germany was due to industrial inspection work at nucleur power plants in 1994 which was not repeated in 1995.

Mill Systems and Sales revenue was $3.1 million and $7.8 million for the quarter and nine months ending September 30, 1995, respectively, increases of $2.1 million and $2.7 million compared to the same periods of 1994, respectively.
The increase in third quarter results was due to revenue earned by NDT Systems (which was acquired in October 1994) and international Mill equipment sales in September 1995.

Other revenue was $863,000 and $2.8 million for the third quarter and first nine months of 1995, respectively, decreases of $1.2 million and $2.0 million compared to the same periods of 1994, respectively. The decline was due to the discontinued environmental operations and lower tank inspection revenue in the Chicago market.

GROSS MARGIN AND GROSS PROFIT. Gross profit was approximately $13.3 million (28.2%) and $35.8 million (26.3%) for the third quarter and first nine months of 1995, respectively, compared to $13.5 million (27.2%) and $36.7 million (26.2%) for the third quarter and first nine months of 1994, respectively. The primary reason for the decline in gross profit dollars was lower revenue, and the
increase in gross profit percent was due to improved product line mix.   Gross
margins (defined as revenue minus variable expenses) were 48.2% for the third quarter of 1995, up from 45.0% from the third quarter of 1994. The gross margin percent improved due to a better product line mix as revenue and profits were up in the Company's higher profit margin areas such as Mill Systems and Sales and Pipeline Services. Pipeline Services gross margin percents increased from 35.6% in the second quarter of 1995 to 52.5% in the third quarter of 1995 due to the impact of higher volume on personnel utilization and tighter cost controls on parts and supplies.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs were $5.4 million and $15.7 million in the third quarter and first nine months of 1995, up $58,000 from the third quarter of 1994 and down $751,000 from the first nine months of 1994. The increase in the third quarter of 1995 was mainly due to overhead costs associated with the NDT operations which were acquired in October of 1994. The decrease between the two nine month periods was mainly due to lower international overhead costs during the first half of 1995. Selling, general and administrative costs were similar in the third quarter of 1994 and 1995 due to both periods reflecting the full impact of the restructuring plan implemented in the third quarter of 1993.

RESEARCH AND ENGINEERING COSTS. Research and engineering costs were $869,000 and $2.7 million for the third quarter and first nine months of 1995, increases of $187,000 and $424,000 over the same periods in 1994, respectively. The increase was mainly due to costs associated with Truscope/TM/, the Company's new high-speed ultrasonic inspection system and, research and engineering costs associated with the NDT operations.

OPERATING PROFIT. Operating profit was $7.0 million and $17.5 million for the third quarter and first nine months of 1995, respectively, compared to $7.5 million and $18.0 million for the same periods in 1994, as lower revenue was primarily offset by higher gross margin percents due to a positive product line mix and lower selling, general and administrative costs.

INTEREST EXPENSE. Interest expense was $3.0 million and $9.4 million in the three and nine months ended September 30, 1995, a decrease of $162,000 compared to the third quarter of 1994 and an increase of $382,000 compared to the first nine months of 1994. The third quarter decrease was a result of lower outstanding debt balances in the third quarter of 1995 compared to 1994. The increase for the nine month periods was due to higher interest rates on variable rate loans in 1995 than in 1994.

OTHER EXPENSE (INCOME). Other expense (income), which includes interest income, foreign exchange, other expense (net), resulted in net expense of $386,000 for the third quarter of 1995 compared to $565,000 in the third quarter of 1994.
The decline was due mainly to lower minority interest expense.

Other expense was a net gain of $393,000 for the first nine months of 1995 compared to a net loss of $1.3 million in the same period of 1994. Results for the first nine months of 1995 included a $1.7 million net gain from an arbitration award and a $1.0 million expense accrual for an Italian affiliate.
Both of these items occurred in the second quarter of 1995.   While the
investigation of the Italian affiliate is ongoing, management currently believes that any additional costs will be covered by the established reserve. In addition, foreign exchange gains of $761,000 were recognized in the first nine months of 1995 compared to foreign exchange losses of $114,000 for the same period of 1994. The 1995 foreign exchange gains were mainly the result of the weaker U.S. dollar (during the first half of 1995) and gains on foreign subsidiaries which have U.S. dollar payables (accounts and notes).

PROVISION FOR INCOME TAXES. The Company's effective tax for the third quarter of 1995 was approximately 45% compared to 40% in the third quarter of 1994. The 1995 higher effective tax rate was due to losses in certain foreign jurisdictions which the Company could not benefit from on a consolidated basis, and foreign withholding taxes in certain taxing jurisdictions where credits are not allowed.

EXTRAORDINARY ITEM, NET OF INCOME TAX EFFECT. On June 30, 1994, refinancing of TVI's senior secured term loan and revolving credit facility was completed. The refinancing and related early retirement of existing senior debt resulted in an extraordinary after-tax charge of $764,000 associated with the write-off of unamortized debt fees in the second quarter of 1994.

NET INCOME. Net income for the third quarter and first nine months of 1995 was $2.0 million and $4.9 million, respectively, compared to $2.2 million and $4.1 million in the third quarter and first nine months of 1994, respectively, due to the factors discussed above.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Working capital was approximately $42.0 million at September 30, 1995, an increase of $6.1 million from $35.9 million at December 31, 1994. The increase in working capital was mainly due to a $2.6 million increase in prepaid expenses, a $3.6 million decrease in accounts payable, a $1.0 million decrease in accrued liabilities, and a $2.6 million decrease in the current portion of long-term debt.

The increase in prepaid expenses was due to insurance payments in the second quarter of 1995 (the Company's main insurance policies are renewed in the second
quarter of each year) and lease prepayments.   The $3.6 million decrease in
accounts payable was due to a decline in U.S. trade payables and lower outstanding overdraft balances. Accrued liabilities were down due to restructuring payments made in the first nine months of 1995 and employee bonus payments which were accrued in 1994. The decrease in the current portion of long-term debt was due to the retirement of notes payable which originated with the acquisition of Sound Optical Systems, Inc. (SOS) in July 1990. The increases in working capital accounts were offset by a $4.2 million decline in accounts receivable as revenue for the third quarter of 1995 was 9% less than the fourth quarter of 1994.

Current and long-term debt was $124.9 million at September 30, 1995, a decrease of $5.5 million from December 31, 1994. The decrease was mainly due to payments on the Company's Senior debt, payments on the debt related to the Company's Aberdeen facility, and the retirement of the SOS debt. The Company's outstanding debt at September 30, 1995 consisted of TVI's $75 million of 10.75% Senior Subordinated Notes due 2003, $20.5 million of term loans due under TVI's Senior Credit Agreement, $20.0 million due under TVI's $35 million revolving credit facility, $5.5 million of notes payable related to the construction of the Aberdeen, Scotland coating and inspection facility, $2.0 million of industrial revenue bonds, and $1.9 million of other outstanding debt.

The Company made capital expenditures of $4.7 million for the first nine months of 1995, compared to $4.3 million in the first nine months of 1994. Capital spending for the first nine months of 1995 was mainly related to the expansion of the Amelia, Louisiana inspection facility and construction of Truscope/TM/ (rotary ultrasonic inspection system). The Company's planned 1995 capital spending is expected to approximate $7 million.

OTHER. The Senior Credit Agreement and the Indenture governing the Subordinated Notes contain various covenants that limit the ability of the Company, TVI, and certain subsidiaries to, among other things, pay dividends, purchase capital stock, incur additional indebtedness, dispose of assets and transact with affiliates. TVI is also required to maintain, on a consolidated basis, certain minimum financial ratios, as set forth in the agreements. In addition to the covenants and financial ratios mentioned above, the credit agreement contains certain events of default. Management believes it is in compliance with all covenants in the Senior Credit Agreement and Indenture.

ADOPTION OF STATEMENT NO. 121.  In March 1995, the Financial
Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 established "accounting standards for the impairment of the long-lived assets, certain identified intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of." The new statement requires the value of long-lived assets, certain identified intangibles, and goodwill to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The initial indication in determining whether an asset has been impaired is if expected future undiscounted cash flows of assets, grouped at the lowest level for which there are identifiable cash flows, is less than the carrying value of those assets. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company's existing policy is to evaluate the realizability of long-term assets on an aggregate basis based on undiscounted cash flows. Management is currently in the process of accumulating cash flow information (both historic and future estimates) at the lowest asset grouping levels for which there are identifiable cash flows. These levels would be represented by separate product line operations at individual operating divisions. The Company's adoption of SFAS No. 121 could result in material impairment losses if the undiscounted cash flow of individual groups of assets evaluated is less than their net book carrying value.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and reports of Form 8-K

          (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 12.

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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

                                              TUBOSCOPE VETCO
                                              INTERNATIONAL CORPORATION
                                              -------------------------
                                               (Registrant)



Date:    November 14, 1995                    /s/ Ronald L. Koons
      ------------------------                --------------------------
                                              Ronald L. Koons
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Duly Authorized Officer,
                                              Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION                                 NOTE NO.
-----------                                 -----------                                 --------
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

EXHIBIT NO.                            DESCRIPTION                                       NOTE NO.
-----------                            -----------                                       --------
    4(j)         Secured Credit Agreement, dated June 30, 1994, between Tuboscope        (Note 9)
                 Vetco International Inc., CTI Inspection Services Inc., Tuboscope
                 Vetco Capital Corp, Tuboscope Vetco International Corporation and
                 ABN AMRO Bank, N.V., as Agent.

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

   10(m)         Form of Revised Incentive Stock Option Agreement.                       (Note 5)

   10(n)         Form of Revised Non-Qualified Stock Option Agreement.                   (Note 5)

   10(o)         Stock Option Plan for Non-Employee Directors of Tuboscope Vetco         (Note 6)
                 International Corporation.

   10(p)         Amendment to Stock Option Plan for Non-Employee Directors of            (Note 6)
                 Tuboscope Vetco International Corporation.

   10(q)         Form of Non-Qualified Stock Option Agreement.                           (Note 6)

EXHIBIT NO.                            DESCRIPTION                                       NOTE NO.
-----------                            -----------                                       --------
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

   10(t)         Form of Employment Agreement, dated July 23, 1990, between              (Note 7)
                 Tuboscope Inc. and Thomas Glascock and William Glascock.

   10(u)         Purchase Agreement, dated as of September 30, 1991, between the         (Note 3)
                 Company and BHI relating to the Vetco Services Acquisition.

   10(v)         Amended and Restated Employment Agreement dated June 23, 1993,          (Note 8)
                 between the Company, Tuboscope Vetco International Inc., and
                 Martin R. Reid.

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

   10(z)         Employment Agreement, between Vetco Inspection GmbH and                 (Note 3)
                 Gerhard A. Hage.

  10(aa)         Lease Agreement with respect to Celle, Germany facility.                (Note 3)

  10(bb)         Building Agreement for Land at Jurong, dated May 5, 1983,               (Note 3)
                 between Jurong Town Corporation and Vetco International, Inc.

  10(cc)         Lease Agreement, dated January 1, 1988, between Mohamed Alhajri         (Note 3)
                 Est. and Vetco Saudi Company.

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

___________________

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