Form 10-K
period 1995-12-31
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1996-03-21
CIK 860097

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -----------------------------

                                   FORM 10-K

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from________________to___________________



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

                         Common stock, $.01 par value

                               (Title of Class)

                             --------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]         No  [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1996 was $162,400,656 based on the closing sales price of such stock on such date.

[_] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The number of shares outstanding of the registrant's common stock, as of March 5, 1996 was 18,560,075

                        -------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant's Proxy Statement for its 1996 Annual Meeting are incorporated by this reference into Part III as set forth herein.

================================================================================

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

     In 1993 the Company added to its North American oilfield services with the acquisition of the inspection assets of D. J. Inspection Services Inc. (DJ) and furthered its industrial inspection capacity with the acquisition of CTI. In October 1994, the Company purchased the manufacturing and inspection assets of NDT Systems, Inc., Bandarena Enterprises Limited, NDT Eagle Ltd. and Tubular Ultrasound Ltd. (NDT). The Company increased its direct operations in South America through first the purchase in 1994 of its partner Paiven's interest in a Venezuela operation, and then again in the fourth quarter of 1995, with the acquisition of the operations of its former agent in Argentina.

     The principal executive offices of the Company are located at 2835 Holmes Road, Houston, Texas, 77051, telephone (713) 799-5100.


GENERAL

     The Company is primarily engaged in the inspection and coating of oil country tubular goods (drill pipe, line pipe, casing and tubing) and the in-place inspection of oil and gas pipelines. Demand for the Company's inspection services is based, in part, on the relatively low cost of such services compared to the potential cost to a customer of the failure of a tubular or pipeline segment. As a result of the Vetco Services acquisition, the Company is the largest provider of these inspection and coating services in the world. Approximately 50% of the Company's revenue for the year ended December 31, 1995 was derived from international (outside the United States and Canada) sales.

     See Note 13 of Notes to Consolidated Financial Statements of the Company for financial information relating to foreign and domestic operations and export sales.

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

     Revenue from the Company's Oilfield Services (including equipment sales) provided approximately 76%, 72%, and 71% of the Company's revenue during the years ended December 31, 1995, 1994 and 1993, respectively.

Pipeline Services

     Pipeline Services provides in-place inspection services for oil and gas pipelines to identify defects in the pipelines without removing or dismantling the pipelines or disrupting the product flow. This service gives customers a convenient and cost effective method of identifying defects in pipelines and enables them to remedy such defects. The Company inspects pipelines by launching a Linalog(R) tool into the pipeline. Propelled by the product flow, the Linalog(R) tool uses electromagnetics to record the severity and location of internal and external pitting-type corrosion as well as defects in the pipeline, providing a basis for evaluation and repair by the customer. Once the test is complete, the Linalog(R) tool is returned to the Company, refurbished and used for future pipeline inspections.

     Revenue from the Company's Pipeline Services (including equipment sales) represented approximately 10%, 11% and 11% of the Company's revenue for the years ended December 31, 1995, 1994 and 1993, respectively.

     Management believes that there are growth opportunities for the Company's Pipeline Services due to the aging of the worldwide pipeline network and new pipeline construction. U.S. regulatory inspection requirements and an extensive pipeline infrastructure in Eastern Europe are additional industry factors that are expected to contribute to the growth of the Company's Pipeline Services. Additionally, management believes that the Linalog(R) Plus technology and the Company's TruRes/TM/ inspection technology will provide additional markets and growth opportunities. The Linalog(R) Plus service is a computer enhanced method for presenting the inspection report produced by the Company's traditional Linalog(R) technology. The TruRes/TM/ technology is present in the Company's line of high resolution tools which utilize advanced computer technology and other advancements within the body of the inspection tool.

Industrial Inspection Services

     As a result of the Vetco Services acquisition in October 1991, and the CTI Inspection Services Inc. (CTI) acquisition in April 1993, the Company provides industrial inspection and monitoring services for the construction, operation and maintenance of major projects in energy-related industries. Inspection techniques include the X-raying of pipeline girth welds, electromagnetic inspection of storage-tank floors and ultrasonic or eddy current inspection of refinery equipment. Monitoring services include various quality assurance and control and supervision services. Most of these services are provided during fabrication, installation and maintenance of energy-related facilities. The primary customers are power plants undergoing construction or maintenance, chemical and petrochemical plants, pipeline construction companies and pipeline owners. Revenue from Industrial Inspection Services accounted for approximately 7%, 9%, and 12% of the Company's revenue for the years ended December 31, 1995, 1994 and 1993, respectively.

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

     Revenue from the Company's Mill System and Sales represented approximately 5%, 4%, and 5% of the Company's revenue for the years ended December 31, 1995, 1994 and 1993, respectively. Revenue for Mill Systems and Sales may fluctuate significantly from year to year due to the timing of negotiating large domestic and export sales contracts, arranging financing, and manufacturing equipment.

   The Company historically has refrained from selling pipeline and oilfield services inspection equipment to customers in areas where it provides inspection services. Since January 1, 1986, the Company has sold approximately $35.8 million of pipeline and oilfield services inspection equipment and approximately $12 million of mill inspection equipment in markets where it generally does not provide inspection services, principally the former Soviet Union
and China.   During the fourth quarter of 1995, the Company signed  an
approximately $5.7 million contract to provide coating equipment and start-up assistance in the CIS. Management believes that opportunities exist for additional equipment sales to former Eastern Bloc countries and to customers in other markets where the Company historically has not provided inspection services. However, there can be no assurance that any such sales will be made by the Company. Additionally, the NDT acquisition has enhanced the Company's range of products.

SEASONAL NATURE OF THE COMPANY'S BUSINESS

     Historically, the level of the Company's business in North American Oilfield Services and U.S. Pipeline Services has followed seasonal trends, which are described below. However, the historical trends in Oilfield Services can be subject to significant changes resulting from fluctuations in oil prices and changes in domestic rig count. The Company's International Oilfield Services (excluding Canada), Mill Systems and Sales, and Industrial Inspection Services have no particular seasonal trend. The timing of mill equipment sales is not easily predictable and, accordingly, revenue tends to fluctuate from quarter to quarter.

     The Company's Oilfield Services business in the United States tends to realize lower activity levels during the first quarter of the calendar year due to the typical delay in the approval of drilling budgets and weather restrictions. The Company's Oilfield Services business in Canada typically realizes a strong first quarter of the calendar year as operators take advantage of the winter freeze to help gain access to drilling and production areas, and then declines during the second quarter of the calendar year due to weather conditions which result in road bans that curtail drilling activity. Oilfield services activity in both the United States and Canada typically increases during the third quarter of the calendar year and then peaks in the fourth quarter of the calendar year as operators authorize the spending of remaining drilling and/or production capital budgets for the year.

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

CUSTOMERS AND DISTRIBUTION NETWORK

     The Company markets its products and services primarily to oil and gas companies and manufacturers of oil country tubular goods, principally through its 63 employee sales organization. In addition, the Company sells its Oilfield services to numerous tubular supply stores, which incorporate these products and services as part of their packaged sales to end-users. The Company's international oilfield inspection services were historically marketed in large part through licensees. These licenses generally ranged in duration from three to five years and were for the most part renewable, unless termination notices were given by either party. In 1990, the Company commenced operating directly in selected foreign markets rather than marketing its services through licensees. With the acquisition of Vetco Services in 1991, which markets its services directly or through joint ventures, and with the Company's recent expansion in Latin America, the Company primarily has direct operations in the international marketplace.

     Of approximately 1,151 North American accounts served by Oilfield Services, the 20 largest accounts comprised approximately 46% of total North American sales attributable to Oilfield Services for the year ended December 31, 1995. During the year ended December 31, 1995, the top 15 customers for Pipeline Services represented approximately 53% of total revenue attributable to Pipeline Services and the largest 10 accounts for Mill Systems and Sales represented approximately 56% of total revenue attributable to Mill Systems and Sales. No single customer accounted for as much as 10% of the Company's total revenue in 1995.

     See Note 13 of Notes to Company's Consolidated Financial Statements contained herein for financial information relating to foreign and domestic operations and export sales.

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

     The Company's ultrasonic inspection capabilities were significantly enhanced with the July 1990 acquisition of SOS, one of the technological leaders of ultrasonic inspection services for oil country tubular goods. The equipment used in the Company's ultrasonic inspection systems (U-Tron(R), SOS Ultrasonic Inspection Unit and Vetcoscan(R)) is designed to inspect heavywall or non-magnetic tubing, casing and line pipe for manufacturing defects, where the effectiveness of electromagnetic inspection is limited. As part of the Company's NDT acquisition, it acquired the NDT/TM/ Eagle ultrasonic technology which it utilizes in its Scotland facility. The Company's ultrasonic capabilities were further increased with the introduction of its Endsonic(R) technology for ultrasonic end area inspection in 1994.

     As part of the Vetco Services acquisition, the Company acquired BHI's interests in substantially all of the foreign and domestic trademarks and patents and other proprietary technology used in the Vetco Services business (other than Vetcoscan(R)). These technologies include Vetcolog(R), PipeImage/TM/ and Vetcoscope(R) electromagnetic inspection systems and the end area inspection system and all of the liquid and powder coating technology. In addition, the Company obtained certain rights to use the Vetcoscan(R) ultrasonic inspection technology outside the United States. In connection with such acquisition, BHI's domestic coating and inspection business retained the right to use such technology in the United States. ICO, Inc. acquired the domestic inspection and coating business of BHI in September 1992. The Company introduced its WellChek(R) technology in 1993 which inspects pipe on the rig floor as it is "tripped" from the well.

    As part of the Company's tubular coating services, the Company develops, manufactures and applies its tubular coatings, known as Tube-Kote(R) coatings, to new and used tubulars. Tube-Kote(R) coatings are manufactured by and for the Company using a variety of resins, including phenolic, epoxy or urethane, each selected for its suitability under certain corrosive conditions and then formulated to enhance performance. Some coatings are applied in combination, such as a phenolic base with an epoxy top coat, and then cured into a single coating to develop the properties of both plastics. Every coating is tested and evaluated in field conditions before being released for customer use. Tube-Kote(R) coatings are developed and manufactured either at the Company's Houston, Texas facility or are manufactured in North America or Europe through agreements with local manufacturers. The Company's TK(R) - tubing insert is a cost effective solution for corrosive down hole environments.

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

     The Company's major competitors in Pipeline Services are Vetco Pipeline Services, Inc., a U.S. subsidiary of Rauma Repola; British Gas plc; Ipel Kopp (Pipetronix), a subsidiary of A.G. Preussay Anlagensau; and H. Rosen Engineering GmbH. Management believes the major competitive factors for Pipeline Services are product performance and technology, quality of service and price. The market for the Company's Industrial Inspection Services is highly fragmented and comprised of many competitors with price being the major competitive factor.
The Company's main competitor in Mill Systems and Sales is Institut Dr. Forster GmbH & Company KG. Product performance, quality of service and price are the competitive factors in this area.

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

     Pursuant to an agreement executed as part of the acquisition of TVI in 1988, Minstar has agreed, subject to certain limitations concerning the time for submitting claims and the amount of losses to be covered as described below, to indemnify the Company with respect to all losses, liabilities, damages and expenses incurred in connection with, arising out of or resulting from the production, use, generation, emission, storage, treatment, transportation, disposal or other handling or disposition or migration of any kind of any toxic or hazardous wastes at any time prior to the closing of the 1988 acquisition date. Claims for indemnification were required to be made before May 13, 1992. Minstar is obligated to indemnify the Company for the first $1 million of losses incurred by the Company and fifty percent of losses in excess of $2 million.
The Company is solely responsible for the second $1 million of losses incurred and fifty percent of losses in excess of $2 million. The Company has claims for indemnification from Minstar aggregating $1 million. Therefore, the Company would then be responsible for the next $1 million of losses. Amounts for any losses in excess of $2 million aggregate amount are to be shared equally by Minstar and the Company until the indemnity obligation terminates. See "Business--Legal Proceedings" for a description of the indemnity to be provided by Minstar with respect to actions, suits, litigation, proceedings or governmental investigations which may also apply to certain environmental matters.

EMPLOYEES

     As of December 31, 1995, the Company employed 2,155 full-time employees worldwide, of whom 1,077 were employed in North America. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES

     The following is a description of the Company's major facilities:


                                                                                                  SIZE
            Location                                   DESCRIPTION                           (SQUARE FEET)        OWNED/LEASED
            --------                                   -----------                           -------------        ------------
DOMESTIC:
Amelia, Louisiana                  Coating Plant                                         85,000 on 8 Acres       Building Owned*
Bakersfield, California            Reclamation Facility                                  7,200 on 6 Acres        Owned
Casper, Wyoming                    Inspection Facility                                   91,720 on 29 Acres      Owned
Oklahoma City, Oklahoma            Inspection Facility                                   6,000 on 5 Acres        Owned
Edmond, Oklahoma                   Coating Plant                                         40,000 on 19 Acres      Owned
Harvey, Louisiana                  Coating Plant and Inspection Facility                 53,000 on 7 Acres       Owned
Houston, Texas                     Holmes Road Complex: Manufacturing, Warehouse         300,000 on 50 Acres     Owned
                                   and Corporate Offices, Coating Manufacturing
                                   Plant, Pipeline Services, Manufacturing and
                                   Log Operations
                                   Engineering/Technical Research Center                 76,000 on 6 Acres       Owned
                                   Coating Plant                                         83,000 on 43 Acres      Owned
                                   Sheldon Road Complex: Region Administration           137,000 on 94 Acres     Land Owned **
                                   Offices and Pipe Inspection and Storage Facilities                            Building Leased
                                   SOS Inspection Facility                               32,000 on 31 Acres      Owned
Midland, Texas                     Coating Plant, Reclamation Facility and Technical     87,000 on 25 Acres      Owned
                                   Service Building
Midland, Texas                     Manufacturing Facility                                65,120 on 10 acres      Leased
Odessa, Texas                      Pipe Storage Yard and Ancillery Service Facility      12,000 on 23.20 Acres   See below
Morgan City, Louisiana             Inspection Facility and Division Office               42,400 on 3 Acres       Building Owned*
North Slope (Deadhorse), Alaska    Inspection, Repair and Service Center                                18,400   Building Owned*
Kenai, Alaska                      Inspection Facility                                   9,100 on 21 Acres       Leased
INTERNATIONAL:
Edmonton (Nisku), Canada           Coating Plant and Inspection Facility; Pipeline       114,000 on 40 Acres     Owned
                                   Services, Maintenance and Log Operations
Argentina:
Plaza Huincul,                     Reclamation and                                       2.3 acres               Leased
Neuquen State                      inspection facilities                                 * Warehouse 2000 Sq.
                                                                                         feet (200m/2/)
Comodoro Rivadavia,                Reclamation and                                       1.1 acres               Leased
Chubut State                       inspection facilities                                 *warehouse 5,000 Sq.
                                                                                         *offices 2,300 Sq.
                                                                                         feet (230 m/2/)
Venezuela:
Anaco                              Inspection Facility                                   2.5 Acres               Leased
                                                                                         600 Sq.  feet office
Maricabo                           Inspection Facility                                   1 Acre                  Leased
                                                                                         450 Sq.  feet office
Columbia:
Yopal                              Inspection Facility                                   .25 Acre                Leased
                                                                                         200 Sq.  feet office
Berlaimont, France                 Coating Plant                                         44,000 on 16 Acres      Owned
Singapore                          Coating Plant                                         50,644 on 8 Acres       Building Owned*
Singapore                          Inspection Facility                                   19,429 on 3 Acres       Building Owned*
Bordon, England                    Pipeline Services, Maintenance and Log Operations                    12,000   Building Owned*
Aberdeen, Scotland                 Inspection Facility & Coating Plant                   64,982 on 10 Acres      Owned
Celle, Germany                     Inspection Facility and Vetco Services' Headquarters  43,560 on 12 Acres      Building Owned*
Gladbeck, Germany                  Coating Plant                                         25,635 on 4 Acres       Owned
Veenoord,Netherlands               Reclamation and Repair Facility                       53,361 on 2 Acres       Leased
A1 Khobar, Saudi Arabia            Reclamation, Inspection Facility and Office Space     28,341 on 8 Acres       Leased

-----------------------------
*  Building owned subject to a ground lease.
** Land leased to building owner under a 99 year lease.

  The Company owns undeveloped acreage next to several of its facilities, including over 100 acres of undeveloped property located in Houston, Texas. Machinery, equipment, buildings, and other facilities owned and leased are considered by management to be adequately maintained and adequate for the Company's operations. Substantially all of the owned U.S. major facilities (including real property) are subject to liens in favor of banks to secure senior indebtedness, except for the SOS Inspection Facility which is subject to liens in favor of the former owners of such property. In addition, the Aberdeen, Scotland facility is subject to a lien associated with the financing of that facility. See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company" and Note 7 of Notes to the Company's Consolidated Financial Statements incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in numerous legal proceedings which arise in the ordinary course of its business. A description of certain of these proceedings follows. The Company is unable to predict the outcome of these proceedings; however, for the reasons set forth below, management believes that none of these legal proceedings will have a material adverse effect on the results of operations or financial condition of the Company. Notwithstanding the foregoing, there can be no absolute assurance that the indemnity from Minstar discussed below or the Company's insurance coverage will be sufficient to protect the Company from incurring substantial liability as a result of these proceedings.

      The Company has been party to two lawsuits that allege wrongful death or injury of former employees resulting from exposure to silica and silica dust
during employment with the Company, both of which have been settled.   These
settlements have been made on the Company's behalf by the Company's and Minstar's insurance carriers without financial loss to the Company. The Company is aware of the possibility that suits may be brought against it by other former employees alleging exposure to silica and silica dust during their employment with the Company. These suits may involve claims for wrongful death under a theory of gross negligence and claims for punitive damages, the amounts of which could be substantial but cannot be predicted. Additionally, the Company has been sued for two other claims arising out of allegations of exposure to asbestos, benzene and certain other substances alleged to have been used primarily during its processes in the 1960 and 1970. The Company believes that, based upon insurance and indemnification from Minstar, any such potential claims, if asserted, would not have a material adverse effect on the Company's results of operations or financial condition.

     Pursuant to an agreement executed in connection with the acquisition of TVI in 1988, Minstar agreed, subject to certain limitations, to hold the Company harmless from and against any and all losses, liabilities, damages, deficiencies and expenses (in excess of $1.5 million in the aggregate) arising out of product and/or general liability claims arising out of occurrences on or prior to the closing of the acquisition. In addition, Minstar agreed, subject to certain limitations, to hold the Company harmless from any and all losses, liabilities and damages, deficiencies and expenses related to any action, suit, litigation, proceeding or governmental investigation existing or pending on or prior to the closing of the acquisition. There is, however, a dispute with Minstar concerning whether the indemnification referenced in the first sentence of this paragraph is applicable only if the claim is the type that would be covered by a product or general liability insurance policy. The Company firmly maintains that all suits or claims are the responsibility of Minstar when the event giving rise to liability occurred prior to the closing of the acquisition. No assurance can be given, however, that Minstar will not contest responsibility for future suits, including those filed under theories of gross negligence. Management believes that Minstar is responsible for indemnifying it with respect to all of the aforementioned lawsuits subject in certain instances to the $1.5 million basket. In addition, while management believes certain liability arising from certain of the above described suits will be covered by insurance, such suits may be subject to a reservation of rights and the coverage could be contested by the carriers providing such insurance.

     The Company is a defendant in litigation that arose out of the rupture of Texas Eastern's natural gas pipeline in Edison, New Jersey, in March of 1994. The plaintiffs consist almost exclusively of the residents and family members of an apartment complex that was located within several hundred feet of the point of origin of the pipeline rupture. The plaintiff's claims include, but are not limited to, claims for property damage, personal injury, medical bills, lost income, loss of consortium, lost wages, living shelter, emotional injury, interruption of schooling, permanent disability, mental anguish, and attorney's fees and costs. The Defendants include Texas Eastern, Quality Materials, Inc., Tuboscope Pipeline Services, Inc. ("TPSI"), and current and prior landowners of land adjacent to the pipeline right-of-way. It is estimated that the number of plaintiffs could reach as high as 1,200 individuals. These cases are globally addressed in Master Litigation No. L-614614-93; NANCY KEMPS, ET AL. V. TEXAS EASTERN TRANSMISSION CORP., ET AL.; In the Superior Court of New Jersey, Law Division, Middlesex County. An additional action has been brought by a co-defendant, Civil Action No. 94-1644; QUALITY MATERIALS, INC. V. TEXAS EASTERN CORP. AND TEXAS EASTERN TRANSMISSION CORP., In the United States
District Court of New Jersey.   Also, an adjacent land owner has filed a
separate action styled L-0000Z-96 EDISON TYLER VILLAGES LLC. V. TEXAS EASTERN TRANSMISSION CORP. in the Superior Court of New Jersey, Middlesex County, Law Division . A defense is being provided by the Company's insurance carrier subject to a reservation of rights letter. Management believes, based upon insurance and its rights against co-defendants, that these cases will not have a material adverse effect on the Company's results of operations or financial condition.

    The Company is aware of an investigation by the Department of Justice concerning certain alleged violations of the International Emergency Economic Powers Act which may involve the Company. The Company has not been officially notified or served with any process with respect to such investigation. The Company believes that the outcome of this investigation will not have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following will be submitted to the Security Holders at the annual meeting.

     Proposal One: Approval and adoption of the Agreement and Plan of Merger dated as of January 3, 1996, (the "Merger Agreement"), between Tuboscope, Grow Acquisition Limited, a Bermuda corporation and wholly owned subsidiary of Tuboscope ("Sub"), and D.O.S. Ltd., a Bermuda corporation ("Drexel"), providing for the merger (the "Merger") of Sub with and into Drexel. Under the Merger agreement, each outstanding ordinary share, par value $0.10 per share, of Drexel will be converted into .4645 share of common stock, par value $0.01 per share, of Tuboscope ("Tuboscope Common Stock") or an aggregate of approximately 16,700,000 shares of Tuboscope Common Stock as of the date of the Proxy Statement/Prospectus. Approval and adoption of the Merger Agreement will also constitute approval of the transactions contemplated thereby, including the assumption by Tuboscope of the rights and obligations of Drexel under Drexel's stock option plans.

      Proposal Two: Approval of the sale by Tuboscope to SCF-III, L.P., a Delaware limited partnership and an affiliate of a stockholder of Drexel ("SCF"), of 4,200,000 shares of Tuboscope Common Stock and warrants to purchase, subject to adjustment under certain circumstances, an aggregate of 2,533,000 shares of Tuboscope Common Stock at an exercise price of $10 per share expiring on December 31, 2000, for an aggregate purchase price of $31,000,000, pursuant to a Subscription Agreement dated as of January 3, 1996 between Tuboscope and SCF.

      Proposal Three: Approval of an amendment to Tuboscope's Certificate of Incorporation to increase the number of authorized shares of Tuboscope Common Stock from 35,000,000 to 60,000,000.

      Proposal Four: The election of the members of the Tuboscope Board of Directors.

    Proposal Five: Approval of Tuboscope's 1996 Equity Participation Plan of Tuboscope Vetco International Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the Nasdaq Stock Market under the symbol "TUBO". The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by Nasdaq:

                                      1995              1994
                                      ----              ----
                                 HIGH      LOW     HIGH      LOW
                                -------  -------  -------  -------
1st Quarter...................   $8 1/2   $6 1/8   $7 1/2   $4 5/8
2nd Quarter...................    7 1/2    6        7 1/8    4 1/2
3rd Quarter...................    7        5 3/4    8        6 1/8
4th Quarter...................    6 5/8    5 5/8    7 3/8    5 5/8

    The closing price of the Company's common stock on March 5, 1996 was $ 8 3/4. The approximate number of stockholders of record on March 5, 1996 was 269.

    Holders of Tuboscope Common Stock are entitled to such dividends as may be declared from time to time by the Tuboscope Board of Directors out of funds legally available therefore. The Company has not declared or paid any dividends on its common stock since its inception and does not currently plan to declare or pay any dividends. However, a restrictive covenant contained in TVI's Secured Credit Agreement expressly prohibits Tuboscope from paying dividends on the Tuboscope Common Stock. The terms of the Tuboscope Series A Preferred Stock also restrict Tuboscope's ability to pay dividends. Tuboscope has not paid any dividends on the Tuboscope Common Stock since its inception.

ITEM 6. SELECTED FINANCIAL DATA

     The information below is presented in order to highlight significant trends in the Company's results from operations and financial condition.


                                                                                       YEARS ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                       1995         1994         1993          1992         1991
                                                                   ------------  -----------  -----------  ------------  -----------


                                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA (1):
Revenue.........................................................      $190,015     $192,175     $183,340      $164,996      $151,769


Cost of sales...................................................       138,367      140,462      137,188       123,149       109,366

                                                                      --------     --------     --------      --------      --------


Gross profit....................................................        51,648       51,713       46,152        41,847        42,403


Selling, general and administrative expense.....................        20,732       21,511       26,773        21,491        16,619


Research and engineering costs..................................         3,456        3,154        3,678         3,209         3,845


Restructuring costs.............................................            --           --       13,256         1,406         3,270

                                                                      --------     --------     --------      --------      --------


Operating profit................................................        27,460       27,048        2,445        15,741        18,669


Interest expense................................................        12,328       12,190       10,595        11,676        11,255


Other (income) expense, net.....................................           (73)         569        2,657          (484)           84

                                                                      --------     --------     --------      --------      --------


Income (loss) before income taxes and

   extraordinary item...........................................        15,205       14,289      (10,807)        4,549         7,330


Provision (benefit) for income taxes............................         6,386        6,001       (2,445)        1,027         2,784

                                                                      --------     --------     --------      --------      --------


Income (loss) before extraordinary item.........................         8,819        8,288       (8,362)        3,522         4,546


Extraordinary item, net of income tax...........................            --         (764)      (4,497)           --            --

                                                                      --------     --------     --------      --------      --------


Net income (loss)...............................................         8,819        7,524      (12,859)        3,522         4,546


Dividends applicable to redeemable preferred

   stock........................................................           700          700          700           700           124

                                                                      --------     --------     --------      --------      --------


Net income (loss) applicable to common stock....................      $  8,119     $  6,824     $(13,559)     $  2,822      $  4,422

                                                                      ========     ========     ========      ========      ========


Income (loss) before extraordinary item and after

   deduction of preferred stock dividends.......................          $.44         $.41        $(.49)         $.15          $.35


Extraordinary item..............................................            --         (.04)        (.25)           --            --

                                                                      --------     --------     --------      --------      --------


Net income (loss) per common share..............................          $.44         $.37        $(.74)         $.15          $.35

                                                                      ========     ========     ========      ========      ========


BALANCE SHEET DATA (END OF PERIOD):

Working capital.................................................      $ 44,623     $ 35,926     $  5,279      $ 28,202      $ 49,795


Total assets....................................................       306,679      317,027      310,108       299,734       326,969


Long-term debt (2)..............................................       111,617      123,851      101,489       101,373       118,207


Preferred stock.................................................        10,175       10,175       10,175        10,175        10,124


Common stockholders' equity.....................................       121,441      113,424      105,256       119,849       115,223


OTHER DATA:

EBITDA(3).......................................................      $ 42,570     $ 40,859     $ 14,006      $ 29,446      $ 27,820


Ratio of EBITDA to interest expense(4)..........................         3.45x         3.35x        1.32x        2.52x         2.47x


Ratio of earnings to fixed charges (5)..........................         1.92x         1.88x        .05x         1.24x         1.56x


Depreciation and amortization...................................      $ 15,037     $ 14,380     $ 14,218      $ 13,221      $  9,235


Capital expenditures............................................      $  7,645     $  7,549     $ 14,640      $  5,296      $  7,546

----------------------


(1) Certain amounts in 1991 and 1992 have been reclassified to conform to the current year presentation.
(2) Includes long-term capital lease obligations and exludes current maturities.
(3) "EBITDA means earnings before interet, taxes, depreciation, amortizaion, restructuring charges and extraordinary items and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of Tuboscope's operating performance or as a measure of liquidity. As used herein, EBITDA is consistent with the definition used in the Company's credit agreement for covenant purposes. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt.

(4) Ratio of "EBITDA" to interest expense represents an industry ratio that provides an investor with information as to the Company's current ability to meet its interest costs.

(5)  For the purpose of this calculation, "earnings" consist of net income
     (loss) before income taxes, extraordinary items and fixed charges. "Fixed charges" consist of interest expense and amortization of debt discount and related expenses believed by management to be representative of the interest factor thereon. Earnings were insufficient to cover fixed charges by $12.1 million for the period ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

      Key Industry Indicators*:

Rig Activity:                                 1995         1994          1993
                                            --------     --------      --------
U.S.                                          723          775           754
Canada                                        231          261           184
International                                 757          734           773
                                            -----        -----         -----
Worldwide                                   1,711        1,770         1,711
                                            =====        =====         =====
U.S. Workover Rig Activity                  1,277        1,298         1,392
                                            =====        =====         =====
West Texas Intermediate Crude (per barrel) $18.25       $17.26        $18.37
                                           ======       =======       ======
Natural Gas Prices $/mbtu (per mbtu)        $1.47        $1.72         $1.97
                                            =====        =====         =====
*Averages for the years indicated


     The Company's business depends, in large part, on the worldwide rig count as 76% of the Company's 1995 total revenue was oilfield related. Demand for and price of oil and gas worldwide affect the drilling and production activity of the Company's oilfield customers. Although U.S. rig activity has increased from the June 1992 post World War II low of 596, it has remained below the average of 1991 of 860. The U.S. average rig activity for 1995, 1994, and 1993 was 723, 775, and 754, respectively, an increase ranging from 0% to 7.5%, as compared to
the 1992 average rig count of 721.   International rig activity for 1995 was up
3% compared to 1994, but continued to trail 1992 and 1991 levels by 12% and 17% respectively. In addition, while the 1995 average West Texas Intermediate Crude prices improved to $18.25 in 1995 from $17.26 in 1994, prices remained well below the 1992 average price of $20.55. Also, natural gas prices were down in 1995 from an average of $1.97 per mbtu in 1993 and $1.72 per mbtu in 1994 to $1.47 per mbtu in 1995.

      As a result of these industry conditions, the Company recorded a $13.3 million restructure charge and implemented a major restructuring plan in the third quarter of 1993. The 1993 restructuring plan, which was primarily focused on reducing International and North America overhead and consolidating operations, followed several strategic actions in 1991 and 1992 which closed or consolidated 15 North America operating locations in response to the declining North America oilfield activity. Primarily as a result of these actions as well as an overall increase in revenue, the Company's gross profit and operating profit have shown the following improvements in 1995 and 1994 over 1993 (excluding restructuring costs) results:

                      1995       1994       1993
                    ---------  ---------  ---------
Revenue              $190,015   $192,175   $183,340
                     ========   ========   ========
Gross Profit         $ 51,648   $ 51,713   $ 46,152
                     ========   ========   ========
Operating profit     $ 27,460   $ 27,048   $ 15,701
                     ========   ========   ========

     The 1996 average U.S. rig count through February 23, 1996 was 705 rigs, a decrease of 4% compared to the same period in 1995, while the Canadian rig count
was up 3% to 359 during the same period.   The 1996 international rig count was
up 2.5% through January 1996 compared to January 1995. While rig activity continues to be sluggish, the Company expects to report similar earnings in the first quarter of 1996 compared to 1995.

     The Company refinanced its senior and subordinated debt in 1994 and 1993, respectively. On June 30, 1994 the Company and its subsidiaries entered into a new senior credit agreement for $23,000,000 in term loans, a $35,000,000 revolving credit facility, and a $1,000,000 letter of credit facility. The term loan facility requires increasing quarterly principal payments with an initial payment of $500,000 on September 30, 1994 and the final payment of $1,250,000 due March 31, 2000. The revolving credit agreement expires June 30, 1997. In April 1993, TVI issued $75 million of 10.75% Senior Subordinated Notes due April 15, 2003. Proceeds from the new senior and subordinated debt were principally used to retire the existing senior and subordinated debt.

      In December 1995, the Company completed a sale-leaseback transaction for its Sheldon Road facility in Houston, Texas. The transaction generated a tax gain of approximately $7.6 million and enabled the Company to utilize certain expiring tax credits. Proceeds of $12.5 million were used to reduce a portion of the Company's senior debt. As a result of this transaction, improved earnings in 1995 and 1994, and debt reductions due to cash flow from operations, the Company's debt/total capitalization ratio has been reduced from 52.3% at December 31, 1993 to 45.9% at December 31, 1995.

      Set forth below is the Company's revenue for 1995, 1994 and 1993 divided into the Company's major service areas (in thousands):

                                             YEARS ENDED DECEMBER 31,
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
Oilfield Services:
  Inspection
     North America.......................  $ 44,926  $ 43,471  $ 41,268
                                           --------  --------  --------
     International.......................    49,070    48,099    44,918
                 Total Inspection........    93,996    91,570    86,186
                                           --------  --------  --------
  Coating
     North America.......................    32,478    32,540    31,213
     International.......................    18,842    17,115    12,916
                                           --------  --------  --------
                Total Coating............    51,320    49,655    44,129
                                           --------  --------  --------
                Total Oilfield Services..   145,316   141,225   130,315
Pipeline Services........................    19,139    21,468    20,301
Industrial Inspection Services...........    13,340    16,978    20,440
Mill Systems & Sales.....................    10,009     8,290     9,799
Other Revenue............................     2,211     4,214     2,485
                                           --------  --------  --------
                  Total Revenue..........  $190,015  $192,175  $183,340
                                           ========  ========  ========
RESULTS OF OPERATIONS

     Year ended December 31, 1995 vs year ended December 31, 1994

     Revenue. Revenue was $190.0 million for the fiscal year ended December 31, 1995, a decrease of $2.2 million, or 1%, compared to $192.2 million for the fiscal year ended December 31, 1994.

      Revenue from the Company's Oilfield Services was $145.3 million for 1995, an increase of $4.1 million, or 3%, over 1994. The 1994 results included $8.3 million of sales related to a reclamation inspection facility project in Algeria while 1995 results included $1.2 million of sales related to this project. Excluding the Algerian project, inspection revenue was up $9.5 million in 1995 over 1994, with the increase split between North America (up $1.5 million) and International (up $8.0 million) operations. The increase in North America inspection revenue was primarily due to increased activity at the Company's Houston facility and improved Canadian operations as a result of an alliance with a major oil and gas company. The increase in international inspection revenue was due to a $4.6 million increase in Latin American operations.
Revenue in Latin America was up due to the Company's acquisition of Argentina operations from its former agent in that country and to the beginning of a three year contract in Colombia with a major customer which was awarded during 1995. In addition, international inspection revenue increased due to stronger activity in the Netherlands and throughout the Far East region. Coating revenue was up $1.7 million in 1995 over 1994 primarily as a result of the sale of coating plant equipment in Russia.

      Pipeline Services revenue was $19.1 million for 1995, a decrease of $2.3 million (or 11%) compared to the $21.5 million earned in 1994. The decline was primarily due to lower prices for conventional pipeline inspection services in the U.S. in the first half of 1995, project delays in Nigeria, and a non recurring equipment sale of $1.4 million in 1994.

      Industrial Inspection revenue was $13.3 million for 1995, a decrease of $3.6 million (or 21%) compared to $17.0 million in 1994. The decline was due mainly to less work in Saudi Arabia and Germany. The decline in Saudi Arabia was a result of a decline in activity for a major customer in that country while the decline in Germany was due to industrial inspection work at nuclear power plants in 1994 which was not repeated in 1995.

      Mill Systems and Sales revenue was $10.0 million in 1995, a $1.7 million (or 21%) increase over 1994 results of $8.3 million. The increase was due to a full year's revenue from the NDT Systems operations which were acquired in October 1994.

      Other revenue was $2.2 million for 1995, a $2.0 million decrease from $4.2
million in 1994.   The decline was due primarily to discontinued environmental operations and lower tank inspection revenue in the Chicago market.

     Gross Margin and Gross Profit. Gross profit was $51.6 million for 1995, down slightly from $51.7 million in 1994. The decrease was due to a $2.2 million decrease in revenue in 1995, offset by stronger gross profit results from improved productivity in the Southern U.S. inspection operations, greater gross profit throughout the Far East inspection operations as a result of lower fixed costs, and stronger results from Latin American inspection operations. Gross margin (defined as revenue minus variable expense) as a percent of revenue was 47.3% in 1995 compared to 46.2% in 1994. The improvement in gross margin was due to improved gross margin percents in the U.S. and through increased operations in high margin Latin American inspection locations.

     Selling, General and Administrative Expense. Selling, general and administrative costs of $20.7 million for 1995 was $779,000 (or 4%) less than 1994. The decrease was due mainly to lower 1995 bonuses and legal costs, offset to some degree by greater overhead costs for Latin America operations.

     Research and Engineering Costs. Research and engineering costs were $3.5 million for 1995 compared to $3.2 million in 1994. The increase was due primarily to a full years cost of engineering associated with NDT's operations which were acquired in October 1994.

     Operating Profit. Operating profit was $27.5 million for 1995 compared to $27.0 million in 1994. The operating profit improvement was mainly related to the improved gross margin percents and lower selling, general, and administrative costs discussed above.

     Interest Expense. Interest expense was $12.3 million in 1995, a $138,000 increase from 1994. The increase was due to higher interest rates on variable rate loans in 1995 than in 1994.

   Other Expense (Income). Other expense (income), which includes interest income, foreign exchange, amortization of debt financing cost, minority interest, and other expense (net) resulted in a net income of $73,000 in 1995 compared to a net expense of $569,000 in 1994. The 1995 other expense (net) results included a $1.7 million net gain from an arbitration award and a $1.0 million expense accrual for an Italian affiliate. While the investigation of the Italian affiliate is ongoing, management currently believes that any additional costs will be covered by the established reserve.

     The Company reported foreign exchange gains of $440,000 in 1995 compared to foreign exchange losses of $269,000 in 1994. The 1995 foreign exchange gains were mainly the result of the weaker U.S. dollar (during the first half of 1995) and gains on foreign subsidiaries which have U.S. dollar payables (accounts and notes).

     Provision for Income Taxes. The Company reported an effective tax rate of 42% for 1995 and 1994. The effective tax rate is more than the statutory rate primarily due to distributions of foreign earnings and nondeductible goodwill amortization.

     The Company has, as of December 31, 1995, gross deferred tax assets of $14.4 million, including approximately $5.9 million of foreign tax credit carryovers and $4.3 million of domestic and foreign net operating loss carryovers. The Company has recorded a valuation allowance of $3.4 million against these deferred tax assets. Realization of a substantial portion of the Company's deferred tax assets will require the completion of certain tax planning strategies. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax liability of up to $4.8 million would be charged to income in the period such determination was made.

     Extraordinary Item, Net of Income Tax Benefit. On June 30, 1994, refinancing of TVI's senior secured term loan and revolving credit facility was completed. The refinancing and related early retirement of existing senior debt resulted in an extraordinary after-tax charge of $764,000 associated with the write-off of unamortized debt fees in the second quarter of 1994. There were no extraordinary charges in 1995.

     Net Income (Loss). Net income was $8.8 million for 1995 compared to $7.5 million in 1994 due to the factors discussed above.

     Year ended December 31, 1994 vs year ended December 31, 1993

     Revenue. Revenue was $192.2 million for the fiscal year ended December 31, 1994, an increase of $8.8 million, or 5%, compared to $183.3 million for the fiscal year ended December 31, 1993.

     Revenue from the Company's Oilfield Services was $141.2 million for 1994, an increase of $10.9 million, or 8%, over 1993. The increase was mainly due to a $7.4 million increase in International Oilfield Services revenue as International Inspection Services revenue increased $3.2 million (or 7%) and International Coating Service revenue was up $4.2 million (or 33%). The increase in International Inspection revenue was up due to $8.3 million in equipment sales related to a reclamation facility in Algeria. Excluding the Algerian equipment sales, International Inspection revenue would have decreased $5.1 million as the International rig count dropped 5% and Inspection revenue declined in Italy, Netherlands, and Saudi Arabia. International Coating revenue increased as a result of a full years activity from the Company's Aberdeen, Scotland coating facility and improved market conditions for drill pipe and line pipe coating revenue in the Far East. North America Inspection revenue was up $2.2 million (or 5%) due to an approximate $1.5 million increase in U.S. inspection revenue and a $664,000 increase in Canada inspection revenue. The increase in U.S. revenue was due in part to a 3% increase in the average U.S. rig count in 1994 compared to 1993. The increase in Canada inspection revenue was not reflective of the 42% increase in the Canadian rig count as the increase in rig count was mainly due to shallow wells which do not require the Company's services. North America Coating revenue increased $1.3 million (or 4%) in 1994 mainly as a result of greater revenue from the Company's Amelia, Louisiana Coating facility related to increased offshore activity.

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

     Selling, General and Administrative Expense. Selling, general and administrative costs of $21.5 million for 1994 was $5.3 million less than 1993 results. The 1993 results included bad debt reserves of $934,000 and litigation costs of $1.4 million. Excluding these items, selling, general and administrative expense decreased $2.9 million primarily due to cost reductions achieved through the restructuring plan implemented during the third quarter of 1993. In addition, fewer active employees in the German pension plan in 1994 resulted in lower pension liabilities and a reduction in selling, general, and administrative expense.

     Research and Engineering Costs. Research and engineering costs were $3.2 million for 1994 compared to $3.7 million in 1993. The decrease was mainly due to work performed during the second quarter of 1994 by the Mill engineering group on deferred expense manufacturing projects associated with the sale or lease of Rotary UT units (Truscope/TM/) as compared to research and engineering expense projects in 1993.

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

     Extraordinary Item, Net of Income Tax Benefit. On June 30, 1994, refinancing of TVI's senior secured term loan and revolving credit facility was completed. The refinancing and related early retirement of existing senior debt resulted in an extraordinary after-tax charge of $764,000 associated with the write-off of unamortized debt fees in the second quarter of 1994.

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

FINANCIAL CONDITION AND LIQUIDITY

  For the twelve months ended December 31, 1995, the Company generated $21.6 million of cash from operations as compared to $16.4 million for the same period ended December 31, 1994, a 32% increase. The Company's principal use of the cash generated from operations were for capital expenditures, costs of acquisitions, and debt payments. At December 31, 1995, current assets and liabilities were $4.7 million higher than December 31, 1994. The increase was due primarily to increases in accounts receivable and inventory, and decreases
in accrued liabilities, and  federal income taxes payable.    Accounts
receivable increased $731,000 due to a 3% increase in revenue in the fourth quarter of 1995 over 1994. Inventory was up $1.7 million due to additional inventory parts associated with building additional hi-res pipeline pigs and
for the new Trusccope/TM/ system.   Accrued liabilities, accounts payable, and
other liabilities  decreased $2.6  million mainly due to  severance payments on
the 1993 restructuring reserve and lower accrued interest payable.   Federal and
foreign income taxes payable decreased $1.2 million due to an increase in advance tax payments required as a result of prior year profitability of the Company.

  For the twelve months ended December 31, 1995, cash flows used for investing activities were $1.1 million compared to $12.4 million for the twelve months ended December 31, 1994. During 1995 cash flows used from investing activities were related to capital expenditures of $7.6 million and $5.4 million associated with the acquisition of the Argentine operations. This use of funds was offset by a cash inflow of $12.5 million from a sale-leaseback of the Company's Sheldon Road facility. Capital expenditures consist primarily of routine renovations and additions to property and equipment, with 1995 capital spending concentrated mainly on the expansion of the Amelia, Louisiana inspection facility and construction of Truscope/TM/ (rotary ultrasonic inspection system). The Company's planned 1996 capital spending is expected to approximate $8.5 million, excluding any effects of the Drexel merger. The Company expects to fund its capital expenditure requirements in 1996 principally from cash generated from operations and its revolving credit line.

  For the twelve months ended December 31, 1995, net cash used for financing activities was $19.9 million compared to net cash provided by financing activities of $1.9 million for the twelve months ended December 31, 1994. The majority of the cash flow used for financing activities relates to principal
payments on the Company's debt.   Current and long-term debt was $111.6 million
at December 31, 1995, a decrease of $18.7 million from December 31, 1994. The decrease was primarily due to a $12.5 million payment on the Company's senior debt with proceeds from the sale-leaseback of the Company's Sheldon Road facility in Houston, Texas. The remaining decrease was due to the retirement of the SOS debt, $2.5 million, and installment payments on the senior debt and debt secured by the Aberdeen facility. The Company's outstanding debt at December 31, 1995 consisted of $75 million of 10.75% Senior Subordinated Notes due 2003, $7.5 million of term loans due under the Company's Senior Credit Agreement, $20.0 million due under the Company's $35 million revolving credit facility, $5.1 million of notes payable related to the construction of the Aberdeen, Scotland coating facility, $2.0 million of industrial revenue bonds, and $2.0 million of other outstanding debt.

  The Company had $9.5 million available for borrowing at December 31, 1995 under a $35 million revolving credit facility. Approximately $5.5 million of this revolving line of credit facility was used for outstanding letters of credit.

  The Company also had $252,000 of outstanding letters of credit against the $1 million letter of credit note under this facility, and approximately $748,000 of remaining credit available.

  The Company's bank credit agreement and the Indenture prohibits the Company from paying dividends on the Tuboscope Common Stock.

  See discussion of the Company's risk factors and foreign operations in Note 1 to the Consolidated Financial Statements.

  On January 3, 1996, the Company entered into a definitive merger agreement with D.O.S. Ltd. ("Drexel") providing for the merger of a wholly owned subsidiary of the Company with and into Drexel. The merger agreement provides that, upon consummation of the merger, stockholders of Drexel will receive .4645 share of the Company's common stock for each share of issued and outstanding Drexel common stock. The merger is subject to a number of closing conditions, including the approval of the Company's shareholders.

  In connection with the proposed merger, the Company also announced (i) the sale of 4,200,000 shares of Tuboscope Common Stock and warrants to purchase up to 2,533,000 shares of Tuboscope Common Stock for $31,000,000 to SCF-III, L.P., and (ii) the exchange of 100,000 shares of outstanding Tuboscope Series A Preferred Stock held by Baker Hughes Incorporated for 1,500,000 shares of Tuboscope Common Stock and warrants to purchase up to 1,250,000 shares of Tuboscope Common Stock.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.  121

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 established "accounting standards for the impairment of the long-lived assets, certain identified intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of." The new statement requires the value of long-lived assets, certain identifiable intangibles, and goodwill to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this change in circumstances or other initial indication has occurred, the next step in determining whether an asset has been impaired is performed using the expected future undiscounted cash flows of assets, grouped at the lowest level for which there are identifiable cash flows, compared to the carrying value of those assets. If the undiscounted cash flow value is less than the net carrying value, the amount of impairment is then measured by comparing the discounted cash flows with the corresponding carrying values of the assets evaluated. SFAS No. 121 is effective for financial statements for
fiscal years beginning after December 15, 1995.   The Company plans to adopt
SFAS No. 121 in the first quarter of 1996. The Company's existing policy is to evaluate the realizability of long-term assets on an aggregate basis based on undiscounted cash flows. Management has accumulated preliminary cash flow information at the lowest asset grouping levels for which there are identifiable cash flows. These levels are represented by separate product line operations at individual operating locations. Based on the preliminary data, the Company's adoption of SFAS No. 121 is expected to result in a write-down of long-lived assets in a range of approximately $40 million to $45 million in the first quarter of 1996. This write-down of long-lived assets is a result of both the adoption of SFAS No. 121 which requires assets to be evaluated at their lowest level for which there are identifiable cash flows and initial indications of possible impairments as a result of the certain factors discussed below.

  The original purchase accounting for the Company was in May 1988 (when the Company was acquired from Minstar) and was related primarily to North American assets. At that time, 75% of the Company's sales were derived from North American operations. Since the second quarter of 1988, the average U.S. rig count has declined by 21%, from 902 in the second quarter of 1988 to 705 in 1996
(average through February 23, 1996).    Rig activity increased from 1988 to
1990, peaking at 1,179 in December of 1990, and then subsequently declined to a post WWII low of 596 in June 1992. While rig activity increased slightly in 1993 and 1994, it again declined in 1995. This overall decline has continued during this time period despite periodic independent forecasts, which predicted increasing rig activity.

  In October 1991, the Company completed the acquisition of substantially all the foreign operations of Baker Hughes Tubular Services, Inc. (Vetco Services) for $50,000,000 in cash, $10,000,000 of Redeemable Series A Convertible

Preferred Stock and 1,686,047 shares of Common Stock valued at $8.60 per share or $14,500,000. The acquisition of these foreign operations transformed the Company into a global organization, which in 1995 and 1994 had 50% and 52%, respectively, of its revenue earned outside of North America. At the time of the acquisition (3rd quarter of 1991), the international rig count was 907. The international rig count has since declined 15% to 767 in the fourth quarter of 1995. In specific international areas, the average rig activity has declined 50% in Italy and 37% in the Far East from October 1991 compared to December 1995. The Company expects write-downs in both of these international areas.

  As a result of the expected $40 million to $45 million write-down of long-lived assets, depreciation and amortization is expected to be reduced by approximately $2,500,000 on an annual basis and total equity by approximately $35,000,000 to $40,000,000. The majority of the assets to be written off are expected to be intangible assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is filed as a separate part of this Report (see page 22).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated herein by reference the information appearing under the captions "Proposal to Elect Tuboscope Directors," "Management and Operations After the Merger-Directors After the Merger and "-Executive Offices After the Merger" of the registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1996.

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated herein by reference the information appearing under the captions "Proposal to Elect Tuboscope Directors-Executive Compensation," "-Executive Committee Report on Executive Compensation," "- Compensation Committee Interlocks and Insider Participation" and "-Performance Graph" of the registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Commission on or before April 30, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated herein by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management of Tuboscope," of the registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Commission on or before April 30, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated herein by reference the information appearing under the caption "Proposal to Elect Tuboscope Directors-Certain Transactions" of the registrant's definitive Proxy Statement for its 1996 Annual Meeting to be filed with the Commission on or before April 30, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements, Financial Statement Schedules and Exhibits

      1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by Independent Auditors' Report are filed as part of this Report (see page 24).

      2. The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements covered by Independent Auditors' Report are filed as part of this Report (see page 24).

      3. The list of exhibits contained in the Index to Exhibits are filed as part of this Report.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1995. The Company filed a Current Report on Form 8-K on February 16, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TUBOSCOPE VETCO INTERNATIONAL
                                  CORPORATION

                               By /s/   MARTIN R. REID
                                 ------------------------------
                                       Martin R. Reid
                                    Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                           TITLE                              DATE
            ---------                           -----                               ----
/s/  MARTIN R. REID                     Chairman of the Board                   March 20, 1996
-------------------------------
     Martin R. Reid

/s/  WILLIAM V. LARKIN, JR.             Director                                March 20, 1996
-------------------------------           President and Chief Executive
    William V. Larkin, Jr.                Officer
                                          (Principal Executive Officer)


/s/   RONALD L. KOONS                    Executive Vice President, Chief        March 20, 1996
-------------------------------            Financial Officer and Treasurer
    Ronald L. Koons                        (Principal Financial and
                                           Accounting Officer)


/s/  MARTIN I. GREENBERG                Vice President, Controller,             March 20, 1996
-------------------------------           Assistant Treasurer and
    Martin I. Greenberg                   Assistant Secretary


/s/  JEROME R. BAIER                    Director                                March 20, 1996
-------------------------------
   Jerome R. Baier

/s/  MARTIN G. HUBBARD                  Director                                March 20, 1996
-------------------------------
   Martin G. Hubbard

/s/  ERIC L. MATTSON                    Director                                March 20, 1996
-------------------------------
   Eric L. Mattson

/s/  TIMOTHY M. PENNINGTON, III         Director                                March 20, 1996
-------------------------------
   Timothy M. Pennington, III

/s/  PATRICK T. SEAVER                  Director                                March 20, 1996
-------------------------------
   Patrick T.  Seaver

/s/  JAMES J. SHELTON                   Director                                March 20, 1996
-------------------------------
    James J. Shelton

/s/  FREDERICK J. WARREN                Director                                March 20, 1996
-------------------------------
    Frederick J. Warren

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS



Tuboscope Vetco International Corporation:
Report of Independent Auditors................................................................   25
Consolidated Balance Sheets as of December 31, 1995 and 1994..................................   26
Consolidated Statements of Operations for the years ended December 31, 1995, 1994, 1993.......   27
Consolidated Statements of Common Stockholders' Equity and Redeemable Preferred
   Stock for the years ended December 31, 1995, 1994, 1993....................................   28
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, 1993.......   29
Notes to Consolidated Financial Statements....................................................   30
The following financial statement schedules of the registrant and its subsidiaries required to be included in Item 14(a)(2) are listed below:
Schedule I  Parent Company Only Condensed Balance Sheets......................................   47
Schedule IParent Company Only Condensed Statements of Operations..............................   48
Schedule IParent Company Only Condensed Statements of Cash Flows..............................   49
Schedule IParent Company Only Notes to Condensed Financial Statements.........................   50
Schedule IIValuation and Qualifying Accounts..................................................   51

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Tuboscope Vetco International Corporation

     We have audited the accompanying consolidated balance sheets of Tuboscope Vetco International Corporation as of December 31, 1995 and 1994 and the related consolidated statements of operations, common stockholders' equity and redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuboscope Vetco International Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                    ERNST & YOUNG LLP

Houston, Texas
February 17, 1996

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                                          DECEMBER 31,
                                                                                      --------------------
                                                                                        1995       1994
                                                                                      ---------  ---------

                                                                                        (IN THOUSANDS)
                                       A S S E T S
                                       -----------
Current assets:
  Cash and cash equivalents.........................................................    $  9,394   $  8,531
  Accounts receivable, net..........................................................      52,071     51,068
  Inventory, net....................................................................      14,364     12,431
  Deferred federal income taxes.....................................................       2,521      2,701
  Prepaid expenses and other........................................................       6,403      6,263
                                                                                        --------   --------
    Total current assets............................................................      84,753     80,994
                                                                                        --------   --------
Property and equipment:
  Land, buildings and leasehold improvements........................................      81,557     89,889
  Operating equipment...............................................................     102,257     99,508
  Equipment leased to customers.....................................................       2,930      3,079
  Accumulated depreciation and amortization.........................................     (46,706)   (42,581)
                                                                                         --------   --------
    Net property and equipment......................................................     140,038    149,895
Identified intangibles, net.........................................................      29,379     32,139
Goodwill, net.......................................................................      47,751     49,032
Other assets, net...................................................................       4,758      4,967
                                                                                        --------   --------
    Total assets....................................................................    $306,679   $317,027
                                                                                        ========   ========
                       L I A B I L I T I E S  A N D  E Q U I T Y
                       -----------------------------------------
Current liabilities:
  Accounts payable..................................................................    $ 14,306   $ 15,010
  Accrued liabilities...............................................................      18,705     19,766
  Federal and foreign income taxes payable..........................................       2,557      3,787
  Current portion of long-term debt and short-term borrowings.......................       4,562      6,505
                                                                                        --------   --------
    Total current liabilities.......................................................      40,130     45,068
Long-term debt......................................................................     107,055    123,851
Pension liabilities.................................................................       9,869      9,306
Deferred taxes payable..............................................................      16,411     13,534
Other liabilities...................................................................       1,598      1,669
Commitments and contingencies (Notes 7 and 11)
    Total liabilities...............................................................     175,063    193,428
                                                                                        --------   --------
Redeemable Series A Convertible Preferred Stock, $.01 par value, 5,000,000 shares
     authorized, 100,000 shares issued and outstanding..............................      10,175     10,175
                                                                                        --------   --------
Common stockholders' equity:
   Common stock, $.01 par value, 35,000,000 shares authorized, 18,546,075 shares
     issued and outstanding (18,466,763 at December 31, 1994).......................        185        184

   Paid-in capital..................................................................    116,379    115,982
   Retained earnings (deficit)......................................................      6,650     (1,469)
   Cumulative translation adjustment................................................     (1,773)    (1,273)
                                                                                       --------   --------
    Total common stockholders' equity...............................................    121,441    113,424
                                                                                       --------   --------
    Total liabilities and equity....................................................   $306,679   $317,027
                                                                                       ========   ========

                            See accompanying notes.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                        1995           1994           1993
                                                                   --------------  -------------  -------------
                                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenue:
  Sale of services...............................................      $   178,608    $   175,371    $   173,477
  Sale of products...............................................            7,844         13,573          6,709
  Rental income..................................................            3,563          3,231          3,154
                                                                       -----------    -----------    -----------
                                                                           190,015        192,175        183,340
                                                                       -----------    -----------    -----------
Costs and expenses:
  Cost of services sold..........................................          132,799        131,326        132,752
  Cost of products sold..........................................            4,258          7,935          3,260
  Amortization of goodwill.......................................            1,310          1,201          1,176
  Selling, general and administrative............................           20,732         21,511         26,773
  Research and engineering costs.................................            3,456          3,154          3,678
  Restructuring costs............................................                -              -         13,256
                                                                       -----------    -----------    -----------
                                                                           162,555        165,127        180,895
                                                                       -----------    -----------    -----------
Operating profit.................................................           27,460         27,048          2,445
Other expense (income):
  Interest expense...............................................           12,328         12,190         10,595
  Interest income................................................             (210)          (343)          (457)
  Foreign exchange (gains) losses................................             (440)           269            793
  Amortization of debt financing cost............................              540            711            838
  Minority interest..............................................              652            680            884
  Other, net.....................................................             (615)          (748)           599
                                                                       -----------    -----------    -----------
Income (loss) before income taxes and extraordinary item.........           15,205         14,289        (10,807)
Provision for (benefit from) income taxes........................            6,386          6,001         (2,445)
                                                                       -----------    -----------    -----------
Income (loss) before extraordinary item..........................            8,819          8,288         (8,362)
Extraordinary item, net of income tax benefits of $411,000 and
  $2,421,000 in 1994 and 1993, respectively......................               --           (764)        (4,497)
                                                                       -----------    -----------    -----------
Net income (loss)................................................            8,819          7,524        (12,859)
Dividends applicable to preferred stock..........................              700            700            700
                                                                       -----------    -----------    -----------
Net income (loss) applicable to common stock.....................      $     8,119    $     6,824    $   (13,559)
                                                                       ===========    ===========    ===========
Earnings (loss) per common share:
  Income (loss) before extraordinary item and after deduction
    of preferred stock dividends.................................             $.44           $.41          $(.49)
  Extraordinary item.............................................               --           (.04)          (.25)
                                                                       -----------    -----------    -----------
  Net income (loss)..............................................             $.44           $.37          $(.74)
                                                                       ===========    ===========    ===========

Weighted average number of common shares outstanding.............       18,530,338     18,447,059     18,355,454
                                                                       ===========    ===========    ===========




                            See accompanying notes.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                         AND REDEEMABLE PREFERRED STOCK

                                                             COMMON              RETAINED    CUMULATIVE   REDEEMABLE
                                                             STOCK     PAID-IN   EARNINGS   TRANSLATION    PREFERRED
                                                            $.01 PAR   CAPITAL   (DEFICIT)   ADJUSTMENT      STOCK
                                                            --------  ---------  ---------  ------------  -----------

                                                                                 (IN THOUSANDS)
Balance, December 31, 1992.................................     $182   $113,925  $  5,266       $   476      $10,175
Common stock issued, 199,000
    shares at $8.625 per share.............................        2      1,714        --            --           --
Common stock issued, 5,902 shares at various
    option prices from $.32 to $6.875, on date issued,
    per share..............................................       --         29        --            --           --
Dividends paid during 1993 ($5.25 per share for
    Series A Convertible Preferred Stock) net of...........                                          --
    December 31, 1992 accrual..............................       --         --      (525)           --         (175)
Dividends accrued at December 31, 1993 ($1.75 per share
    for Series A Convertible Preferred Stock)..............       --         --      (175)           --          175
Translation adjustment.....................................       --         --        --        (2,779)          --
Net loss...................................................       --         --   (12,859)           --           --
                                                            --------  ---------  --------   -----------      -------
Balance, December 31, 1993.................................      184    115,668    (8,293)       (2,303)      10,175
Common stock issued, 40,216 shares
     at an average price of $6.24 per share................       --        251        --            --           --
Common stock issued, 14,135 shares
     at $4.356 per share...................................       --         63        --            --           --
Dividends paid during 1994 ($5.25 per share
     for Series A Convertible Preferred Stock), net of
     December 31, 1993 accrual.............................       --         --      (525)           --         (175)
Dividends accrued at December 31, 1994 ($1.75 per share
     for Series A Convertible Preferred Stock).............       --         --      (175)           --          175
Translation adjustment.....................................       --         --        --         1,030           --
Net income.................................................       --         --     7,524            --           --
                                                            --------  ---------  --------   -----------      -------
Balance, December 31, 1994.................................      184    115,982    (1,469)       (1,273)      10,175
Common stock issued, 71,171 shares
    at an average price of $5.59 per  share................        1        397        --            --           --
Dividends paid during 1995 ($5.25 per share
    for Series A Convertible Preferred Stock), net of
    December 31, 1994 accrual..............................       --         --      (525)           --         (175)
Dividends accrued at December 31, 1995, ($1.75 per share
    for Series A Convertible Preferred Stock...............       --         --      (175)           --          175
Translation adjustment.....................................       --         --        --          (500)          --
Net Income.................................................       --         --     8,819            --           --
                                                            --------  ---------  --------   -----------      -------
Balance, December 31, 1995.................................     $185   $116,379  $  6,650       $(1,773)     $10,175
                                                            ========  =========  ========   ===========      =======



                            See accompanying notes.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         YEARS ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        1995       1994       1993
                                                                      ---------  ---------  ---------
                                                                             (IN THOUSANDS)

Cash flows from operating activities:
Net income (loss)...................................................  $  8,819   $  7,524   $(12,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization.......................................    15,037     14,380     14,218
Compensation related to employee 401(K) plan........................       239        251         --
Provision (recovery) for losses on accounts receivable..............      (272)        --      1,084
Provision (recovery) for losses on inventory........................      (275)        91          9
Write-off of property and equipment.................................        --         --      2,754
Write-off of unamortized debt fees..................................        --      1,175      2,319
Provision (benefit) for deferred income taxes.......................     3,057        901     (8,638)
Accrued differential on reverse interest rate swap agreements.......        --         --       (680)
Pension amortization benefit........................................      (315)      (315)      (315)
Changes in current assets and liabilities, net of effects from various acquisitions:
          Accounts receivable.......................................      (731)       (31)    (9,146)
            Inventory...............................................    (1,658)       (42)       522
            Prepaid expenses and other..............................      (762)      (210)        36
            Accounts payable, accrued liabilities and other.........    (2,594)    (7,797)    14,563
            Federal and foreign income taxes payable................       158        821     (1,568)
          Pension liabilities.......................................       878       (359)       189
                                                                      --------   --------   --------
Net cash provided by operating activities...........................    21,581     16,389      2,488
                                                                      --------   --------   --------
Cash flows used for investing activities:
Capital expenditures................................................    (7,645)    (7,549)   (14,640)
Proceeds from sale-leaseback of Sheldon Road facility...............    12,500         --         --
Business acquisitions, net of cash acquired.........................    (5,373)    (4,000)    (1,103)
Prepaid lease costs.................................................        --         --      1,200
Reduction of other liabilities, related to Vetco acquisition........        --         --     (1,213)
Other...............................................................      (566)      (819)      (204)
                                                                      --------   --------   --------
Net cash used for investing activities..............................    (1,084)   (12,368)   (15,960)
                                                                      --------   --------   --------
Cash flows provided by (used for) financing activities:
Borrowings under financing agreements...............................     1,844     76,022    100,431
Principal payments under financing agreements.......................   (20,825)   (72,082)   (86,527)
Debt issuance costs.................................................       (95)    (1,387)        --
Purchase of foreign currency options................................      (258)        --         --
S-3 filing costs....................................................        --         --     (2,464)
Dividends paid on Redeemable Series A Convertible Preferred Stock...      (700)      (700)      (700)
Issuance of common stock under employee stock plan..................       125         63         --
Proceeds from sale of common stock..................................        34         --         29
                                                                      --------   --------   --------
Net cash provided by (used for) financing activities................   (19,875)     1,916     10,769
                                                                      --------   --------   --------
Effect of exchange rate changes on cash.............................       241        102       (118)
                                                                      --------   --------   --------
Net increase (decrease) in cash and cash equivalents................       863      6,039     (2,821)
Cash and cash equivalents:
Beginning of period.................................................     8,531      2,492      5,313
                                                                      --------   --------   --------
End of period.......................................................  $  9,394   $  8,531   $  2,492
                                                                      ========   ========   ========

                            See accompanying notes.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

1.  NATURE OF BUSINESS AND RISK FACTORS

          The Company is primarily engaged in the inspection and coating of oil country tubular goods (drill pipe, line pipe, casing and tubing), and the in place inspection of oil and gas pipelines. Demand for the Company's inspection services is based, in part, on the relatively low cost of such services compared to the potential cost to a customer of the failure of a tubular or pipeline segment. The Company's results depend to a large extent upon the level of worldwide oil drilling and production activity, the price of oil and gas, and worldwide oil and gas inventory levels.

          The Company operates in over 54 countries in North America, Latin America, Europe, Africa, the Middle East, and the Far East. Approximately 50% of the Company's 1995 revenue was earned outside of North America, and as a result, the Company's operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movements of funds or result in the deprivation of contract rights or the taking of property without compensation.

          In addition, the Company has significant international customer concentrations in such countries as Saudi Arabia, Venezuela, Columbia, Italy, and Argentina whose spending can be volatile based on oil price changes, the political environment, and delays in the government budget. Adverse changes in individual circumstances can have a significant negative impact on the financial performance of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

          The accompanying consolidated financial statements include the accounts of Tuboscope Vetco International Corporation (the Company) and its wholly owned subsidiaries, Tuboscope Vetco International Inc. (TVI), Tuboscope Vetco Capital Corporation (TVCC), and CTI Inspection Services, Inc. (CTI). All significant intercompany accounts and transactions have been eliminated.

Revenue recognition

          The Company recognizes revenue when goods are shipped or when services are rendered. On large equipment sales which have multiple completion stages and which the collection of payment is assured, the Company recognizes revenue under the percentage of completion method.

Research and engineering costs

          Research and engineering costs include support services for redesigning or improving existing products, as well as upgrading current capabilities to meet customer needs or requirements, and research and development costs.

          Research and development costs are accumulated through engineering research and development projects. Research and development expenses, included in research and engineering costs, amounted to approximately $577,000, $1,147,000, and $1,262,000 for the years ended December 31, 1995, 1994 and
1993, respectively.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

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

Accounts receivable

          Accounts receivable are net of allowances for doubtful accounts of approximately $955,000 and $1,599,000 in 1995 and 1994, respectively.

Inventory

          The Company maintains inventory consisting of equipment components, subassemblies and expendable parts required to manufacture and support its tubular inspection equipment and coating facilities. Equipment under production for specific sale and lease contracts is also included in equipment components and parts. Expendable parts are charged to maintenance or supply expense as used. Components and parts maintained at outlying coating and inspection facilities are not generally inventoried and parts issued to these locations are charged to maintenance expense upon issuance when not inventoried.
Rehabilitated equipment and parts are restored to inventory at their net rehabilitation cost.

          Inventory is stated at the lower of cost, as determined by the weighted moving average method, or market. At December 31, inventory consists of the following (in thousands):


                                                    1995       1994
                                                  ---------  ---------
Components, subassemblies and expendable parts...  $12,976    $11,468
Equipment under production.......................    3,185      3,044
Inventory reserve................................   (1,797)    (2,081)
                                                   -------    -------
Inventory, net...................................  $14,364    $12,431
                                                   =======    =======
Property and equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and generally by the accelerated or modified accelerated costs recovery systems for income tax reporting purposes. Estimated useful lives are 33 years for buildings and 5-12 years for machinery and equipment. The cost of repairs and maintenance is charged to income as incurred. Major repairs and improvements are capitalized and depreciated over the remaining useful life of the asset. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Property and equipment depreciation expense was $10,515,000, $10,159,000, and $9,665,000, for December 31, 1995 1994, and 1993
respectively.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993


Identified intangibles

  Identified intangibles are being amortized on a straight-line basis, over estimated useful lives between 5 and 40 years, and are presented net of accumulated amortization of approximately $12,567,000 and $10,438,000 at December 31, 1995 and 1994, respectively. Identified intangibles consist primarily of technology, patents, trademarks, license agreements, existing service contracts and covenants not to compete.

Goodwill

  Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired and is principally related to the acquisition of "Vetco Services". Such excess costs are being amortized on a straight-line basis over an estimated useful life of 40 years. Accumulated amortization at December 31, 1995 and 1994 was approximately $5,145,000 and $3,835,000, respectively. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows.

Adoption of Statement of Financial Accounting Standards No.  121

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 established "accounting standards for the impairment of the long-lived assets, certain identified intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of." The new statement requires the value of long-lived assets, certain identifiable intangibles, and goodwill to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this change in circumstances or other initial indication has occurred, the next step in determining whether an asset has been impaired is performed using the expected future undiscounted cash flows of assets, grouped at the lowest level for which there are identifiable cash flows, compared to the carrying value of those assets. If the undiscounted cash flow value is less than the net carrying value, the amount of impairment is then measured by comparing the discounted cash flows with the corresponding carrying values of the assets evaluated. SFAS No. 121 is effective for financial statements for
fiscal years beginning after December 15, 1995.   The Company plans to adopt
SFAS No. 121 in the first quarter of 1996. The Company's existing policy is to evaluate the realizability of long-term assets on an aggregate basis based on undiscounted cash flows. Management has accumulated preliminary cash flow information at the lowest asset grouping levels for which there are identifiable cash flows. These levels are represented by separate product line operations at individual operating locations. Based on the preliminary data, the Company's adoption of SFAS No. 121 is expected to result in a write-down of long-lived assets in a range of approximately $40 million to $45 million in the first quarter of 1996.

Accounting for income taxes

  Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109), deferred income taxes are recognized for the tax effects of temporary differences between the financial reported carrying amounts of assets and liabilities and the income tax amounts.

Financial instruments

  Prior to 1994, TVI entered into reverse interest rate swap agreements in the management of interest rate exposure. The differential to be paid or received is normally accrued as interest rates change and is recognized over the life of the agreements or hedged liability, whichever is shorter. In addition, from time to time TVI enters into

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993


forward foreign currency contracts. Gains and losses resulting from these instruments are recognized in the same period as the underlying hedged transaction. The purpose of these hedges is to reduce exposure to currency movements affecting existing foreign currency denominated assets, liabilities and firm commitments resulting primarily from trade receivables and payables and intercompany loans. There were no reverse interest rate swap agreements, foreign currency hedges or contracts, or other outstanding derivative financial instruments at December 31, 1995, other than the interest rate cap agreement as discussed in Note 7.

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

Deferred charges

  Costs incurred in conjunction with the issuance and registration of long-term debt are included in other assets and are being amortized on a straight-line basis over the term of the related debt. Amortization of these costs amounted to approximately $540,000, $711,000, and $838,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

Earnings per common share

  The computation of earnings per common share is based on net income reduced by preferred stock dividend requirements, divided by the weighted average number of outstanding common shares and common stock equivalents. Common stock equivalents include stock options outstanding under the treasury stock method for years ending 1995 and 1994. Common stock equivalents were not included in the year ending 1993 as they would be considered anti-dilutive.

Reclassification of prior year amounts

  Certain reclassifications of 1994 and 1993 amounts have been made to conform to the 1995 financial statement presentation.

Use of estimates in the preparation of financial statements

  The consolidated financial statements and related notes, which have been prepared in conformity with generally accepted accounting principles, require the use of management estimates.

3. ACQUISITIONS

  On September 6, 1995, TVI acquired the assets and operations of its former agent in Argentina for $5,000,000 in cash, the assumption of $242,000 in debt,
and acquisition costs of $373,000.   An additional contingent payment of
$758,000 will be made if certain revenue levels are realized. The assets purchased included inspection equipment used in the inspection of oil country tubular goods, sucker rod inspection technology, and covenant not to compete agreements with the former owners. The acquisition was accounted for under the purchase method of accounting.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993


  On October 7, 1994, TVI acquired all the manufacturing and inspection equipment and inventory of NDT Systems, Inc. and certain related companies (NDT) for $4,000,000 in cash. NDT manufactures and sells equipment used in the inspection of oil country tubular goods and provides oilfield inspection services in the United Kingdom.

  On February 4, 1993, the Company acquired certain assets and liabilities of DJ Inspection Services Inc. (DJ) for approximately $612,000 in cash and the assumption of approximately $1,836,000 of lease obligations. The assets purchased included inspection equipment used in the inspection of oil country tubular goods and covenant not to compete agreements from both DJ and its majority owner.

  The Company acquired the assets and certain liabilities of CTI Inspection Services Inc. on April 1, 1993. The purchase price consisted of $200,000 in cash and common stock valued at approximately $1,716,000. The acquisition has
been accounted for as a purchase.   CTI is engaged in the business of above
ground storage tank and vessel inspection.

4. ACCRUED LIABILITIES

  At December 31, accrued liabilities consist of the following (in thousands):

                                       1995     1994
                                      -------  -------
Accrued compensation...............   $ 4,531  $ 5,089
Accrued restructuring costs........     1,963    4,760
Accrued interest...................     1,760    2,471
Accrued insurance..................     3,364    3,047
Real estate, sales and other taxes.     1,126    1,183
Accrued commissions................     2,132    1,150
Other..............................     3,829    2,066
                                      -------  -------
                                      $18,705  $19,766
                                      =======  =======
5. RESTRUCTURING COSTS

   In 1993, the Company incurred a $13,256,000 restructuring charge as a result of a restructuring plan implemented in response to international and domestic market conditions. International drilling declined throughout 1993 as evidenced by the decline in the international rig count, which averaged 770 rigs for the first nine months of 1993, down from 870 rigs in the same period of 1992. In addition, heavy discounting in the domestic market resulted in lower operating margins. In response to these factors, management implemented a major restructuring plan in the third quarter of 1993.

   The restructuring charge was related mainly to estimated severance costs associated with international and domestic overhead personnel, and costs to close certain facilities. During 1995 and 1994 approximately $2,797,000 and $4,400,000, respectively, was charged against the restructuring accrual for international and domestic cash severance payments and costs associated with closing certain facilities.

   At December 31, 1995, the Company had approximately $1,963,000 remaining in accrued liabilities related to the restructuring and completion of the original
plan.   The remaining accrual at December 31, 1995 was related mainly to the continuation of foreign severance payments.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

6. INCOME TAXES

     The components of income (loss) before income taxes and extraordinary item consist of the following (in thousands):

                     DECEMBER 31,
            ------------------------------
              1995       1994      1993
            ---------  --------  ---------
Domestic.... $(2,610)   $ 1,874  $(14,713)
Foreign.....  17,815     12,415     3,906
             -------    -------  --------
             $15,205    $14,289  $(10,807)
             =======    =======  ========

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

  The provision for income taxes (benefit) before extraordinary item consists of the following at December 31 (in thousands):

                                                 1995      1994      1993
                                               --------  --------  --------
         Current provision (benefit):
           Federal.............................  $ 1,933    $  907   $  (715)
           State...............................      246       204       100
           Foreign.............................    1,150     3,989     4,386
                                                 -------    ------   -------
             Total current provision...........    3,329     5,100     3,771
                                                 -------    ------   -------
         Deferred provision (benefit):
           Federal.............................   (2,294)     (731)   (3,216)
           State...............................     (187)     (400)     (170)
           Foreign.............................    5,538     2,032    (2,830)
                                                 -------    ------
             Total deferred provision (benefit)    3,057       901    (6,216)
                                                 -------    ------   -------
             Total provision (benefit).........  $ 6,386    $6,001   $(2,445)
                                                 =======    ======   =======

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

The reconciliation of the expected to the computed tax provision (benefit) is as follows at December 31 (in thousands):


                                                                                    1995      1994      1993
                                                                                   --------  --------  --------
Tax expense (benefit) at federal statutory rate.................................  $ 5,322   $ 5,001   $(3,783)
Foreign tax credits utilized....................................................   (1,239)   (1,807)   (1,936)
Foreign withholding taxes.......................................................      927     1,243     1,761
Valuation allowance against net operating loss, net of carryover benefits.......      907       448       862
Nondeductible goodwill amortization.............................................      266       331       595
Foreign earnings subject to tax at rates differing from federal statutory rate..     (430)     (217)     (475)
Increase in federal income tax rate.............................................       --        --       394
Utilization of foreign net operating loss carryover.............................      (83)     (149)     (346)
Federal income tax provision on distributed foreign earnings....................      905     1,142       332
State income taxes, net of federal benefit......................................       33      (127)      (46)
Other, net......................................................................     (222)      136       197
                                                                                  -------   -------   -------
                                                                                  $ 6,386   $ 6,001   $(2,445)
                                                                                  =======   =======   ========

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993


   Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 are as follows (in thousands):


                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1995           1994
                                                             ------------  --------------
Gross deferred tax assets:
  Foreign tax credit carryforward.........................         $  5,943      $   4,673
  Domestic and foreign net operating losses...............            4,255          3,138
  Accrued liabilities and  other reserves.................            1,228          1,756
  Investment tax credit carryforward......................               --          1,934
  Reclamation accruals....................................               --            169
  Retirement and benefit accruals.........................              151            682
  Inventory reserves......................................            2,086          2,286
  Elimination of intercompany markup......................            - 0 -          2,054
  Minimum tax credit carryforward.........................              276            276
  Other deferred tax assets...............................              466            528
                                                                  ---------       --------
    Subtotal gross deferred tax assets....................           14,405         17,496
  Valuation allowance.....................................           (3,404)        (1,310)
                                                                  ---------       --------
Net deferred tax assets...................................           11,001         16,186
                                                                   --------      ---------
Gross deferred tax liabilities:
  Property and equipment..................................          (13,683)       (19,684)
  Intangible assets.......................................           (3,831)        (3,277)
  Reserve for legal entity restructure and foreign earnings          (2,874)        (2,874)
  Pension liability.......................................           (1,132)          (748)
  Elimination of intercompany markup......................           (2,664)            --
  All other...............................................             (707)          (436)
                                                                   --------      ---------
Gross deferred tax liabilities............................          (24,891)       (27,019)
                                                                   --------      ---------
Total net deferred tax liability..........................         $(13,890)      ($10,833)
                                                                   ========      =========

The total net deferred tax liability is comprised of $2,521 of net current tax assets and $16,411 net noncurrent deferred tax liabilities.

   The Company has undistributed earnings of foreign subsidiaries, as calculated under the laws of the jurisdiction in which the foreign subsidiary is located, of approximately $5,456,000 at December 31, 1995. If such earnings were repatriated, foreign withholding taxes of approximately $516,000 would result. The Company has already recognized and provided federal income taxes related to the majority of these earnings of its foreign subsidiaries. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the balance of such earnings were to be distributed.

   At December 31, 1995 the Company has $1,254,000 of domestic net operating losses which will be carried forward and will expire between 2007 and 2009. The utilization of the domestic net operating losses is restricted to the taxable
income of one subsidiary.   The Company also has approximately $10,878,000 of
foreign net operating loss carryforwards of which $6,178,000 can be carried forward indefinitely and the remaining $4,700,000 will expire between 1997 and 2,001.

     The Company has a valuation allowance of $2,242,000 against these net operating losses as the Company believes that the corresponding deferred tax asset may not be realizable. The Company's valuation allowance for these loss carryforwards increased from $1,310,000 at December 31, 1994 to $2,242,000 at December 31, 1995. This increase is principally related to current net operating losses that may not be realizable.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

   The Company has investment tax credit carryforwards of approximately $1,467,000 for federal income tax purposes which will expire between 1996 and 2000 if not previously utilized. The entire amount represents financial statement investment tax credit carryforwards, which if realized, will be applied to reduce noncurrent intangible assets. In addition, the Company has foreign tax credit carryforwards of $5,943,000 which will expire between 1997 and 2000. In 1995, the Company recorded a valuation allowance of $1,162,000 against the foreign tax credit carryforwards as the Company believes that the
corresponding deferred tax asset may not be realizable.   The Company also has
minimum tax credit carryforwards of $276,000, all of which can be carried forward indefinitely.

     The Company is currently engaged in tax audits and appeals in various tax jurisdictions. The years covered by each audit or appeal vary considerably among legal entities. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

     The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has assumed approximately $4,838,000 ($6,000,000 net of valuation allowance of $1,162,000) of benefit attributable to such tax planning strategies. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax liability would be charged to income in the period such determination was made.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993


7. LONG-TERM DEBT

  At December 31, long-term debt consists of the following:

                                                                                         DECEMBER 31,
                                                                                      ------------------
                                                                                        1995      1994
                                                                                      --------  --------
                                                                                        (IN THOUSANDS)
$35,000,000  Revolving Facility expiring June 30, 1997.  Interest of
  6.75% at December 31, 1995  payable as described below...........................   $ 20,000  $ 20,000
$13,000,000 Term Notes payable to lenders, interest of 6.75%
 at December 31, 1995. Principal and interest payable
 as described below through June 30, 1999..........................................      3,750    12,000
$10,000,000 Term Notes payable to lender, interest of 7.25% at December 31,
  1995.  Principal and interest payable as described below through March 31, 2000..      3,750    10,000
$7,500,000 Promissory Notes payable, interest of 11.50% at December 31, 1995
 Principal and interest payable as defined below through February 1, 1999..........      5,143     6,428
$75,000,000 senior subordinated notes, interest at 10.75% payable semi-
  annually, principal due on April 15, 2003........................................     75,000    75,000
Notes payable related to the acquisition of "SOS," interest at 10%.................         --     2,500
Industrial Development Revenue Bonds, unsecured, interest at rates 9.5% and 10%,
  maturities through October 1, 2005...............................................      2,000     2,000
$1,700,000 Promissory Note, interest at prime rate + 1% (9.5% at December 31,
  1995), principal and interest due in monthly installments through December 28,
  1997.............................................................................        816     1,160
$1,135,760 Financing Agreement, principal and interest due in monthly installments
 through August 8, 1999.  Interest of 11.49% at December 31, 1995..................        893     1,036
Other..............................................................................        265       232
                                                                                      --------  --------
Total debt.........................................................................    111,617   130,356
Less current maturities............................................................      4,562     6,505
                                                                                      --------  --------
Long-term debt due after one year..................................................   $107,055  $123,851
                                                                                      ========  ========


Principal payments of long-term debt for years subsequent to 1996 are as follows
(in thousands):


1997..............................................      $ 23,274
1998..............................................         1,552
1999..............................................         3,979
2000..............................................         1,250
Thereafter........................................        77,000
                                                        --------
                                                        $107,055
                                                        ========

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

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

  The available amount under the revolving credit facility is determined using the borrowing base, as defined, but not to exceed the maximum commitment of $35,000,000. Annual commitment fees on the unused portion of the revolver range from .325% to .5% based on certain financial ratios. The fee on letters of credit issued under the agreement is 1% per annum on the principal amount. At December 31, 1995, TVI had outstanding letters of credit amounting to approximately $5,487,000 and an available facility of approximately $9,513,000 remaining on the $35,000,000 revolving line of credit. The Company also had approximately $252,000 of outstanding letters of credit against the $1,000,000 letter of credit note and approximately $748,000 of remaining credit available. Interest on the revolving credit facility is payable quarterly , and the revolving credit agreement expires June 30, 1997.

  The term loan facility requires increasing quarterly installments with the initial payment of $500,000 beginning September 30, 1994 and the final payment
due March 31, 2000.   Mandatory prepayment is required when the Company
generates excess cash flow as defined, or upon the transfer of certain assets. A mandatory prepayment of $12,500,000 was made in December 1995 related to the sale-leaseback of the Company's Sheldon Road inspection facility in Houston, Texas.

  The credit agreement provides for the borrowers to elect interest at a base rate or a Eurodollar rate, as defined. Interest on the base rate loans accrue at base rate to base rate plus 0.5%, based on a ratio of total funded debt to earnings before interest, taxes, extraordinary gains and losses, and depreciation and amortization. Interest on Eurodollar rate loans accrues at LIBOR plus 0.75% to LIBOR plus 2.5%, based on a ratio of total funded debt to earnings before interest, taxes, extraordinary gains and losses, and depreciation and amortization. Interest is payable on all notes at calendar quarter end for base rate borrowings and on the earlier of the last business day of the interest period or three months from inception for LIBOR rate borrowings. The credit agreement requires an interest rate cap agreement be maintained beginning no later than six months from the initial borrowing date for at least $15,000,000 of the term loans and to maintain such protection for a period of not less than three years. The senior creditors have the right to match any proposed terms by outside parties with respect to interest rate cap agreements purchased by the Company.

  At December 31, 1995 the Company had purchased a $20,000,000, interest rate cap from the lenders which expires on August 31, 1997. The interest rate cap agreement entitles the Company to receive from the lenders on a quarterly basis the amounts, if any, by which the LIBOR rate exceeded 6% (from August 26, 1994 to August 31, 1996) or 8% (from August 31, 1996 to August 31, 1997) multiplied by $20,000,000 and the effective number of days outstanding on an annualized basis. The LIBOR rate at December 31, 1995 was 5.625%. Remaining payments on the interest cap agreement include three installments of $36,000 each due in February, May, and August of 1996. Management does not believe there are any credit risk or market risk associated with the interest rate cap agreement other than normal fluctuations in market interest rates. The net book value and estimated fair market value of the interest cap agreement was $87,714 at December 31, 1995, and is included in "Other Assets."

  In January 1994, the Company obtained a $7.5 million loan secured by its new inspection and coating facility in Aberdeen, Scotland. The funds were used to reduce the Company's revolving credit facility by $4.0 million and the senior term debt by $3.5 million. Interest is calculated at base rate plus 3%. Interest and principal are payable monthly through February 1, 1999.

  In April 1993, TVI issued $75,000,000 of 10.75% senior subordinate notes (Notes) due April 15, 2003. The proceeds of the Notes were used to redeem the $65,697,000 senior subordinate debentures. TVI has the option to redeem the Notes beginning in 1998 at 105 3/8% of principal ranging down to 100% of principal plus accrued interest in 2001. The Notes are subordinated to the payment in full of all senior indebtedness, as defined. Under the provisions of the indenture, TVI is prohibited from paying any dividends to the holders of common stock and acquiring or retiring for value any common stock of TVI under certain circumstances. At December 31, 1995, no retained earnings are available for payment of dividends on common stock and no other restricted payments have been made. In the event that certain assets are sold and proceeds in excess of $10,000,000 are not reinvested into related

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993


businesses or used to reduce Senior debt within 270 days, TVI is required to offer to repurchase the Notes at 100% of principal plus accrued interest on a pro rata basis. Upon a change in control and a rating decline (triggering event), TVI may be required to repurchase the Notes at 101% of principal plus accrued interest. TVI's 10.75% debentures are not traded actively on bond markets. Based on information obtained from a national brokerage company, the fair market value of the debentures was approximately $80,250,000 and $75,000,000 at December 31, 1995 and 1994, respectively, based on trades
consummated near the respective year end dates.   Management believes the
carrying amount of the Company's other debt approximates fair market value.

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

8. REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

      The holders of the Redeemable Series A Convertible Preferred Stock are entitled to receive cash dividends, at the annual rate of $7.00 per share, which are payable quarterly. The dividends are cumulative with additional dividends thereon, compounded quarterly and at the same rate, for each period such dividends remain unpaid. Accrued dividends payable of $175,000 were included in the Preferred Stock balance at December 31, 1995.

     The holders of the Preferred Stock may convert each share into ten shares of Common Stock of the Company. The Preferred Stock is redeemable at the option of the Company, at redemption prices ranging from $103.50 per share plus accrued and unpaid dividends during the 12 months beginning October 31, 1994 to $100 per share plus accrued and unpaid dividends at October 31, 1996. The redemption price at December 31, 1995 was $101.75.

     The Company must redeem all of the outstanding Preferred Stock on December 1, 1996 at $100 per share plus accrued and unpaid dividends. The Preferred Stock may be exchanged, at the option of the Company, for shares of common stock with the number of shares to be exchanged for each share of Preferred Stock equal to $100 plus any accrued and unpaid dividends divided by the then current market price of the Common Stock.

     The holders of the Preferred Stock are entitled to certain voting rights whenever dividends amounting to six quarterly dividend payments are in arrears.

9. COMMON STOCKHOLDERS' EQUITY

     A stockholder approved stock option plan reserves and authorizes the grant of options to purchase up to 1,799,000 shares of common stock to officers and key employees of the Company and 200,000 shares for non- employee members of the Board of Directors. Options granted are generally exercisable in installments starting one year from the date of grant and generally expire ten years from the date of grant.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

The following summarizes options activity:


                                                      YEARS ENDED DECEMBER 31,
                                              ----------------------------------------
                                                  1995          1994          1993
                                              ------------  ------------  ------------
Shares under option at beginning of year.....   1,325,653     1,122,324       827,974
Granted......................................     245,000       235,000       342,000
Cancelled....................................     (55,096)      (30,597)      (41,748)
Exercised....................................      (9,933)       (1,074)       (5,902)
                                              -----------   -----------   -----------
Shares under option at end of year...........   1,505,624     1,325,653     1,122,324
                                              ===========   ===========   ===========
Average price of outstanding options......... $      6.45   $      6.46   $      6.47
                                              ===========   ===========   ===========
Price range of options exercised............. $.32-$6.875   $.32-$6.875   $.32-$6.875
                                              ===========   ===========   ===========
Exercisable at end of year...................     772,374       600,437       408,075
                                              ===========   ===========   ===========
Options available for grant at end of year...     455,333       245,237       449,640
                                              ===========   ===========   ===========

     At the 1993 Annual Meeting of Stockholders, the stockholders approved a qualified stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code of 1986. As part of such plan, a maximum of 100,000 shares of the Company's common stock was authorized to be sold. The plan was activated in the second quarter of 1994, and 24,179 shares and 14,135 shares were issued at an average price of $5.16 per share and $4.36 per share in 1995 and 1994, respectively.

10. RETIREMENT AND OTHER BENEFIT PLANS

   On May 13, 1988, TVI adopted a defined contribution retirement plan, which covers substantially all domestic employees. Employees may voluntarily contribute up to 20% of compensation, as defined, to the plan. The participants' contributions are matched by the Company up to a maximum of 1 1/2% of compensation. Beginning on January 1, 1994, the Company's matching contribution was in common stock of the Company. Prior to 1994, the matching contribution was in cash. Contributions were approximately $239,000 (36,680 shares at an average transfer price of $6.51), $251,000 (40,216 shares at an average transfer price of $6.24), and $552,000 (in cash), for 1995, 1994, and 1993 respectively.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

   In connection with the acquisition of Vetco Services, TVI assumed the responsibility of two defined benefit pension plans in Germany covering substantially all full-time employees. Plan benefits are based on years of service and employee compensation for the last three years of services. The plans are unfunded and benefit payments are made directly by the Company. Pension expense includes the following components for the fiscal years ending December 31, 1995, 1994, and 1993 (in thousands):

                     1995    1994    1993
                    ------  ------  ------
Service cost....... $ 292   $ 277   $ 328
Interest cost......   564     500     448
Net amortization...  (315)   (315)   (315)
                    -----   -----   -----
Pension expense.... $ 541   $ 462   $ 461
                    =====   =====   =====

  The following table sets forth the amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                          1995     1994
                                                         -------  -------
Actuarial present value of benefit obligations:

Vested..................................................  $6,924   $6,041
Non-Vested..............................................     235      289
                                                          ------   ------
Accumulated benefit obligation..........................   7,159    6,330
Additional amounts related to projected pay increases...     900      822
                                                          ------   ------
Total projected benefit obligations.....................   8,059    7,152
Unrecognized net gain...................................   1,939    2,254
                                                          ------   ------
Pension liability.......................................   9,998    9,406
Less - amount included in current liabilities...........     129      100
                                                          ------   ------
Noncurrent portion of pension liability.................  $9,869   $9,306
                                                          ======   ======


   The rate of increase in future compensation levels used in determining the projected benefit obligations was 3% for December 31, 1995 and 1994. The discount rate was 7% for December 31, 1995 and 1994. The unrecognized net gain from the change in projected compensation levels is being amortized over ten years.

     Certain other foreign operations maintain small defined benefit and defined contribution plans.

11. COMMITMENTS AND CONTINGENCIES

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

   Rental expense related to operating leases approximated $8,258 ,000, $8,464,000, and $7,384,000, in 1995, 1994, and 1993, respectively.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                   NOTES TO CONSOLDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994,AND 1993

   Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1995 are payable as follows (in thousands):

1996............................  $ 8,487
1997............................    5,866
1998............................    4,435
1999............................    3,602
2000............................    3,372
Thereafter......................   10,209
                                  -------
Total future lease commitments..  $35,971
                                  =======

     The total future lease commitments at December 31, 1994 were $15,485,000. The increase at December 31, 1995 was mainly due to a sale-leaseback transaction for the Company's Sheldon Road inspection facility and equipment in Houston, Texas.

12. CONSOLIDATED STATEMENT OF CASH FLOWS

     The Company had the following noncash financing and investing activities (in thousands):


                                          1995    1994     1993
                                        --------  -----  --------
Acquisitions:
Fair value of assets acquired.........  $ 6,373   $  --  $ 7,951
Cash paid.............................   (5,373)     --   (1,103)
Common stock issued...................       --      --   (1,716)
                                        -------   -----  -------
Liabilities assumed...................  $ 1,000   $  --  $ 5,132
                                        =======   =====  =======
Dividends accrued on preferred stock..  $   175   $ 175  $   175
                                        =======   =====  =======

    Supplemental disclosure of cash flow information (in thousands):

Cash paid during the period for:

Interest..........................   $12,978   $11,774  $10,984
                                     =======   =======  =======
Taxes (net of refunds)............   $ 3,306   $ 3,530  $ 5,029
                                     =======   =======  =======

13. FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company provides various services in one industry segment, the inspection and coating of tubular products used in the oil and gas industry, and industrial inspection of oilfield and energy related products.

     Information about the Company's operations in various geographic areas is presented below. The Company's areas of operation outside the United States are grouped into six geographic areas, representative of the major markets served. Revenue from unaffiliated customers represents total net revenue from the respective areas after elimination of inter-geographic transactions. U.S. exports are shown with the corresponding destination of the product or service. Operating profit (loss) represents revenue less operating costs and expenses corresponding to the specific geographic areas. Identifiable assets are those assets used in the geographic areas listed and reflect eliminations of inter-geographic balances.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993



                                  UNITED                               FAR        MIDDLE       LATIN         OTHER
                                  STATES      CANADA     EUROPE       EAST         EAST       AMERICA    INTERNATIONAL  CONSOLIDATED
                                -----------  ---------  ---------  -----------  -----------  ----------  -------------  ------------
                                                                           (IN THOUSANDS)
YEAR ENDED 12/31/95:

Total revenue:
  Unaffiliated customers.......   $ 92,928     $13,664   $ 47,722    $ 15,785     $ 13,613      $5,795          $  508      $190,015

  U.S. export sales............    (12,481)         14      1,111       2,920           30       4,110           4,296            --
                                  --------     -------   --------    --------     --------      ------          ------      --------

TOTAL..........................   $ 80,447     $13,678   $ 48,833    $ 18,705     $ 13,643      $9,905          $4,804      $190,015
                                  ========     =======   ========    ========     ========      ======          ======      ========

Operating profit...............   $  3,463     $ 5,383   $  7,764    $  4,939     $  1,721      $3,294          $  896      $ 27,460
                                  ========     =======   ========    ========     ========      ======          ======      ========

Identifiable assets............   $156,733     $12,356   $ 90,567    $ 27,881     $  9,892      $8,510          $  740      $306,679
                                  ========     =======   ========    ========     ========      ======          ======      ========

YEAR ENDED 12/31/94:

Total revenue:

   Unaffiliated customers......   $ 92,873     $13,876   $ 51,415    $ 15,515     $ 16,775      $1,345          $  376      $192,175

   U.S. export sales...........    (14,532)         --      2,628       1,066          152       6,220           4,466            --
                                  --------     -------   --------    --------     --------      ------          ------      --------

TOTAL..........................   $ 78,341     $13,876   $ 54,043    $ 16,581     $ 16,927      $7,565          $4,842      $192,175
                                  ========     =======   ========    ========     ========      ======          ======      ========

Operating profit...............   $  1,078     $ 5,608   $  9,611    $  2,705     $  3,459      $3,513          $1,074      $ 27,048
                                  ========     =======   ========    ========     ========      ======          ======      ========

Identifiable assets............   $167,203     $12,899   $ 94,166    $ 29,367     $ 11,719      $  908          $  765      $317,027
                                  ========     =======   ========    ========     ========      ======          ======      ========

YEAR ENDED 12/31/93:

Total revenue:

  Unaffiliated customers.......   $ 87,183     $13,599   $ 43,952    $ 15,711     $ 20,252      $  504          $2,139      $183,340

  U.S. export sales............    (12,366)          7      4,199       1,938          768       3,730           1,724            --
                                  --------     -------   --------    --------     --------      ------          ------      --------

TOTAL..........................   $ 74,817     $13,606   $ 48,151    $ 17,649     $ 21,020      $4,234          $3,863      $183,340
                                  ========     =======   ========    ========     ========      ======          ======      ========

Operating profit (loss)........   $(11,378)    $ 4,174   $  3,405    $    278     $  2,628      $2,043          $1,295      $  2,445
                                  ========     =======   ========    ========     ========      ======          ======      ========

Identifiable assets............   $168,228     $12,139   $ 87,751    $ 29,718     $ 11,893      $  379          $   --      $310,108
                                  ========     =======   ========    ========     ========      ======          ======      ========

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993



14.  QUARTERLY FINANCIAL  INFORMATION (UNAUDITED)

       Summarized quarterly financial information for 1995, 1994 and 1993 is as follows:

                                                                                                EARNINGS
                                                                                                 (LOSS)
                                                                      OPERATING       NET          PER
                                                                        PROFIT       INCOME      COMMON
                                                             REVENUE     (LOSS)       (LOSS)       SHARE
                                                            ---------  ----------   ----------   ---------
                                                          (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
1995
    First Quarter.......................................     $ 43,686    $  4,661     $  1,042        $.05
    Second Quarter......................................       45,652       5,784        1,872         .09
    Third Quarter.......................................       47,067       7,012        2,002         .10
    Fourth Quarter......................................       53,610      10,003        3,903         .20
                                                             --------    --------     --------      ------
      Total Year........................................     $190,015    $ 27,460     $  8,819        $.44
                                                             ========    ========     ========      ======

1994
    First Quarter.......................................     $ 45,531    $  4,748     $  1,110        $.05
    Second Quarter......................................       45,239       5,767          727         .03
    Third Quarter.......................................       49,453       7,457        2,234         .11
    Fourth Quarter......................................       51,952       9,076        3,453         .18
                                                             --------    --------     --------      ------
      Total Year........................................     $192,175    $ 27,048     $  7,524       $. 37
                                                             ========    ========     ========      ======

1993
    First Quarter.......................................     $ 39,789    $  3,244     $    643        $.03
    Second Quarter......................................       45,212       4,433       (3,977)       (.23)
    Third Quarter.......................................       48,777     (10,204)     (11,125)       (.61)
    Fourth Quarter......................................       49,562       4,972        1,600         .08
                                                             --------    --------     --------      ------
      Total Year........................................     $183,340    $  2,445     $(12,859)      ($.74)
                                                             ========    ========     ========      ======

The second quarter 1995 results included a $1,665,000 net gain from an arbitration award and a $1,000,000 expense accrual for an Italian affiliate. Results for the fourth quarter 1994 were benefitted by a $1,327,000 gain from an insurance settlement. The second quarter 1994 net income and earnings per common share includes an extraordinary item of $764,000 after tax, or $.04. The second quarter 1993 net loss and loss per common share includes an extraordinary item of $4,497,000 after tax, or $.25. The third quarter 1993 net loss included a restructuring charge of $13,256,000.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

15.  SUMMARIZED FINANCIAL INFORMATION OF REGISTRANT (TVI)

      The following is summarized balance sheet information for TVI as of December 31, 1995 and December 31, 1994 and summarized consolidated statements of operations for the years ended December 31, 1995, 1994, and 1993 (in thousands). TVI's $75,000,000 10.75% senior subordinated notes are fully and unconditionally guaranteed by the Company.

SUMMARIZED CONSOLIDATED BALANCE SHEETS


                                                            DECEMBER 31,  DECEMBER 31,
                                                                1995          1994
                                                            ------------  ------------

                          ASSETS
Current assets...........................................       $ 98,502      $ 84,327
Noncurrent assets........................................        202,833       215,827
                                                                --------      --------
  Total assets...........................................       $301,335      $300,154
                                                                ========      ========

                   LIABILITIES AND EQUITY
                   ----------------------
Current liabilities......................................       $ 38,463      $ 36,100
Noncurrent liabilities...................................        130,617       140,980
Stockholders' equity.....................................        132,255       123,074
                                                                --------      --------
  Total liabilities and equity...........................       $301,335      $300,154
                                                                ========      ========

                                                                           YEARS ENDED
                                                                           DECEMBER 31,
                                                                           ------------
SUMMARIZED CONSOLIDATED STATEMENTS OF INCOME.............           1995          1994       1993
                                                                  --------      --------  ---------
Revenue..................................................       $187,891      $189,231   $181,004
                                                                ========      ========  =========
Operating profit.........................................       $ 27,596      $ 26,712   $  3,384
                                                                ========      ========  =========
Income (loss) before income taxes and extraordinary item.       $ 15,594      $ 15,034   $ (9,788)
                                                                ========      ========  =========
Net income (loss)........................................       $  9,050      $  8,001   $(12,086)
                                                                ========      ========  =========


16.  SUBSEQUENT EVENTS - MERGER WITH D.O.S. LTD.

   On January 4, 1996, the Company announced that it had reached a definitive merger agreement with D.O.S. Ltd. ("DOS"). The agreement provides that, upon consummation of the merger, stockholders of DOS will receive .4645 shares of the Company's common stock for each share of issued and outstanding DOS common stock, and that DOS will become a wholly-owned subsidiary of the Company. The merger is subject to a number of conditions including the approval of the Company's shareholders.

  In connection with this proposed merger, the Company also announced (i) the sale of 4,200,000 shares of Tuboscope Common Stock and warrants to purchase up to 2,533,000 shares of Tuboscope Common Stock for $31,000,000 to an investment group, and (ii) the exchange of 100,000 shares of outstanding Tuboscope Series A Preferred Stock for 1,500,000 shares of Tuboscope Common Stock and warrants to purchase up to 1,250,000 shares of Tuboscope Common Stock. In March 1996, a definitive proxy statement was mailed to stockholders disclosing the terms and conditions of such transactions.

                                                                      SCHEDULE I
                                                                      ==========


                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                             (PARENT COMPANY ONLY)

                           DECEMBER 31, 1995 AND 1994




                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       1995       1994
                                                                                     ---------  ---------
                                    A S S E T S                                         (IN THOUSANDS)
Cash...............................................................................  $      9   $      9
Investment in subsidiaries.........................................................   132,496    124,122
                                                                                     --------   --------
Total assets.......................................................................  $132,505   $124,131
                                                                                     ========   ========

                   L I A B I L I T I E S  A N D  E Q U I T Y
                   -----------------------------------------
Amounts due TVI....................................................................  $    889   $    532
Redeemable Series A Convertible Preferred Stock, $.01 par value, 5,000,000 shares
   authorized, 100,000 shares issued and outstanding...............................    10,175     10,175
Common stockholders' equity:
    Common stock, $.01 par value 35,000,000 shares authorized, 18,546,075  shares
       issued and outstanding (18,466,763 at December 31, 1994)....................       185        184
    Paid-in capital................................................................   116,379    115,982
    Retained earnings (deficit)....................................................     6,650     (1,469)
    Cumulative translation adjustment..............................................    (1,773)    (1,273)
                                                                                     --------   --------
Total common stockholders' equity..................................................   121,441    113,424
                                                                                     ========   --------

Total liabilities and equity.......................................................  $132,505   $124,131
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

                                                                      SCHEDULE I


                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                              DECEMBER 31,
                                                      -----------------------------
                                                        1995      1994      1993
                                                      --------  --------  ---------
                                                             (IN THOUSANDS)

Equity in net earnings (loss) of subsidiaries.......   $8,874    $7,563   ($12,821)
State franchise tax and other.......................      (55)      (39)       (38)
                                                       ------    ------   --------
Net income (loss)...................................    8,819     7,524    (12,859)
Dividends applicable to redeemable preferred stock..      700       700        700
                                                       ------    ------   --------
Net income (loss) applicable to common stock........   $8,119    $6,824   ($13,559)
                                                       ======    ======   ========



                  See notes to condensed financial statements.

                                                                      SCHEDULE I



                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                                                DECEMBER 31,
                                                                                        -----------------------------
                                                                                          1995      1994      1993
                                                                                        --------  --------  ---------
                                                                                               (IN THOUSANDS)
Cash flows from operating activities:
      Net income (loss)...............................................................  $ 8,819   $ 7,524   $(12,859)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Equity in net (earnings) loss of subsidiaries.......................................   (8,874)   (7,563)    12,821
             Changes in current assets and liabilities:
      Amounts due from TVI subsidiary.................................................                 --        175
      Amounts due TVI.................................................................      357       425        734
                                                                                        -------   -------   --------
      Net cash provided by  operating activities......................................      302       386        871
                                                                                        -------   -------   --------
Cash flows used for  investing activities:
      Investment in subsidiaries......................................................       --        --       (200)
                                                                                        -------   -------   --------
Cash flows used for financing activities:
      Proceeds from sale of common stock..............................................      398       314         29
      Dividends paid on Redeemable Series A Convertible Preferred Stock...............     (700)     (700)      (700)
                                                                                        -------   -------   --------
      Net cash used for financing activities..........................................     (302)     (386)      (671)
                                                                                        -------   -------   --------
Net change in cash and cash equivalents...............................................       --        --         --
Cash and cash equivalents:
      Beginning of the year...........................................................        9         9          9
                                                                                        -------   -------   --------
      End of the year.................................................................  $     9   $     9   $      9
                                                                                        -------   =======   ========



                  See notes to condensed financial statements.

                                                                      SCHEDULE I



                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994, AND 1993

  No cash dividends were paid to Tuboscope Vetco International Corporation.

  For information concerning restrictions pertaining to the redeemable preferred stock and the common stock and commitments and contingencies, see Notes 7, 8, 9 and 11 of notes to consolidated financial statements of Tuboscope Vetco International Corporation.

                                                                     SCHEDULE II


                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                              ADDITIONS
                                                   BALANCE   (DEDUCTIONS)                BALANCE
                                                  BEGINNING   CHARGED TO   CHARGE OFFS   END OF
                                                   OF YEAR    COSTS AND     AND OTHER     YEAR
                                                  ---------    EXPENSES    ------------  -------
                                                             ------------
                                                                  (IN THOUSANDS)

Allowance for doubtful accounts:
    1995.........................................    $1,599       $ (272)        $(372)   $  955
    1994.........................................    $1,858       $   --         $(259)   $1,599
    1993.........................................    $1,396       $1,084         $(622)   $1,858

Allowance for inventory reserves:
    1995.........................................    $2,081       $ (275)        $  (9)   $1,797
    1994.........................................    $1,956       $   91         $  34    $2,081
    1993.........................................    $1,947       $    9         $  --    $1,956

Valuation allowance for deferred income taxes:
   1995.........................................     $1,310       $2,119         $ (25)   $3,404
   1994.........................................     $  862       $  665         $(217)   $1,310

                                 EXHIBIT INDEX

 EXHIBIT NO.                                DESCRIPTION                                   NOTE NO.
 ----------                                 -----------                                   --------
2(a)           Agreement and Plan of Merger, dated as of January 3, 1996, among          (Note 12)
               Tuboscope Vetco International Corporation, Grow Acquisition
               Limited and D.O.S. Ltd.

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



EXHIBIT NO.                      DESCRIPTION                                           NOTE NO.
-----------                      -----------                                           --------
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

10(k)           Description of Life Insurance Plan.                                      (Note 1)

10(l)           Amended and Restated Stock Option Plan for Key Employees of              (Note 5)
                Tuboscope Vetco International Corporation.

10(m)           Form of Revised Incentive Stock Option Agreement.                        (Note 5)

10(n)           Form of Revised Non-Qualified Stock Option Agreement.                    (Note 5)




EXHIBIT NO.                             DESCRIPTION                                     NOTE NO.
----------                              -----------                                     --------
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

10(z)         Employment Agreement, between Vetco Inspection GmbH and                    (Note 3)
              Gerhard H. Hage.

10(aa)        Lease Agreement with respect to Celle, Germany facility.                   (Note 3)

10(bb)        Building Agreement for Land at Jurong, dated May 5, 1983,                  (Note 3)
              between Jurong Town Corporation and Vetco International, Inc.

10(cc)        Lease Agreement, dated January 1, 1988, between Mohamed Alhajri            (Note 3)
              Est. and Vetco Saudi Company.

10(dd)        Lease Agreement, dated November 26, 1989, between                          (Note 3)
              Mohammed F. Al-Hajri Est. and Vetco Saudi Arabia Ltd.

10(ee)        Lease between J.G.B. Properties Limited and Vetco Inspection               (Note 3)
              GmbH.

10(ff)        Eighth and Ninth Amendment to Savings Investment Plan.                     (Note 9)




EXHIBIT NO.                   DESCRIPTION                                               NOTE NO.
-----------                   -----------                                               -------
10(gg)         Subscription Agreement, dated as of January 3, 1996, by and               (Note 12)
               between Tuboscope Vetco International Corporation and SCF-III,
               L.P.

10(hh)         Exchange Agreement, dated as of January 3, 1996, among                     Exhibit 10(hh)
               Tuboscope Vetco International Corporation and Baker Hughes
               Incorporated.

10(ii)         Voting Agreement, dated as of January 3, 1996, among Tuboscope            (Note 12)
               Vetco International Corporation, D.O.S. Ltd., D.O.S. Partners,
               L.P., Panmell (Holdings), Ltd. And Zink Industries Limited.

10(jj)         Voting Agreement, dated as of January 3, 1996, among D.O.S.               (Note 12)
               Ltd., Brentwood Associates IV, L.P. and Baker Hughes
               Incorporated.

10(kk)         Form of Amended and Restated Executive Agreement.                          Exhibit 10(kk)

10(ll)         First Amendment to Amended and Restated Employment Agreement               Exhibit 10(ll)
               between the Company, Tuboscope Vetco International Inc. and
               Martin Reid.

10(mm)         Third Amendment to General Manager Employment Agreement                    Exhibit 10(mm)
               between the Company, Tuboscope Vetco International Inc. and
               Gerhard H. Hage.

10(nn)         Third Amendment to Employment Agreement between the                        Exhibit 10(nn)
               Company, Tuboscope Vetco International Inc. and
               William V. Larkin.

10(oo)         Master Lease Agreement, dated December 18, 1995, between the               Exhibit 10(oo)
               Company and Heller Financial Leasing, Inc.

11             Statement re: computation of per share earnings.                         Exhibit 11

21             Subsidiaries.                                                             (Note 13)

23(a)          Consent of Ernst & Young.                                                Exhibit 23

27             Financial Data.                                                          Exhibit 27

------------------

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

Note 12 Previously filed in the Company's Current Report on Form 8-K filed on January 16, 1996 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 13 Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.