Form 10-Q
period 1996-03-31
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1996-05-13
CIK 860097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
(Mark One)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 1996
                                    --------------------

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ____________

     Commission file number  0-18312
                             -------

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
             ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                       76-0252850
- -------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


    2835 Holmes Road, Houston, Texas                          77051
- ----------------------------------------              -------------------
(Address of principal executive offices)                    (Zip Code)


                                (713) 799-510
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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
               YES   X        NO
                  --------      ---------

               The Registrant had 18,639,015 shares of common stock outstanding as of March 31, 1996.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                                     INDEX

                                                                       Page No.
                                                                       --------
                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
            March 31, 1996 (unaudited) and December 31, 1995             2

         Unaudited Consolidated Statements of Operations -
            For the Three Months Ended March 31, 1996 and 1995           3

         Unaudited Consolidated Statements of Cash Flows -
            For the Three Months Ended March 31, 1996 and 1995           4

         Notes to Unaudited Consolidated Financial Statements            5-6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                           7-9



                          Part II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K                                10

Signature Page                                                           11

Exhibit Index                                                            12-16

Appendix A - Financial Data Schedule                                     17

                         PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,         DECEMBER 31,
                                                                     1996               1996
                                                                  ----------         -----------
                                                                 (unaudited)
                                                                            (In thousands)
                               A S S E T S
                               -----------
Current assets:
  Cash and cash equivalents....................................     $  7,912            $  9,394
  Accounts receivable, net.....................................       50,449              52,071
  Inventory, net...............................................       14,039              14,364
  Deferred federal income taxes................................        2,521               2,521
  Prepaid expenses and other...................................        6,998               6,403
                                                                    --------            --------
     Total current assets......................................       81,919              84,753
                                                                    --------            --------
Property and equipment:
  Land, buildings and leasehold improvements...................       65,720              81,557
  Operating equipment..........................................       86,622             102,257
  Equipment leased to customers................................        2,962               2,930
  Accumulated depreciation and amortization....................      (48,146)            (46,706)
                                                                    --------            --------
     Net property and equipment................................      107,158             140,038
Identified intangibles, net....................................       18,682              29,379
Goodwill, net..................................................       27,856              47,751
Other assets, net..............................................        4,630               4,758
                                                                    --------            --------
     Total assets..............................................     $240,245            $306,679
                                                                    ========            ========

               L I A B I L I T I E S   A N D   E Q U I T Y
               -------------------------------------------
Current liabilities:
  Accounts payable.............................................     $ 14,981            $ 14,306
  Accrued liabilities..........................................       18,639              18,705
  Federal and foreign income taxes payable.....................        2,041               2,557
  Current portion of long-term debt and short-term borrowings..        4,300               4,562
                                                                    --------            --------
     Total current liabilities.................................       39,961              40,130
Long-term debt.................................................      104,159             107,055
Pension liabilities............................................        9,142               9,869
Deferred taxes payable.........................................       10,025              16,411
Other liabilities..............................................        1,368               1,598
Commitments and contingencies..................................
                                                                    --------            --------
     Total liabilities.........................................      164,655             175,063
                                                                    --------            --------
Redeemable Series A Convertible Preferred Stock, $.01 par value,
  5,000,000 shares authorized, 100,000 shares issued
  and outstanding..............................................       10,175              10,175
                                                                    --------            --------
Common stockholders' equity:
  Common stock, $.01 par value, 35,000,000 shares authorized,
  18,639,015 shares issued and outstanding (18,546,075
  at December 31, 1995)........................................          186                 186
  Paid-in capital..............................................      116,934             116,379
  Retained earnings (deficit)..................................      (49,114)              6,650
  Cumulative translation adjustment............................       (2,591)             (1,773)
                                                                    --------            --------
     Total common stockholders' equity.........................       65,415             121,441
                                                                    --------            --------
     Total liabilities and equity..............................     $240,245            $306,679
                                                                    ========            ========

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ----------------------------
                                                          1996            1995
                                                     ------------     -----------
                                                     (IN THOUSANDS, EXCEPT SHARE
                                                          AND PER SHARE DATA)
Revenue:
  Sale of services...........................        $    45,418      $    41,457
  Sale of products...........................                873            1,245
  Rental income..............................                727              984
                                                     -----------      -----------
                                                          47,018           43,686
                                                     -----------      -----------
Costs and expenses:
  Cost of services sold......................             34,731           31,814
  Cost of products sold......................                440              788
Goodwill amortization........................                192              321
  Selling, administrative and general........              5,001            5,197
  Research and engineering costs.............                837              905
Write-off of long-term assets................             63,061               --
                                                     -----------      -----------
                                                         104,262           39,025
                                                     -----------      -----------
Operating profit (loss)......................            (57,244)           4,661
Other expense (income):
  Interest expense...........................              2,595            3,201
  Interest income............................                (31)             (91)
  Foreign exchange...........................               (155)            (596)
  Other, net.................................                510              410
                                                     -----------      -----------
Income (loss) before income taxes............            (60,163)           1,737
Provision for (benefit from) income taxes....             (4,574)             695
                                                     -----------      -----------
Net income (loss)............................            (55,589)           1,042
Dividends applicable to redeemable
 preferred stock.............................                175              175
                                                     -----------      -----------
Net income (loss) applicable to common
 stock.......................................        $   (55,764)     $       867
                                                     ===========      ===========
Earnings (loss) per common share:
Income (loss) after deduction of
 preferred stock dividends...................        $     (2.97)     $       .05
Weighted average number of common shares
  outstanding................................         18,759,499       18,504,265
                                                     ===========      ===========

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              1996             1995
                                                          -----------       ----------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)................................      $  (55,589)           $ 1,042

  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Depreciation and amortization................           2,572              3,701
      Compensation related to stock plan...........              66                 72
      Write-off of long-term assets................          63,061                 --
      Benefit for deferred income taxes............          (6,386)              (488)
      Changes in current assets and liabilities:
         Accounts receivable.......................           1,622              4,839
         Inventory.................................             325             (1,643)
         Prepaid expenses and other assets.........            (692)              (935)
         Accounts payable, accrued liabilities
          and other................................             379             (1,224)
         Federal and foreign income taxes payable..            (516)              (227)
                                                          ---------            -------
      Net cash provided by operating activities....           4,842              5,137
                                                          ---------            -------
Cash flow used for investing activities:
  Capital expenditures.............................          (2,132)            (2,105)
  Acquisition cost.................................            (677)                --
  Other............................................            (671)              (300)
                                                          ---------            --------
      Net cash used for investing activities.......          (3,480)            (2,405)
                                                          ---------            --------
Cash flows used for financing
activities:
  Principal payments under financing agreements....          (3,158)              (980)
  Dividends paid on Redeemable Series A
   Convertible Preferred Stock.....................            (175)              (175)
  Proceeds from sale of common stock...............             489                 68
                                                          ---------            -------
      Net cash used for financing activities.......          (2,844)            (1,087)
                                                          ---------            -------
Net increase (decrease) in cash and
 cash equivalents..................................          (1,482)             1,645
Cash and cash equivalents:
  Beginning of period..............................           9,394              8,531
                                                          ---------            -------
  End of period....................................      $    7,912            $10,176
                                                          =========            =======
Supplemental disclosure of cash flow
 information:
  Cash paid during the three month period for:
      Interest.....................................      $      589            $ 1,481
                                                         ==========            =======
      Taxes........................................      $    2,345            $ 1,224
                                                         ==========            =======

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                          AND AS OF DECEMBER 31, 1995

1. ORGANIZATION AND BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS
     The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results of the year .

     The financial statements included in this report should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1995 Form 10-K, filed under the Securities Exchange Act of 1934 (Commission File No. 0-18312).

2.   INVENTORY
     At March 31, 1996 inventories consist of the following (in thousands):

     Components, subassemblies, and expendable parts.........  $ 10,453
     Equipment under production..............................     3,586
                                                               --------
                                                               $ 14,039
                                                               ========

3.   DIVIDEND RESTRICTIONS

     Tuboscope Vetco International Inc.'s (TVI's) Senior Bank Credit Agreement and 10.75% $75 million Senior Subordinated Notes restrict the ability of TVI to dividend or otherwise make distributions to the Company and prohibit the Company from paying dividends on its Common Stock. The terms of the Company's Series A Convertible Preferred Stock restrict the ability of the Company to pay dividends on its Common Stock.

4.   SUMMARIZED FINANCIAL INFORMATION OF REGISTRANT (TVI)

     The following is summarized balance sheet information for TVI as of March 31, 1996 and December 31, 1995 and summarized statements of operations for the three months ended March 31, 1996 and 1995 (in thousands).

     SUMMARIZED BALANCE SHEETS
                                  March 31,     December 31,
            ASSETS                  1996            1995
            ------                ---------   --------------
Current assets................     $ 96,627       $ 98,502
Noncurrent assets.............      148,038        202,833
                                   --------       --------
  Total assets................     $244,665       $301,335
                                   ========       ========

     LIABILITIES AND EQUITY
     ----------------------

Current liabilities...........     $ 38,831       $ 38,463
Noncurrent liabilities........      123,523        130,617
Stockholders' equity..........       82,311        132,255
                                   --------       --------
  Total liabilities and equity     $244,665       $301,335
                                   ========       ========


                                               Three Months Ended
                                                    March 31,
                                            ------------------------
SUMMARIZED STATEMENTS OF OPERATIONS            1996          1995
                                            ----------    ----------
Revenue.................................    $ 46,746      $ 43,172
Operating profit (loss).................    $(57,107)     $  4,709
Income (loss) before income taxes.......    $(51,349)     $  1,413
Net income (loss).......................    $(49,129)     $    904

5.  MERGER WITH D.O.S LTD.

    On April 24, 1996, pursuant to that certain Agreement and Plan of Merger dated as of January 3, 1996 by and among the Company, Grow Acquisition Limited, a Bermuda corporation and wholly owned subsidiary of the Company ("Grow"), and D.O.S. Ltd., a Bermuda corporation (Drexel), Grow was merged with and into Drexel (the "Merger"). Upon consummation of the Merger, all of the outstanding ordinary shares of Drexel were converted into the right to receive approximately 16.7 million shares of Company Common Stock.

    In connection with the Merger, on April 24, 1996 the Company sold to SCF-III, L.P., a Delaware limited partnership ("SCF"), 4,200,000 shares of Company Common Stock and warrants to purchase 2,533,000 shares of Company Common Stock at an exercise price of $10 per share expiring on December 31, 1996, for an aggregate purchase price of $31,000,000 pursuant to certain Subscription Agreement dated as of January 3, 1996 between the Company and SCF.

    Also in connection with the Merger, on April 24, 1996 Baker Hughes Incorporated ("Baker Hughes") exchanged all of its 100,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, of the Company for 1,500,000 shares of Company Common Stock and warrants to purchase 1,250,000 shares of Company Common Stock at an exercise price of $10 per share expiring on December 31, 1996, pursuant to that certain Exchange Agreement dated as of January 3, 1996 between the Company and Baker Hughes.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
- ---------------------

REVENUE. Revenue was approximately $47.0 million for the first quarter of 1996 compared to approximately $43.7 million for the first quarter of 1995, an increase of $3.3 million or 8%.

Revenue from the Company's Oilfield Services, comprised of Inspection and Coating, was approximately $38.3 million for the first quarter of 1996, up $4.3 million or 13% from $34.0 million in the first quarter of 1995. International Inspection revenue increased $2.5 million due to a $3.7 million increase in Latin America inspection revenue as a result of the acquisition of an Argentina operation in September 1995 and a large contract in Colombia awarded in the fourth quarter of 1995. The increase in Latin America inspection revenue was slightly offset by first quarter 1995 equipment sales related to an Algerian
reclamation facility.   North America inspection revenue was up $1.4 million due
to improved operations and an expanding customer base in the Company's Houston, Texas Sheldon Road facility, and a slight improvement in North America rig activity. Worldwide Coating revenue was up $341,000 or 3% in the first quarter of 1996 due to equipment sales in Russia, offset partially by a decline in revenue of $375,000 or 10%, at International Coating plants.

Pipeline Services revenue of $3.2 million for the first three months of 1996 represented an increase of $153,000 or 5% over 1995. Revenue was higher due to greater pipeline work in Argentina offset to some degree by lower revenue in the Middle East.

Industrial Inspection revenue was $3.4 million for the first quarter of 1996, a decrease of $269,000 or 7% compared to 1995. Industrial Inspection revenue declined as a result of less work at a German nuclear power plant due to weather problems and lower revenue in the Middle East.

Mill Systems and Sales revenue was $1.6 million for the first quarter of 1996, a decrease of $400,000 or 19% compared to the same quarter in 1995. The decline was due to lower equipment sales from the Company's NDT Systems operation.

Other revenue was approximately $500,000 in the first quarter of 1996, down $400,000 compared to the first quarter of 1995, due to lower revenue from the Company's tank inspection operations.

GROSS MARGIN AND GROSS PROFIT. Gross profit was approximately $11.7 million or 24.8% for the first quarter of 1996, up from $10.8 million or 24.6% in 1995. The primary reason for the improvement in gross profit dollars and percent was lower depreciation and amortization expense of approximately $900,000 in the first quarter of 1996 compared to 1995 due to the write-off of long-term assets as discussed below. In addition, gross profit dollars were up due to greater revenue and operating profit from Latin American operations. These factors were offset to some degree by a $295,000 increase in operating costs associated with the sale-leaseback of the Sheldon Road facility which was completed in December 1995.

Gross margins (defined as revenue minus variable expense) were 43.8% and 45.9% for the first quarter of 1996 and 1995, respectively. Revenue mix resulted in lower gross margin percentages as the shift to stand alone operations in Argentina and Colombia from agency arrangements (which had lower revenue, but higher margins), lower revenue from mill equipment sales, and lower International Coating revenue which usually provides higher margins, combined to contribute to lower gross margin percentages.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs were $5.0 million and $5.2 million for the first quarter of 1996 and 1995, respectively. The decrease was due mainly to lower depreciation costs of approximately $200,000.

RESEARCH AND ENGINEERING COSTS. Research and engineering costs were $837,000 and $905,000 for the first quarter of 1996 and 1995, respectively. Research and engineering costs consisted mainly of costs associated with the Company's Rotary UT Inspection (TruscopeTM) and Hi-Resolution Pipeline (TruResTM) projects.

WRITE-OFF OF LONG-TERM ASSETS. The first quarter 1996 write-off of long-term assets of $63.1 million included a writedown of approximately $50.8 million associated with the Company's adoption of SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of and a decision by management to sell certain assets, primarily as a result of the merger with Drexel, which resulted in additional write-downs of approximately $12.3 million.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 established "accounting standards for the impairment of the long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets
and certain identifiable intangibles to be disposed of."   The new statement
requires the value of long-lived assets, certain identifiable intangibles, and goodwill to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If this change in circumstances or other initial indication has occurred, the next step in determining whether an asset has been impaired is performed using the expected future undiscounted cash flows of assets, grouped at the lowest level for which there are identifiable cash flows, compared to the carrying value of those assets. If the undiscounted cash flow value is less than the net carrying value, the amount of impairment is then measured by comparing the discounted cash flows with the corresponding carrying values of the assets evaluated. The Company's previous policy was to evaluate the realizability of long-term assets on an aggregate basis based on undiscounted cash flows. Management accumulated cash flow information at the lowest asset grouping levels for which there were identifiable cash flows. These levels were represented by separate product line operations at individual operating locations. Based on the data, the Company's adoption of SFAS No. 121 resulted in a write-down of long-lived assets of approximately $50.8 million in the first quarter of 1996.

The majority of the SFAS No. 121 write-down was in international locations such as Italy, Saudi Arabia, Japan, and Germany which have experienced significant reductions in rig activity and other business declines since the Company's acquisition of substantially all the foreign operations of Baker Hughes Tubular Services, Inc. (Vetco Services) in October 1991. In addition, the analysis of individual U.S. locations by identifiable cash flows for individual asset locations resulted in additional write-downs.

In addition to the write-down of $50.8 million associated with the adoption of SFAS No. 121, the Company recognized $12.3 million of write-downs associated with the decision to sell certain assets. A decision was made to sell the Company's Corporate Headquarters on Holmes Road in Houston, Texas in the first quarter of 1996. The decision was made in connection with the Drexel merger and the Company has recognized a significant write-down represented by the difference between the facility's net book value and estimated fair value less costs to sell. A decision has also been made by the Company to sell certain tank inspection equipment and related operations which are currently performing below acceptable levels.

OPERATING PROFIT. Excluding the write-off of long-term assets, operating profit was $5.8 million for the first quarter of 1996 compared to $4.7 million in 1995. The improvement was due to lower depreciation and amortization expense, and greater operating profit from Latin American operations, offset by lower gross margin percentages due to a negative product line mix as discussed above.

INTEREST EXPENSE. Interest expense was $2.6 million for the first three months of 1996, down from $3.2 million in 1995 due to lower outstanding debt balances.

OTHER EXPENSE (INCOME). Other expense (income), which includes interest income, foreign exchange, and other expense (net), resulted in net expense of $321,000 for the first quarter of 1996 compared to income of $277,000 in 1995. The first quarter of 1995 results included foreign exchange gains as a result of the weaker U.S. dollar and gains on foreign subsidiaries which had U.S. dollar payables (accounts and notes).

PROVISION FOR INCOME TAXES. The effective tax rate on operating profits, excluding the write-off of long-term assets, for the quarter ended March 31, 1996 was 38% compared to 40% for the period ended March 31, 1995. The slight improvement in the rate is due in part to the elimination of non-deductible goodwill amortization through the SFAS No. 121 write-off. The effective tax rate of the write-off of long-term assets and the resulting tax consequences was 9%. Included therein is an increase in the valuation allowance against foreign tax credits and a provision for tax contingencies in foreign jurisdictions.

NET INCOME (LOSS). The first quarter 1996 net loss was $55.6 million compared to the first quarter 1995 net income of $1.0 million due to the factors discussed above.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

For the three months ended March 31, 1996, the Company generated $4.8 million of cash from operations as compared to $5.1 million for the same period ended March 31, 1995. The Company's principal use of the cash generated from operations were for capital expenditures, costs of acquisitions, and debt payments. At March 31, 1996, working capital was $42.0 million, down approximately $2.7 million from December 31, 1995. The majority of the decrease was due to a $1.6 million decrease in accounts receivable as revenue in the fourth quarter of 1995 was 12% greater than the first quarter of 1996.

For the three months ended March 31, 1996 and 1995 cash flows used for investing activities were $3.5 million and $2.4 million, respectively. Capital expenditures consist primarily of routine renovations and additions to property and equipment. Capital spending for the first quarter of 1996 was related primarily to the Company's hi-resolution pipeline tool (TruResTM) and inspection equipment for Latin American operations.

For the three months ended March 31, 1996, net cash used for financing activities was $2.8 million compared to $1.1 million for the same period in 1995. The majority of the cash flow used for financing activities relates to principal payments on the Company's debt. Current and long-term debt was $108.5 million at March 31, 1996, a decrease of $3.2 million from December 31, 1995. The Company's outstanding debt at March 31, 1995 consisted of $75 million of 10.75% Senior Subordinated Notes due 2003, $5.7 million of term loans due under the Company's Senior Credit Agreement, $20.0 million due under the Company's $35 million revolving credit facility, $4.8 million of notes payable related to the construction of the Aberdeen, Scotland coating facility, $2.0 million of industrial revenue bonds, and $1.0 million of other outstanding debt.

The Company had $10.5 million available for borrowing at March 31, 1996 under a $35 million revolving credit facility. Approximately $5.5 million of this revolving line of credit facility was used for outstanding letters of credit. The Company also had $245,000 of outstanding letters of credit against the $1 million letter of credit note under this facility, and approximately $755,000 of remaining credit available.

TVI's bank credit agreement and Senior Subordinated Notes prohibit the Company from paying dividends on its Common Stock.

As discussed above, on April 24, 1996 the Company acquired Drexel, sold shares of its Common Stock and warrants to purchase shares of its Common Stock, and issued shares of its Common Stock and warrants to purchase shares of its Common Stock in exchange for all of the outstanding shares of its Series A Convertible Preferred Stock.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 12.

         (b) A Report on Form 8-K was filed on January 16, 1996 regarding the merger with Drexel.

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

                                             TUBOSCOPE VETCO
                                             INTERNATIONAL CORPORATION
                                             -------------------------
                                             (Registrant)



Date:     May  10, 1996                      /s/ Joseph C. Winkler
- -----------------------                      ----------------------------------
                                             Joseph C. Winkler
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Treasurer (Duly Authorized
                                             Officer, Principal Financial
                                             and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION                                    NOTE NO.
- -----------              -----------                                    --------
2(a)           Agreement and Plan of Merger, dated as of January 3,     (Note 12)
               1996, among Tuboscope Vetco International Corporation,
               Grow  Acquisition Limited and D.O.S. Ltd.

3(a)           Restated Certificate of Incorporation, dated             (Note 7)
               March 12, 1990.

3(b)           Amended and Restated Bylaws.                             (Note 2)

3(c)           Certificate of Designation of Series A                   (Note 3)
               Convertible Preferred Stock, dated October 22, 1991.

3(d)           Certificate of Amendment to Restated Certificate         (Note 10)
               of Incorporation dated May 12, 1992.

3(e)           Certificate of Amendment to Restated Certificate         (Note 11)
               of Incorporation dated May 10, 1994.

4(a)           Stockholders' Agreement, dated May 13, 1988, between     (Note 1)
               the Company, Brentwood, Hub, the Management Investors,
               the Other Investors, and the Institutional Investors,
               including the Common Stock Registration Rights
               Agreement attached thereto as Exhibit A.

4(b)           Purchase Agreement, dated May 13, 1988, between the      (Note 1)
               Company, Tuboscope Acquisition Corporation and the
               and the purchasers named on the execution pages
               thereto.

4(c)           Indenture (including the form of Note), dated as         (Note 4)
               of April 1, 1993, among Tuboscope Vetco International
               Inc., the Company and Norwest Bank Minnesota,
               National Association, as Trustee, regarding the
               10 3/4% Senior Subordinated Notes due 2003 of
               Tuboscope Vetco International Inc.

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

4(i)           Purchase Agreement, dated as of September 30, 1991,      (Note 3)
               between the Company and BHI Hughes Incorporated relating
               to Vetco Services Acquisition.

4(j)     Secured Credit Agreement, dated June 30, 1994, between        (Note 9)
         Tuboscope Vetco International Inc., CTI Inspection Services
         Inc., Tuboscope Vetco Capital Corp, Tuboscope Vetco
         International Corporation and ABN AMRO Bank, .V., as Agent.

10(a)    Form of Employment Agreement, dated May 13, 1988,             (Note 1)
         between Tuboscope Inc., the Company and William V. Larkin
         and E. Wayne Overman.

10(b)    Savings Investment Plan, dated May 13, 1988, as amended by    (Note 1)
         First Amendment to Savings Investment Plan.

10(c)    Second, Third and Fourth Amendments to Savings Investment     (Note 4)
         Plan.

10(d)    Fifth, Sixth and Seventh Amendments to Savings Investment     (Note 8)
         Plan.

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

10(h)    Lease Agreement, dated June 10, 1977, between Batinorest      (Note 1)
         and A.M.F. France.

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

10(k)    Description of Life Insurance Plan.                           (Note 1)

10(l)    Amended and Restated Stock Option Plan for Key Employees of   (Note 5)
         Tuboscope Vetco International Corporation.

10(m)    Form of Revised Incentive Stock Option Agreement.             (Note 5)


10(n)    Form of Revised Non-Qualified Stock Option Agreement.         (Note 5)

10(o)    Stock Option Plan for Non-Employee Directors of Tuboscope     (Note 6)
         Vetco International Corporation.

10(p)    Amendment to Stock Option Plan for Non-Employee Directors of  (Note 6)
         Tuboscope Vetco International Corporation.

10(q)    Form of Non-Qualified Stock Option Agreement.                 (Note 6)

10(r)      Employee Qualified Stock Purchase Plan.                      (Note 8)

10(s)      Purchase Agreement, dated as of July 20, 1990, by and among  (Note 7)
           Oil and Gas Manufacturing Company, Inc., F.T. Glascock,
           Thomas C. Glascock, J. David Glascock, Hutchison-Hayes
           International, Inc., John F. Joplin, William F. Joplin,
           Sound Optics Systems, Inc. dba Sound Optical Systems,
           Inc. and Tuboscope Inc.

10(t)      Form of Employment Agreement, dated July 23, 1990, between   (Note 7)
           Tuboscope Inc. and Thomas Glascock and William Glascock.

10(u) Purchase Agreement, dated as of September 30, 1991, between (Note 3) the Company and BHI relating to the Vetco Services
           Acquisition.

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

10(y) Letter agreement, dated March 5, 1990 amending the Agreement (Note 3) to Purchase, Sell and Sublease dated June 9, 1980 between
           AMF Tuboscope Inc. and Alaska International Construction,
           Inc. as amended June 12, 1980.

10(z)      Employment Agreement, between Vetco Inspection GmbH and      (Note 3)
           Gerhard H. Hage.

10(aa)     Lease Agreement with respect to Celle, Germany facility.     (Note 3)

10(bb)     Building Agreement for Land at Jurong, dated May 5, 1983,    (Note 3)
           between Jurong Town Corporation and Vetco International,
           Inc.

10(cc)     Lease Agreement, dated January 1, 1988, between Mohamed      (Note 3)
           Alhajri Est. and Vetco Saudi Company.

10(dd)     Lease Agreement, dated November 26, 1989, between Mohammed   (Note 3)
           F. Al-Hajri Est. and Vetco Saudi Arabia Ltd.

10(ee)     Lease between J.G.B. Properties Limited and Vetco            (Note 3)
           Inspection GmbH.

10(ff)     Eighth and Ninth Amendment to Savings Investment Plan.       (Note 9)


10(gg)     Subscription Agreement, dated as                             (Note 12)
           of January 3, 1996, by and between Tuboscope Vetco
           International Corporation and SCF-III, L.P.

10(hh)     Exchange Agreement, dated as of January 3, 1996, among       (Note 14)
           Tuboscope Vetco International Corporation and Baker Hughes
           Incorporated.

10(ii)   Voting Agreement, dated as of January 3, 1996, among        (Note 12)
         Tuboscope Vetco International Corporation, D.O.S. Ltd.,
         D.O.S. Partners, L.P., Panmell (Holdings), Ltd.
         And Zink Industries Limited.

10(jj)   Voting Agreement, dated as of January 3, 1996, among        (Note 12)
         D.O.S. Ltd., Brentwood Associates IV, L.P. and Baker Hughes
         Incorporated.

10(kk)   Form of Amended and Restated Executive Agreement.           (Note 14)


10(ll)   First Amendment to Amended and Restated Employment          (Note 14)
         Agreement between the Company, Tuboscope Vetco
         International Inc. and Martin Reid.

10(mm)   Third Amendment to General Manager Employment Agreement     (Note 14)
         between the Company, Tuboscope Vetco International Inc.
         and Gerhard H. Hage.

10(nn)   Third Amendment to Employment Agreement between the         (Note 14)
         Company, Tuboscope Vetco International Inc. and William
         V. Larkin.

10(oo)   Master Lease Agreement, dated December 18, 1995, between    (Note 14)
         the Company and Heller Financial Leasing, Inc.

27       Financial Data.                                             Exhibit 27



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

Note 14 Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein pursant to Rule 12b-32 of the Exchange Act.