Form 10-Q
period 1996-06-30
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1996-08-14
CIK 860097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
(Mark One)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1996
                                   -----------------------------

                                      OR
     [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to  __________________
     Commission file number         0-18312
                            ------------------------------

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                           76-0252850
- -------------------------------                   ------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


   2835 Holmes Road, Houston, Texas                             77051
- --------------------------------------                 -----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                YES   X        NO______
                   -------

     The Registrant had 41,566,030 shares of common stock outstanding as of June 30, 1996.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                                     INDEX


                                                                        Page No.
                                                                       ---------
                         Part I - FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Consolidated Balance Sheets -
              June 30, 1996 (unaudited) and December 31, 1995                2

          Unaudited Consolidated Statements of Operations -
              For the Three and Six Months Ended  June 30, 1996 and 1995     3

          Unaudited Consolidated Statements of Cash Flows -
              For the Six Months Ended June 30, 1996 and 1995                4

          Notes to Unaudited Consolidated Financial Statements              5-7

Item 2.   Management's Discussion and Analysis of Results
              of Operations and Financial Condition                        8-10


                          Part II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               11

Item 6.   Exhibits and Reports on Form 8-K                                  11

Signature Page                                                              12

Exhibit Index                                                              13-16

Appendix A - Financial Data Schedule                                        17

                        PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                          JUNE 30    DECEMBER 31,
                                                                                                           1996          1995
                                                                                                        -----------  -------------
                                                                                                        (UNAUDITED)
                                                                                                                (IN THOUSANDS)
                                               A S S E T S
                                               -----------
Current assets:
   Cash and cash equivalents...........................................................................    $ 11,352       $  9,394
   Accounts receivable, net............................................................................      97,018         52,071
   Inventory, net......................................................................................      41,122         14,364
   Deferred federal income taxes.......................................................................       4,689          2,521
   Prepaid expenses and other..........................................................................      10,139          6,403
                                                                                                           --------       --------

       Total current assets............................................................................     164,320         84,753
                                                                                                           --------       --------
Property and equipment:
   Land, buildings and leasehold improvements..........................................................      75,712         81,557
   Operating equipment and equipment leased to customers...............................................     135,329        105,187
   Accumulated depreciation and amortization...........................................................     (50,820)       (46,706)
                                                                                                           --------       --------
       Net property and equipment......................................................................     160,221        140,038
Identified intangibles, net............................................................................      21,388         29,379
Goodwill, net..........................................................................................     116,944         47,751
Other assets, net......................................................................................       4,912          4,758
                                                                                                           --------       --------
       Total assets....................................................................................    $467,785       $306,679
                                                                                                           ========       ========

                                             L I A B I L I T I E S  A N D  E Q U I T Y
                                             -----------------------------------------
Current liabilities:
   Accounts payable....................................................................................    $ 38,139       $ 14,306
   Accrued liabilities.................................................................................      40,087         18,705
   Federal and foreign income taxes payable............................................................       3,006          2,557
   Current portion of long-term debt and short-term borrowings.........................................      32,454          4,562
                                                                                                           --------       --------
       Total current liabilities.......................................................................     113,686         40,130
Long-term debt.........................................................................................     121,092        107,055
Pension liabilities....................................................................................       9,142          9,869
Deferred taxes payable.................................................................................      15,693         16,411
Other liabilities......................................................................................       1,289          1,598
Commitments and contingencies..........................................................................
                                                                                                           --------       --------
       Total liabilities...............................................................................     260,902        175,063
                                                                                                           --------       --------
Redeemable Series A Convertible Preferred Stock........................................................          --         10,175
                                                                                                           --------       --------
Common stockholders' equity:
  Common stock, $.01 par value, 60,000,000 shares authorized, 41,566,030 shares
     issued and outstanding (18,546,075 at December 31, 1995)..........................................         411            185

  Paid-in capital......................................................................................     258,996        116,379
  Retained earnings (deficit)..........................................................................     (50,126)         6,650
  Cumulative translation adjustment....................................................................      (2,398)        (1,773)
                                                                                                           --------       --------
       Total common stockholders' equity...............................................................     206,883        121,441
                                                                                                           --------       --------
       Total liabilities and equity....................................................................    $467,785       $306,679
                                                                                                           ========       ========

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                          1996            1995           1996             1995
                                                         ------          ------         ------           ------
                                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenue............................................         $94,643         $45,652        $141,661         $89,338
Costs and expenses:
  Costs of services and products sold..............          66,144          33,513         101,315          66,115
  Goodwill amortization............................             671             330             863             651
  Selling, general, and administration.............          10,784           5,140          15,785          10,337
  Research and engineering costs...................             928             885           1,765           1,790
  Write-off of long-term assets....................              --              --          63,061              --
  Drexel transaction costs.........................          11,206              --          11,206              --
                                                        -----------    ------------     -----------     -----------
                                                             89,733          39,868         193,995          78,893
                                                        -----------    ------------     -----------     -----------
Operating profit...................................           4,910           5,784         (52,334)         10,445
  Other expense (income):
  Interest expense...................................         3,415           3,166           6,010           6,367
  Interest income....................................          (100)            (56)           (131)           (104)
  Foreign exchange...................................          (190)           (349)           (345)           (945)
  Other, net.........................................           314             (97)            824             270
                                                        -----------    ------------     -----------     -----------
Income before income taxes.........................           1,471           3,120         (58,692)          4,857
                                                        -----------    ------------     -----------     -----------
Provision (benefit) for income taxes...............           2,658           1,248          (1,916)          1,943
                                                        -----------    ------------     -----------     -----------
Net income (loss)..................................          (1,187)          1,872         (56,776)          2,914
Dividends applicable to redeemable preferred stock.            (175)            175             --              350
                                                        -----------    ------------     -----------     -----------
Net income (loss) applicable to common stock.......         ($1,012)         $1,697        ($56,776)         $2,564
                                                        ===========    ============     ===========     ===========
Earnings per common share:
   Net income (loss)...............................          ($0.02)          $0.09          ($1.86)          $0.14
                                                        ===========    ============     ===========     ===========
Weighted average number of common shares                 42,191,793      18,521,966      30,475,362      18,513,116
outstanding........................................     ===========    ============     ===========     ===========

            See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                       1996       1995
                                                                                    ----------  --------
                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)................................................................   ($56,776)  $ 2,914
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
     Depreciation and amortization.................................................      6,960     7,650
     Provision (recovery) for losses on accounts receivable........................         36      (119)
     Benefit for deferred income taxes.............................................     (6,578)     (523)
     Compensation related to employee 401(K) plan..................................        126       130
     Write-off of  long term assets................................................     63,061        --
     Changes in current assets and liabilities, net of effects of acquired companies:
         Accounts receivable.......................................................    (12,434)    1,441
         Inventory.................................................................        485    (1,384)
         Prepaid expenses and other assets.........................................     (2,119)   (1,288)
         Accounts payable,  accrued liabilities, and other.........................      7,842    (3,541)
         Federal and foreign income taxes payable..................................     (1,033)       80
         Pension liabilities.......................................................       (727)    1,027
                                                                                     ---------   -------
     Net cash provided by (used in)  operating activities..........................     (1,157)    6,387
                                                                                     ---------   -------
Cash flows used in investing activities:
  Capital expenditures.............................................................     (7,771)   (3,837)
  Net assets of acquired companies, net of cash acquired...........................    (19,005)       --
  Other............................................................................     (1,292)     (785)
                                                                                     ---------   -------
     Net cash used in investing activities.........................................    (28,068)   (4,622)
                                                                                     ---------   -------
Cash flows provided by financing activities:
  Borrowings under financing agreements............................................      4,800       502
  Principal payments under financing agreements....................................     (6,152)   (2,503)
  Foreign currency options.........................................................         --      (258)
  Dividends paid on Redeemable Series A Convertible Preferred Stock................       (175)     (350)
  Cash received in Drexel Merger...................................................      2,101        --
  Proceeds from sale of Common  Stock and warrants.................................     30,609       101
                                                                                     ---------   -------
     Net cash provided by (used in) financing activities...........................     31,183    (2,508)
                                                                                     ---------   -------
Net increase (decrease) in cash and cash equivalents...............................      1,958      (743)

Cash and cash equivalents:

  Beginning of period..............................................................      9,394     8,531
                                                                                     ---------   -------
  End of period....................................................................  $  11,352   $ 7,788
                                                                                     =========   =======
Supplemental disclosure of cash flow information:

  Cash paid during the six month period for:
     Interest, net.................................................................  $   5,791   $ 6,798
                                                                                     =========   =======
     Taxes.........................................................................  $   5,775   $ 1,973
                                                                                     =========   =======
Supplementary disclosure of non-cash financing and investing activities:
  Acquisitions:
     Fair market value of net assets acquired......................................  $ 100,007   $    --
     Fair market value of common stock, stock options, and warrants  issued........   (100,007)       --
                                                                                     ---------   -------
                                                                                     $      --   $    --
                                                                                     =========   =======

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX  MONTHS ENDED  JUNE 30, 1996 AND 1995
                          AND AS OF DECEMBER 31, 1995

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

2.   INVENTORY
     At June 30, 1996 inventories consist of the following (in thousands):

     Components, subassemblies, and expendable parts.................  $ 32,816
     Equipment under production......................................     8,306
                                                                       --------
                                                                       $ 41,122
                                                                       ========

3.   DIVIDEND RESTRICTIONS
     In certain situations, Tuboscope Vetco International Inc.'s (TVI's) $75 million Senior Subordinated 10.75% Notes restrict the ability of TVI to dividend or otherwise make distributions to the Company and prohibit the Company from paying dividends on its Common Stock. Such restrictions are permitted restrictions in TVI's Senior Bank Credit Agreement.

4.   SUMMARIZED FINANCIAL INFORMATION OF REGISTRANT (TVI)
     The following is summarized balance sheet information for TVI as of June 30, 1996 and December 31, 1995 and summarized statements of operations for the six months ended June 30, 1996 and 1995 (in thousands).

        SUMMARIZED BALANCE SHEETS
                                                               June 30,  December 31,
                             ASSETS                              1996        1995
                             ------                              ----        ----
Current assets............................................     $ 95,209      $ 98,502
Noncurrent assets.........................................      202,672       202,833
                                                               --------      --------
  Total assets............................................     $297,881      $301,335
                                                               ========      ========

                        LIABILITIES AND EQUITY
                        ----------------------

Current liabilities.......................................     $ 72,198      $ 38,463
Noncurrent liabilities....................................      110,630       130,617
Stockholders' equity......................................      115,053       132,255
                                                               --------      --------
  Total liabilities and equity............................     $297,881      $301,335
                                                               ========      ========

                                                                           Six Months Ended
                                                                               June 30,
                                                                          ------------------
                                                                            1996      1995
                                                                          ---------  -------
       SUMMARIZED STATEMENTS OF OPERATIONS

       Revenue...........................................................  $104,536   $88,207
                                                                           ========   =======
       Operating profit (loss)...........................................  $(52,023)  $10,303
                                                                           ========   =======
       Income (loss) before income taxes.................................  $(49,561)  $ 4,454
                                                                           ========   =======
       Net income (loss).................................................  $(46,630)  $ 2,931
                                                                           ========   =======

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

     In connection with the Merger, on April 24, 1996 the Company sold to SCF-III, L.P., a Delaware limited partnership ("SCF"), 4,200,000 shares of Company Common Stock and warrants to purchase 2,533,000 shares of Company Common Stock at an exercise price of $10 per share expiring on December 31, 2000, for an aggregate purchase price of $31,000,000 pursuant to a certain Subscription Agreement dated as of January 3, 1996 between the Company and SCF.

     Also in connection with the Merger, on April 24, 1996 Baker Hughes Incorporated ("Baker Hughes") exchanged all of its 100,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, of the Company for 1,500,000 shares of Company Common Stock and warrants to purchase 1,250,000 shares of Company Common Stock at an exercise price of $10 per share expiring on December 31, 2000, pursuant to that certain Exchange Agreement dated as of January 3, 1996 between the Company and Baker Hughes.

6.   ACQUISITION OF WADECO

     On May 31, 1996, pursuant to that certain Share Purchase Agreement dated as of May 31, 1996, the Company acquired all of the outstanding shares of capital stock of Wadeco Oilfield Services Ltd. ("Wadeco") for $16.4 million (provided from the Company's cash reserves and its existing revolving credit facility). In addition, the Company assumed $5.2 million of Wadeco debt.

7.   NEW SENIOR CREDIT AGREEMENT

     On August 2, 1996, TVI and Drexel Holdings Inc., a wholly owned subsidiary of the Company, executed a new Senior Credit Agreement (the "Agreement) which consisted of a $100 million revolving credit facility ("revolving loans") due in five years and a $130 million advance/term loan facility ("term loans") due over six years. The initial draws were $9 million and $50 million related to the revolving loans and term loans, respectively, and was used to retire $59 million of existing outstanding debt of both TVI and Drexel.

     The revolving loans may be repaid, in whole or in part, at any time prior to August 2, 2001. The outstanding principal balance on the term loans becomes fixed on June 30, 1997, and is thereafter amortized and repaid on a quarterly basis between September 30, 1997 and August 2, 2002.

     Interest rates for the revolving and term loans, at the option of the Company, are stated in either the lenders announced fluctuating commercial base rate or a Eurodollar rate plus an applicable margin (determined by total funded debt to total capital ratio). Commitment fees on the unused revolving and term loan balances range from 0.175% to 0.375% (determined by total funded debt to total capital ratio).

     The indebtedness under the Agreement is collateralized by the stock of TVI and Drexel Holdings and a significant portion of the stock of several foreign subsidiaries, and is guaranteed by the Company. The Agreement contains financial covenants with respect to interest coverage ratio, total funded debt to total capital ratio, and a minimum tangible net worth.

     The Company is expected to recognize an extraordinary loss, related to the early retirement of its existing Senior Credit Agreement, of approximately $700,000 in the third quarter of 1996.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
- ---------------------

REVENUE. Revenue was approximately $94.6 million and $141.7 million for the second quarter and first six months of 1996, respectively, representing increases of $48.9 million and $52.4 million from the same periods in 1995, respectively. The recent merger with Drexel, which was completed effective April 1, 1996, accounted for $36.5 million of the increases for the second quarter and first six months of 1996. On a pro forma basis, revenue was up $19.8 million (26.4%) and $29.3 million (19.8%) for the second quarter and first half of 1996, respectively, over the second quarter and first half of 1995, respectively.

Revenue from the Company's Oilfield Services, comprised of Inspection, Coating, and Solids Control, was approximately $67.3 million and $105.5 million for the second quarter and six months ending June 30, 1996. These results represented increases of $32.3 million and $37.2 million over the prior year periods, respectively. The merger with Drexel added the Solids Control operations to the Company's Oilfield Services. In addition, the Company completed the acquisition of Wadeco, a Canadian Solids Control company, effective May 1, 1996. Solids Control operations which includes the rental and sale of equipment used in the removal of rock cuttings and other solid contaminants from the mud used in drilling operations, contributed revenue of $22.5 million in the second quarter of 1996. On a pro forma basis for the Tuboscope/Drexel Merger, Solids Control revenue was up $4.3 million primarily as a result of increased activity in Latin America, specifically Venezuela, and revenue earned in Wadeco's operations. Inspection revenue was up $6.3 million (28.3%) in the second quarter of 1996 compared to the second quarter of 1995. The increase was mainly the result of a $4.2 million increase in Latin America Inspection operations which benefited from the acquisition of an Argentina operation in September 1995 and a large contract in Colombia awarded in the fourth quarter of 1995. In addition, Europe, Africa, and Middle East (EAME) operations were up $1.5 million as a result of an increase in Mill surveillance work and the completion of the majority of an Algerian reclamation project. Coating revenue was up $4.1 million (34.1%) in the second quarter of 1996, mainly as a result of a $3.2 million Russian Coating plant sale. Also, North America Coating revenue improved $2.0 million as revenue was up at all North America Coating plants due mainly to significant increases in Gulf Coast activity and line pipe Coating activity in Canada.

Coiled Tubing Products, which were also acquired as part of the Drexel Merger, contributed revenue of $15.7 million in the second quarter of 1996. Coiled tubing products include the sale of coiled tubing units and blowout preventors used in oilfield workover, drilling and production operations. On a pro forma basis, Coiled Tubing Products revenue was up $4.7 million in the second quarter of 1996 compared to the second quarter of 1995, attributable mainly to the sale of two large coiled tubing drilling units and high demand for coiled tubing pressure control equipment.

Pipeline Services revenue was $5.0 million and $8.2 million for the second quarter and first six months of 1996, respectively, representing increases of $1.0 million and $1.1 million over the second quarter and first half of 1995, respectively. The majority of the increase was due to greater activity in the EAME market with a slight increase in North America.

Industrial Inspection revenue was $3.3 million and $6.7 million for the second quarter and first six months of 1996, equal to the second quarter of 1995 and down $319,000 from the first half of 1995. The year-to-date decline was mainly the result of lower revenue in the Middle East.

Mill Systems and Sales revenue was $2.0 million and $3.6 million for the quarter and six months ending June 30, 1996, respectively, down $1.0 million and $1.4 million from the same periods in 1995, respectively. The decrease was due to lower Mill equipment sales in the U.S.

Other revenue was $1.4 million and $1.9 million for the second quarter and first six months of 1996, respectively, an increase of $454,000 over the second quarter of 1995 and even with the first half of 1995. The second quarter 1996 improvement was due to a line pipe service job in Ecuador.

GROSS PROFIT. Gross profit was approximately $27.8 million (29.4%) and $39.5 million (27.9%) for the second quarter and first half of 1996, respectively, compared to $11.8 million (25.9%) and $22.6 million (25.3%) for the second quarter and first half of 1995, respectively. Drexel and Wadeco operations accounted for the majority of the second quarter increase ($12.4 million of the $16.0 million improvement). Gross profit percentages benefited from greater revenue in high profit margin product lines, including Pipeline, Coating, and Solids Control. Gross profit also improved due to lower depreciation and amortization expense associated with the write-off of long-term assets in the first quarter of 1996.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs were $10.8 million and $15.8 million in the second quarter and first half of 1996, respectively, increases of $5.6 million and $5.5 million over the same periods of 1995, respectively. The increase was mainly the result of $5.5 million of overhead costs associated with the Drexel and Wadeco operations.

RESEARCH AND ENGINEERING COSTS. Research and engineering costs were $928,000 and $1.8 million for the second quarter and first half of 1996, respectively, similar to the amounts recorded in the same periods of 1995, respectively. The major portion of costs currently being incurred is related to the Company's TruRes/TM/ "High Resolution" pipeline tools.

WRITE-OFF OF LONG-TERM ASSETS. The first quarter 1996 write-off of long-term assets of $63.1 million included a writedown of approximately $50.8 million associated with the Company's adoption of SFAS No. 121 Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of and a decision by management to sell certain assets, primarily as a result of the Drexel Merger, which resulted in additional write-downs of approximately $12.3 million.

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

The majority of the SFAS No. 121 write-down was in international locations such as Italy, Saudi Arabia, Japan, and Germany which have experienced significant reductions in rig activity and other business declines since the Company's acquisition of substantially all the foreign operations of Baker Hughes Tubular Services, Inc. (Vetco Services) in October 1991. In addition, the analysis of U.S. locations by identifiable cash flows for individual asset locations resulted in additional write-downs.

In addition to the write-down of $50.8 million associated with the adoption of SFAS No. 121, the Company recognized $12.3 million of write-downs associated with the decision to sell certain assets. A decision was made to sell the Company's corporate headquarters on Holmes Road in Houston, Texas in the first quarter of 1996. The decision was made in connection with the Drexel Merger and the Company recognized a significant write-down represented by the difference between the facility's net book value and estimated fair value less costs to sell. A decision has also been made by the Company to sell certain tank inspection equipment and related operations which are currently performing below acceptable levels. The sale of this operation is expected to be completed in the third quarter of 1996.

DREXEL TRANSACTION COSTS. The $11.2 million of Drexel transaction costs include executive severance costs of $6.4 million associated with former officers of the Company and consolidation costs of $4.8 million related to Tuboscope personnel and facilities. The consolidation costs of $4.8 million were related mainly to the consolidation of overhead facilities and personnel in EAME and the consolidation of certain operating locations in North America.

OPERATING PROFIT. Operating profit was $4.9 million and operating loss was $52.3 million for the second quarter and first half of 1996, respectively. Excluding the write-off of long-term assets and the Drexel transaction costs, operating profit would have been $16.1 million and $21.9 million, respectively, for the second quarter and first half of 1996. These results represented a $10.3 million and $11.5 million improvement over the second quarter and first half of 1995, respectively. The stronger operating profit was due mainly to operating profit contributions from Drexel and Wadeco, and stronger operations in Inspection, Coating, and Pipeline Services.

INTEREST EXPENSE. Interest expense was $3.4 million and $6.0 million in the three and six months ended June 30, 1996, respectively, an increase of $249,000 over the second quarter of 1995 and a decrease of $357,000 compared to the first six months of 1995, respectively. The second quarter 1996 increase was due to debt associated with the Drexel and Wadeco operations.

OTHER EXPENSE (INCOME). Other expense (income), which includes interest income, foreign exchange, and other expense (net), resulted in a net expense of $24,000 in the second quarter of 1996 compared to income of $502,000 in the second quarter of 1995. The 1995 second quarter results included a net gain of $1.7 million from an arbitration award related to the Company's acquisition of Vetco Services in 1991 and the accrual of $1.0 million of legal and other nonoperating costs associated with the Company's Italian subsidiary.

PROVISION FOR INCOME TAXES. The effective tax rate on operating profits, excluding the write-off of long-term assets and the Drexel transaction costs for the quarter ended June 30, 1996 was 39% compared to 40% for the quarter ended June 30, 1995. The slight improvement in the rate is due in part to the elimination of non-deductible goodwill amortization through the SFAS No. 121 write-off. The effective tax rate of the write-off of long-term assets and the resulting tax consequences was 9%. Included therein is an increase in the valuation allowance against foreign tax credits and a provision for tax contingencies in foreign jurisdictions. The effective tax rate on the Drexel transaction costs was 5.7%. The low effective tax rate benefit on the Drexel transaction costs was due to $5.4 million of non-deductible executive severance costs.

NET INCOME. The second quarter 1996 net loss was $1.2 million compared to the second quarter of 1995 net income of $1.9 million. The decrease was due to the factors discussed above. Excluding the after-tax impact of the write-off of long-term assets and the Drexel transaction costs, net income would have been $7.7 million in the second quarter of 1996.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

For the six months ended June 30, 1996, the Company used $1.2 million of cash in operations as compared to $6.4 million in 1995. Cash was used in operations during the first six months of 1996 principally as a result of a $12.4 million increase in accounts receivables (net of the effect of acquisitions). The increase in accounts receivables was due to a $3.2 million Coating plant sale in Russia late in the second quarter of 1996 and an overall increase in revenue in several different product lines. In addition, cash from operations was used to prepay insurance policies, which renew each year in the second quarter, and was the primary cause in a $2.1 million increase in prepaid expenses. These increases in current asset accounts were partially offset by a $7.8 million increase in accounts payable, accrued liabilities, and other. The accounts payable, accrued liabilities, and other increase was mainly a result of consolidation accruals related to the Tuboscope/Drexel merger.

For the six months ended June 30, 1996, the Company used $28.1 million for investing activities compared to $4.6 in the same period of 1995. The increase was due to $7.8 million in capital spending (compared to $3.8 million in 1995) and acquisitions of $19.0 million. Capital spending was up in 1996 due to the addition of the Drexel and Wadeco operations. The acquisition cost of $19.0 million consisted of $16.4 million for Wadeco and $2.6 million related to an acquisition of a Solids Control operation in Venezuela.

For the six months ended June 30, 1996, the Company generated $31.2 million of cash from financing activities compared to a usage of $2.5 million in 1995. The cash was generated through the sale of $30.6 million of Common Stock and $2.1 million of cash received in the Drexel Merger. Cash used in financing activities consisted primarily of principal payments of $6.2 million related mainly to the Company's senior term debt, offset somewhat by borrowings of $4.8 million mostly on the Company's revolver.

Current and long-term debt was $153.5 million at June 30, 1996, an increase of $41.9 million from the $111.6 million outstanding at December 31, 1995. Debt assumed in the Drexel merger resulted in $38.1 million of this increase. Debt assumed in the acquisition of Wadeco was $5.2 million. The Company's outstanding debt at June 30, 1996 consisted of $75 million of 10.75% Senior Subordinated Notes due 2003, $5.2 million of term loans due under the Company's Senior Credit Agreement, $24.0 million due under the Company's $35 million revolving credit facility, $13.5 million of term loans due under Drexel's senior credit agreement, $16.7 million due under Drexel's revolving credit facility, $5.0 million related to Wadeco's operations, $4.5 million related to the construction of the Aberdeen, Scotland coating facility, $2.0 million of revenue bonds, $3.8 million of debt related to former owners of SWECO Oilfield Services (which was acquired by Drexel in November 1995), and 3.8 million of other outstanding debt.

NEW SENIOR CREDIT AGREEMENT
- ---------------------------

As discussed in Note 7 of Notes to the Unaudited Consolidated Financial Statements, on August 2, 1996 the Company refinanced the existing senior debt for Tuboscope and Drexel with a new Senior Credit Agreement which allows the Company to borrow up to $100 million on the revolving credit facility and up to $130 million on an advance/term loan facility. The initial borrowing was $9 million on the revolving credit facility and $50 million on the term loan facility, with the proceeds being used to retire $59 million of existing senior debt of Tuboscope and Drexel.

The revolving loans may be repaid, in whole or in part, at any time prior to August 2, 2001. The outstanding principal balance on the term loans becomes fixed on June 30, 1997, and is thereafter amortized and repaid on a quarterly basis between September 30, 1997 and August 2, 2002.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held April 24, 1996 for the following purposes:

1. PROPOSAL ONE: Approval and adoption of the Agreement and Plan of Merger dated as of January 3, 1996 (the "Merger Agreement"), between Tuboscope, Grow Acquisition Limited, a Bermuda corporation and wholly owned subsidiary of Tuboscope ("Sub"), and D.O.S. Ltd., a Bermuda corporation ("Drexel), providing for the merger of Sub with and into Drexel.

     FOR                 AGAINST        ABSTAIN        BROKER NON-VOTES
     ---                 -------        -------        ----------------
     14,042,064          225,251        17,986         3,196,193

2. PROPOSAL TWO: Approval of the sale of Tuboscope to SCF-III, L.P., a Delaware limited partnership and an affiliate of a stockholder of Drexel ("SCF"), of 4,200,000 shares of Tuboscope Common Stock and warrants to purchase, subject to adjustment under certain circumstances, an aggregate of 2,533,000 shares of Tuboscope Common Stock at an exercise price of $10 per share expiring on December 31, 2000, for an aggregate purchase price of $31,000,000 pursuant to a Subscription Agreement dated as of January 3, 1996 between Tuboscope and SCF.

     FOR                 AGAINST        ABSTAIN        BROKER NON-VOTES
     ---                 -------        -------        ----------------
     14,008,356          241,106        35,839         3,196,193

3. PROPOSAL THREE: Approval of an Amendment to Tuboscope's Certificate of Incorporation to increase the number of authorized shares of Tuboscope Common Stock from 35,000,000 to 60,000,000.

     FOR                 AGAINST        ABSTAIN        BROKER NON-VOTES
     ---                 -------        -------        ----------------
     17,300,903          151,775        27,216         1,600

4. PROPOSAL FOUR: The election of the members of the Tuboscope Board of Directors.

     NAME                          FOR               AGAINST
     ----                          ---               -------
     Jerome R. Baier               17,392,762        88,732
     Martin G. Hubbard             17,392,762        88,732
     William V. Larkin, Jr.        17,392,467`       89,027
     Eric L. Mattson               17,392,762        88,732
     Timothy M. Pennington III     17,392,467        89,027
     Martin R. Reid                17,392,467        89,027
     Patrick T. Seaver             17,392,762        88,732
     James J. Shelton              17,392,762        88,732
     Frederick J. Warren           17,392,762        88,732


5. PROPOSAL FIVE: Approval of the 1996 Equity participation Plan of Tuboscope Vetco International Corporation.

     FOR                 AGAINST        ABSTAIN        BROKER NON-VOTES
     ---                 -------        -------        ----------------
     12,859,949          3,694,838      54,856         871,851

Item 6.Exhibits and reports on Form 8-K

          (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 13.

          (b) A Report on Form 8-K was filed on June 14,1996 regarding the acquisition of Wadeco. Amendment No. 1 to this report on Form 8-K was filed on August 2, 1996.

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

                                           TUBOSCOPE VETCO
                                           INTERNATIONAL CORPORATION
                                           -------------------------
                                                  (Registrant)



Date:  August 14, 1996                     /s/ Joseph C. Winkler
- ---------------------------                ---------------------
                                           Joseph C. Winkler
                                           Executive Vice President, Chief
                                           Financial Officer
                                           and Treasurer (Duly Authorized
                                           Officer,
                                           Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                  DESCRIPTION                                       NOTE NO.
- -----------                                  -----------                                       --------
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

    3(a)           Restated Certificate of Incorporation, dated March 12, 1990.                 (Note 7)

    3(b)           Amended and Restated Bylaws.                                                 (Note 2)

    3(c)           Certificate of Designation of Series A Convertible Preferred Stock,          (Note 3)
                   dated October 22, 1991.

    3(d)           Certificate of Amendment to Restated Certificate of Incorporation dated     (Note 10)
                   May 12, 1992.

    3(e)           Certificate of Amendment to Restated Certificate of Incorporation dated     (Note 11)
                   May 10, 1994.

    4(a)           Stockholders' Agreement, dated May 13, 1988, between the Company,            (Note 1)
                   Brentwood, Hub, the Management Investors, the Other Investors, and
                   the Institutional Investors, including the Common Stock Registration
                   Rights Agreement attached thereto as Exhibit A.

    4(b)           Purchase Agreement, dated May 13, 1988, between the Company,                 (Note 1)
                   Tuboscope Acquisition Corporation and the purchasers named on the execution pages thereto.

    4(c)           Indenture (including the form of Note), dated as of April 1, 1993, among     (Note 4)
                   Tuboscope Vetco International Inc., the Company and Norwest Bank
                   Minnesota, National Association, as Trustee, regarding the 10 3/4%
                   Senior Subordinated Notes due 2003 of Tuboscope Vetco International
                   Inc.

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

     4(k)           Secured Credit Agreement, dated August 2, 1996, between Tuboscope           Exhibit 4(k)
                    Vetco International Inc., and Drexel Holdings, Inc., and The Chase
                    Manhattan Bank, N.A., ABN Amro Bank N.V., Houston Agency, and
                    the other Lenders Party Hereto, and ABN Amro Bank N.V., Houston
                    Agency as Administrative Agent.

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

     10(b)          Savings Investment Plan, dated May 13, 1988, as amended by                   (Note 1)
                    First Amendment to Savings Investment Plan.

     10(c)          Second, Third and Fourth Amendments to Savings Investment Plan.              (Note 4)

     10(d)          Fifth, Sixth and Seventh Amendments to Savings Investment Plan.              (Note 8)

     10(e)          Lease Agreement, dated July 1, 1981, between C.M. Thibodaux                  (Note 1)
                    Company, Ltd. and AMF Tuboscope, Inc.

     10(f)          Lease Agreement between Sam J. Siracusa, John Siracusa, Jr., Elizabeth       (Note 1)
                    Ann Siracusa, Louis Anthony Siracusa, Philomena Siracusa Archer,
                    Catherine Agnes Siracusa, Maria Josette Siracusa, Julie Ann Siracusa,
                    the Succession of Joseph C. Siracusa and AMF Tuboscope, Inc., as
                    amended by letter agreement among the same parties, dated June 14,
                    1989.

     10(g)          Agreement to Purchase, Sell and Sublease, dated June 9, 1980, between        (Note 1)
                    Alaska International Construction, Inc. and AMF Tuboscope, Inc., as
                    amended by letter agreement, dated June 12, 1980 between the same parties.

     10(h)          Lease Agreement, dated June 10, 1977, between Batinorest and A.M.F.          (Note 1)
                    France.

     10(i)          Supplementary Agreement Fixed Rental Scheme, dated May 19, 1989,             (Note 1)
                    between Jurong Town Corporation and AMF Far East Pte. Ltd.

     10(j)          Lease, dated December 13, 1984, between Barclays Nominees (KWS)              (Note 1)
                    Limited and AMF International Limited, as amended by Transfer of
                    Whole Agreement, dated November 20, 1987, between AMF
                    International Limited and Tuboscope Limited.

     10(k)          Description of Life Insurance Plan.                                          (Note 1)

     10(l)          Amended and Restated Stock Option Plan for Key Employees of                  (Note 5)
                    Tuboscope Vetco International Corporation.

     10(m)          Form of Revised Incentive Stock Option Agreement.                            (Note 5)

     10(n)          Form of Revised Non-Qualified Stock Option Agreement.                        (Note 5)

     10(o)          Stock Option Plan for Non-Employee Directors of Tuboscope Vetco              (Note 6)
                    International Corporation.

 EXHIBIT NO.                                       DESCRIPTION                                   NOTE NO.
 -----------                                       -----------                                   --------
     10(p)          Amendment to Stock Option Plan for Non-Employee Directors of                 (Note 6)
                    Tuboscope Vetco International Corporation.

     10(q)          Form of Non-Qualified Stock Option Agreement.                                (Note 6)

     10(r)          Employee Qualified Stock Purchase Plan.                                      (Note 8)

     10(s)          Purchase Agreement, dated as of July 20, 1990, by and among Oil and          (Note 7)
                    Gas Manufacturing Company, Inc., F.T. Glascock, Thomas C. Glascock,
                    J. David Glascock, Hutchison-Hayes International, Inc., John F. Joplin,
                    William F. Joplin, Sound Optics Systems, Inc. dba Sound Optical
                    Systems, Inc. and Tuboscope Inc.

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

     10(w)          Technology Transfer Agreement, dated as of October 29, 1991, between         (Note 3)
                    Tuboscope Inc. and BHI.

     10(x)          Sublease, dated December 1, 1987, between McDermott Incorporated             (Note 3)
                    and AMF Tuboscope, Inc. as amended by letter agreement, dated
                    November 10, 1989, between Tuboscope Inc. and McDermott
                    Incorporated.

     10(y)          Letter agreement, dated March 5, 1990 amending the Agreement to              (Note 3)
                    Purchase, Sell and Sublease dated June 9, 1980 between AMF
                    Tuboscope Inc. and Alaska International Construction, Inc. as amended
                    June 12, 1980.

     10(z)          Employment Agreement, between Vetco Inspection GmbH and Gerhard              (Note 3)
                    H. Hage.

     10(aa)         Lease Agreement with respect to Celle, Germany facility.                     (Note 3)

     10(bb)         Building Agreement for Land at Jurong, dated May 5, 1983, between            (Note 3)
                    Jurong Town Corporation and Vetco International, Inc.

     10(cc)         Lease Agreement, dated January 1, 1988, between Mohamed Alhajri              (Note 3)
                    Est. and Vetco Saudi Company.

     10(dd)         Lease Agreement, dated November 26, 1989, between Mohammed F.                (Note 3)
                    Al-Hajri Est. and Vetco Saudi Arabia Ltd.

     10(ee)         Lease between J.G.B. Properties Limited and Vetco Inspection GmbH.           (Note 3)

     10(ff)         Eighth and Ninth Amendment to Savings Investment Plan.                       (Note 9)

     10(gg)         Subscription Agreement, dated as of January 3, 1996, by and between         (Note 12)
                    Tuboscope Vetco International Corporation and SCF-III, L.P.

     10(hh)         Exchange Agreement, dated as of January 3, 1996, among Tuboscope            (Note 13)
                    Vetco International Corporation and Baker Hughes Incorporated.

 EXHIBIT NO.                                       DESCRIPTION                                  NOTE NO.
 -----------                                       -----------                                  --------
     10(ii)         Voting Agreement, dated as of January 3, 1996, among Tuboscope              (Note 12)
                    Vetco International Corporation, D.O.S. Ltd., D.O.S. Partners, L.P.,
                    Panmell (Holdings), Ltd. And Zink Industries Limited.

     10(jj)         Voting Agreement, dated as of January 3, 1996, among D.O.S. Ltd.,           (Note 12)
                    Brentwood Associates IV, L.P. and Baker Hughes Incorporated.

     10(kk)         Form of Amended and Restated Executive Agreement.                           (Note 13)

     10(ll)         First Amendment to Amended and Restated Employment Agreement                (Note 13)
                    between the Company, Tuboscope Vetco International Inc. and Martin
                    Reid.

     10(mm)         Third Amendment to General Manager Employment Agreement                     (Note 13)
                    between the Company, Tuboscope Vetco International Inc. and Gerhard
                    H. Hage.

     10(nn)         Third Amendment to Employment Agreement between the Company,                (Note 13)
                    Tuboscope Vetco International Inc. and William V. Larkin.

     10(oo)         Master Lease Agreement, dated December 18, 1995, between the                (Note 13)
                    Company and Heller Financial Leasing, Inc.

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