Form 10-Q
period 1996-09-30
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1996-11-14
CIK 860097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
(Mark One)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     September 30, 1996
                                    --------------------------------------------

                                       OR
     [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    -------------------    ---------------------

     Commission file number      0-18312
                            ---------------------------

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
     -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       DELAWARE                                                  76-0252850
-------------------------------                           ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


2835 Holmes Road, Houston, Texas                                     77051
----------------------------------------                  ----------------------
(Address of principal executive offices)                           (Zip Code)


                                (713) 799-5100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                     None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES     X        NO
                    ------          ------

               The Registrant had 41,570,616 shares of common stock outstanding as of September 30, 1996.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                                     INDEX


                                                                              Page No.
                                                                             ---------

                         Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Consolidated Balance Sheets -
             September 30, 1996 (unaudited) and December 31, 1995                2

          Unaudited Consolidated Statements of Operations -
             For the Three and Nine Months Ended September 30, 1996 and 1995     3

          Unaudited Consolidated Statements of Cash Flows -
             For the Nine Months Ended September 30, 1996 and 1995               4

          Notes to Unaudited Consolidated Financial Statements                   5-7

Item 2.   Management's Discussion and Analysis of Results
             of Operations and Financial Condition                               8-11


                          Part II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                       12

Signature Page                                                                   13

Exhibit Index                                                                    14-18

Appendix A - Financial Data Schedule                                             19


                         PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        1996            1995
                                                                                  --------------   -------------
                                                                                     (UNAUDITED)
                                                                                             (IN THOUSANDS)
               A S S E T S
               -----------
Current assets:
  Cash and cash equivalents..................................................     $       13,127   $       9,394
  Accounts receivable, net...................................................             96,391          52,071
  Inventory, net.............................................................             49,240          14,364
  Deferred federal income taxes..............................................              3,925           2,521
  Prepaid expenses and other.................................................             11,586           6,403
                                                                                  --------------   -------------
     Total current assets....................................................            174,269          84,753
                                                                                  --------------   -------------

Property and equipment:
  Land, buildings and leasehold  improvements................................             77,987          81,557
  Operating equipment and equipment leased to customers......................            138,134         105,187
  Accumulated depreciation and amortization..................................            (52,450)        (46,706)
                                                                                  --------------   -------------
     Net property and equipment..............................................            163,671         140,038
Identified intangibles, net..................................................             21,153          29,379
Goodwill, net................................................................            129,520          47,751
Other assets, net............................................................              4,627           4,758
                                                                                  --------------   -------------
     Total assets............................................................     $      493,240   $     306,679
                                                                                  --------------   -------------

           L I A B I L I T I E S  A N D  E Q U I T Y
           -----------------------------------------
Current liabilities:
  Accounts payable...........................................................     $       35,004   $      14,306
  Accrued liabilities........................................................             40,231          18,705
  Federal and foreign income taxes payable...................................              6,447           2,557
  Current portion of long-term debt and short-term borrowings................              8,600           4,562
                                                                                  --------------   -------------
     Total current liabilities...............................................             90,282          40,130
Long-term debt...............................................................            163,472         107,055
Pension liabilities..........................................................              9,242           9,869
Deferred taxes payable.......................................................             13,456          16,411
Other liabilities............................................................                802           1,598
Commitments and contingencies................................................     --------------   -------------
     Total liabilities.......................................................            277,254         175,063
                                                                                  --------------   -------------
Redeemable Series A Convertible Preferred Stock..............................                --           10,175
                                                                                  --------------   -------------

Common stockholders' equity:
  Common stock, $.01 par value, 60,000,000 shares authorized,
     41,570,616  shares issued and outstanding (18,546,075
     at December 31, 1995)...................................................                412             185
  Paid-in capital............................................................            261,270         116,379
  Retained earnings (deficit)................................................            (43,330)          6,650
  Cumulative translation adjustment..........................................             (2,366)         (1,773)
     Total common stockholders' equity.......................................            215,986         121,441
                                                                                  --------------   -------------
     Total liabilities and equity............................................     $      493,240   $     306,679
                                                                                  ==============   =============

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                         --------------------------          --------------------------
                                                             1996          1995                  1996          1995
                                                         -----------    -----------          -----------   ------------
                                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenue                                                  $    94,672    $    47,067          $   236,333   $    136,405
Costs and expenses:
   Costs of services and products sold.................       66,537         33,480              167,852         99,595
   Goodwill amortization...............................          828            330                1,691            981
   Selling, general, and  administration...............       10,807          5,376               26,592         15,713
   Research and engineering costs......................          995            869                2,760          2,659
   Write-off of long-term assets.......................           --             --               63,061             --
   Drexel transaction costs............................          100             --               11,306             --
                                                         -----------    -----------          -----------   ------------
                                                              79,267         40,055              273,262        118,948
                                                         -----------    -----------          -----------   ------------
Operating profit.......................................       15,405          7,012              (36,929)        17,457
Other expense (income):
   Interest expense....................................        3,574          3,007                9,584          9,374
   Interest income.....................................          (38)           (22)                (169)          (126)
   Foreign exchange....................................          284            184                  (61)          (761)
   Other, net..........................................          377            224                1,201            494
                                                         -----------    -----------          -----------   ------------
Income (loss) before income taxes......................       11,208          3,619              (47,484)         8,476
Provision for income taxes.............................        4,412          1,617                2,496          3,560
                                                         -----------    -----------          -----------   ------------
Net income (loss)......................................        6,796          2,002              (49,980)         4,916
Dividends applicable to redeemable preferred stock.....           --            175                   --            525
                                                         -----------    -----------          -----------   ------------
Net income (loss) applicable to common stock...........  $     6,796    $     1,827          $   (49,980)  $      4,391
                                                         ===========    ===========          ===========   ============
Earnings (loss) per common share:
   Net income (loss)...................................  $      0.16    $      0.10          $     (1.44)  $       0.24
                                                         ===========    ===========          ===========   ============

Weighted average number of common shares  outstanding..   42,799,896     18,540,994           34,630,042     18,531,481
                                                         ===========    ===========          ===========   =============

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   1996            1995
                                                               -----------      ----------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
 Net income (loss)..........................................   $   (49,980)     $    4,916
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization...........................        12,095          11,580
    Provision (recoveries) for losses on accounts receivable           336            (137)
    Provision for deferred income taxes.....................        (7,742)            657
    Employee savings plan expense funded by issuance
     of common stock........................................           182             191
    Write-off of long-term assets...........................        63,061             --
    Changes in assets and liabilities, net of effects
     of acquired companies:
        Accounts receivable.................................        (5,681)          4,384
        Inventory...........................................        (3,513)           (521)
        Prepaid expenses and other assets...................        (3,437)         (2,728)
        Accounts payable, accrued liabilities and other.....        (2,196)         (4,652)
        Federal and foreign income taxes payable............         2,408            (175)
        Pension liabilities.................................          (627)            706
                                                               -----------      ----------
    Net cash provided by operating activities...............         4,906          14,221
                                                               -----------      ----------
Cash flows used in investing activities:
 Capital expenditures.......................................       (13,482)         (4,727)
 Proceeds from sale/leaseback transaction...................         2,973             --
 Net assets of acquired companies, net of cash acquired.....       (35,500)         (2,500)
 Other......................................................        (1,082)         (1,063)
                                                               -----------      ----------
    Net cash used in investing activities...................       (47,091)         (8,290)
                                                               -----------      ----------
Cash flows provided by financing activities:
 Borrowings under financing agreements......................        83,367             500
 Principal payments under financing agreements..............       (70,289)         (5,969)
 Foreign currency options...................................           --             (258)
 Cash received in Drexel Merger.............................         2,101             --
 Proceeds from sale of common stock and warrants............        30,914             157
 Dividends paid on Redeemable Series A Convertible
  Preferred Stock...........................................          (175)           (525)
                                                               -----------      ----------
    Net cash provided by (used in) financing activities.....        45,918          (6,095)
                                                               -----------      ----------
Net increase (decrease) in cash and cash equivalents........         3,733            (164)

Cash and cash equivalents:
 Beginning of period........................................         9,394           8,531
                                                               -----------      ----------
 End of period..............................................   $    13,127      $    8,367
                                                               ===========      ==========
Supplemental disclosure of cash flow information:
 Cash paid during the nine month period for:
    Interest................................................   $     6,924      $    7,576
                                                               ===========      ==========
    Taxes...................................................   $     8,029      $    2,580
                                                               ===========      ==========
Supplemental disclosure of non-cash financing and
 investing activities:
 Acquisitions:
    Fair market value of net assets acquired................   $   101,976      $      --
                                                               ===========      ==========
    Fair market value of common stock,
     stock options, and warrants issued.....................   $  (101,976)     $      --
                                                               ===========      ==========

           See notes to unaudited consolidated financial statements.

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE AND NINE MONTHS ENDED  SEPTEMBER  30, 1996 AND 1995
                          AND AS OF DECEMBER 31, 1995

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

2.   INVENTORY
     At September 30, 1996 inventories consist of the following (in thousands):

     Components, subassemblies, and expendable parts........  $ 40,865
     Equipment under production.............................     8,375
                                                              --------
                                                              $ 49,240
                                                              ========

3.   DIVIDEND RESTRICTIONS

     In certain situations, Tuboscope Vetco International Inc.'s (TVI's) $75 million Senior Subordinated 10.75% Notes restrict the ability of TVI to dividend or otherwise make distributions to the Company and prohibit the Company from paying dividends on its Common Stock.

4.   SUMMARIZED FINANCIAL INFORMATION OF REGISTRANT (TVI)

     The following is summarized balance sheet information for TVI as of September 30, 1996 and December 31, 1995 and summarized statements of operations for the nine months ended September 30, 1996 and 1995 (in thousands).

     SUMMARIZED BALANCE SHEETS
                                         September 30,   December 31,
            ASSETS                           1996            1995
            ------                       -------------   ------------
Current assets.......................... $     102,763   $     98,502
Noncurrent assets.......................       251,297        202,833
                                         -------------   ------------
 Total assets........................... $     354,060   $    301,335
                                         =============   ============

      LIABILITIES AND EQUITY
      ----------------------

Current liabilities..................... $      50,088   $     38,463
Noncurrent liabilities..................       176,868        130,617
Stockholders' equity....................       127,104        132,255
                                         -------------   ------------
 Total liabilities and equity........... $     354,060   $    301,335
                                         =============   ============

                                                       Nine Months Ended
                                                         September 30,
                                                    -----------------------
                                                       1996        1995
                                                    ----------   ----------
     SUMMARIZED STATEMENTS OF OPERATIONS

     Revenue.....................................   $  163,120   $  134,801
                                                    ==========   ==========
     Operating profit (loss).....................   $  (48,588)  $   17,315
                                                    ==========   ==========
     Income (loss) before income taxes...........   $  (41,782)  $    8,610
                                                    ==========   ==========
     Net income (loss)...........................   $  (42,983)  $    4,972
                                                    ==========   ==========

5.  MERGER WITH D.O.S LTD.

    On April 24, 1996, pursuant to that certain Agreement and Plan of Merger dated as of January 3, 1996 by and among the Company, Grow Acquisition Limited, a Bermuda corporation and wholly owned subsidiary of the Company ("Grow"), and D.O.S. Ltd., a Bermuda corporation (Drexel), Grow was merged with and into Drexel (the "Drexel Merger"). Upon consummation of the Drexel Merger, all of the outstanding ordinary shares of Drexel were converted into the right to receive approximately 16.7 million shares of Company Common Stock.

    In connection with the Drexel Merger, on April 24, 1996 the Company sold to SCF-III, L.P., a Delaware limited partnership ("SCF"), 4,200,000 shares of Company Common Stock and warrants to purchase 2,533,000 shares of Company Common Stock at an exercise price of $10 per share expiring on December 31, 2000, for an aggregate purchase price of $31 million pursuant to a certain Subscription Agreement dated as of January 3, 1996 between the Company and SCF.

    Also in connection with the Drexel Merger, on April 24, 1996 Baker Hughes Incorporated ("Baker Hughes") exchanged all of its 100,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, of the Company for 1,500,000 shares of Company Common Stock and warrants to purchase 1,250,000 shares of Company Common Stock at an exercise price of $10 per share expiring on December 31, 2000, pursuant to that certain Exchange Agreement dated as of January 3, 1996 between the Company and Baker Hughes.

6. ACQUISITIONS OF WADECO OILFIELD SERVICES, LTD., VETCO PIPELINE SERVICES, INC., AND S.S.R. (INTERNATIONAL) LTD./PRESSURE CONTROL ENGINEERING LTD.

    On May 31, 1996, pursuant to that certain Share Purchase Agreement dated as of May 31, 1996, the Company acquired all of the outstanding shares of capital stock of Wadeco Oilfield Services Ltd. ("Wadeco"), a Canadian based company in the Solids Control business, for $16.4 million (provided from the Company's cash reserves and its existing revolving credit facility). In addition, the Company assumed $5.2 million of Wadeco debt.

    On June 1, 1996, the Company acquired substantially all of the assets of Western Service & Supply, S.A., a Venezuela-based company in the Solids Control business, for an aggregate purchase price of $2.6 million in cash.

    On September 12, 1996, the Company acquired all of the outstanding shares of S.S.R. (International) Ltd., and Pressure Control Engineering Ltd., two Scotland based companies in the Coiled Tubing and Pressure Control Products business, for total consideration of $12.1 million. The consideration included cash of $7.8 million, 129,967 shares of Company Common Stock valued at $1.9 million, and total notes payable of $2.3 million. In addition, the Company assumed $1.8 million of outstanding debt.

    On September 20, 1996, the Company acquired all of the outstanding shares of capital stock of Vetco Pipeline Services, Inc. ("Vetco Pipeline"), a U.S. based company in the Pipeline Inspection business, for an aggregate purchase price of $8.5 million in cash plus additional earnout consideration contingent upon the realization of gross profit from certain contracts.

7.  NEW SENIOR CREDIT AGREEMENT

    On August 6 1996, TVI and Drexel Holdings Inc., a wholly owned subsidiary of the Company, executed a new Senior Credit Agreement (the "Credit Agreement") which consisted of a $100 million revolving credit facility ("revolving loans") due in five years and a $130 million advance/term loan facility ("term loans") due over six years. The Credit Agreement is expected to be used to refinance existing indebtedness and to finance growth and acquisitions. The initial draws were $9 million and $50 million related to the revolving loans and term loans, respectively, and were used to retire $59 million of outstanding debt of TVI and Drexel.

    The revolving loans may be repaid, in whole or in part, at any time prior to August 6, 2001. The outstanding principal balance on the term loans becomes fixed on June 30, 1997, and is thereafter amortized and repaid on a quarterly basis between September 30, 1997 and August 6, 2002.

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

    The indebtedness under the Credit Agreement is collateralized by the stock of TVI and Drexel Holdings and a significant portion of the stock of several foreign subsidiaries, and is guaranteed by the Company. The Credit Agreement contains financial covenants with respect to interest coverage ratio, total funded debt to total capital ratio, and a minimum tangible net worth.

8.  PRO FORMA FINANCIAL RESULTS

    The following table presents unaudited pro forma results of operations as if the Drexel Merger and Vetco Pipeline and Wadeco acquisitions had occurred at the beginning of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Drexel Merger occurred, or the acquisitions been made, at the beginning of each year presented or of results which may occur in the future. Furthermore, no effect has been given in the pro forma information for operating and synergistic benefits that are expected to be realized through the combination of the entities because precise estimates of such benefits cannot be guaranteed.

                                         Nine Months Ending September 30,
                                   -------------------------------------------
                                      1996                             1995
                                   ----------                       ----------
                                      (in thousands, except per share data)
                                                    (unaudited)
    Revenue                         $287,338                         $246,938
                                    ========                         ========
    Net Income                      $ 18,915                         $  8,757
                                    ========                         ========
    Earnings per common share       $   0.45                         $   0.21
                                    ========                         ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
---------------------

REVENUE. Revenue was approximately $94.7 million and $236.3 million for the third quarter and first nine months of 1996, respectively, representing increases of $47.6 million and $99.9 million from the same periods in 1995, respectively. The recent Drexel Merger, which was completed effective
April 1, 1996, accounted for $35.8 million and $72.3 million of the increases for the third quarter and first nine months of 1996, respectively. On a pro forma basis for the effects of the Drexel Merger and for the full year of Drexel's acquisition of SWECO/(R)/ Oilfield Services, revenue was up $14.5 million and $43.8 million for the third quarter and first nine months of 1996, respectively, compared to the third quarter and first nine months of 1995.

Revenue from the Company's Tubular Services, comprised of Inspection, Coating, and Mill Systems and Sales was approximately $42.5 million and $129.1 million for the third quarter and nine months ending September 30, 1996, respectively, representing increases of $5.1 million and $18.4 million over the same periods of 1995, respectively. Inspection revenue was up in the third quarter of 1996 compared to the third quarter of 1995 due to an increase in Latin America Inspection operations which benefited from the acquisition of an Argentina operation in September 1995 and a large contract in Colombia awarded in the fourth quarter of 1995. In addition, Europe and North America Inspection operations increased as rig activity increased slightly in both areas. Coating revenue also increased as a result of improved volume at all of the Company's North America Coating plants and stronger operations at the Scotland and Singapore Coating plants. Mill Systems and Sales revenue was down due to lower international Mill equipment sales.

The Drexel Merger added the rental and sale of Solids Control equipment to the Company's operations. In addition, the Company completed the acquisition of Wadeco, a Canadian Solids Control Company, effective as of May 1, 1996. Solids Control operations, which includes the rental and sale of equipment used in the removal of rock cuttings and other solid contaminants from the mud used in drilling operations, earned revenue of $25.5 million in the third quarter of 1996 and $48.6 million since the effective date (April 1, 1996) of the Drexel Merger. On a pro forma basis for the Drexel Merger, Solids Control revenue was up $5.6 million in the third quarter of 1996, primarily as a result of increased activity in Latin America, specifically Venezuela and Argentina, and revenue earned in Wadeco's and Western Service & Supply, S.A.'s operations.

Coiled Tubing and Pressure Control Products, which were also acquired as part of the Drexel Merger, contributed revenue of $15.1 million in the third quarter of 1996 and $30.1 million since the effective date of the Drexel Merger. During September 1996, the Company enhanced its Coiled Tubing and Pressure Control Products operations through the purchase of S.S.R. (International) Ltd. and Pressure Control Engineering (SSR/PCE). Coiled tubing products include the sale of coiled tubing units, wire line units, downhole tools and blowout preventors used in oilfield workover, drilling and production operations. On a pro forma basis, Coiled Tubing revenue was up $1.9 million due mainly to an increase in Coiled Tubing and Pressure Control Products sales in the North Sea and Norway and to one month's contribution of SSR/PCE.

Pipeline and Other Industrial Services revenue was $11.6 million and $28.4 million for the third quarter and first nine months of 1996, respectively, representing increases of $1.9 million and $2.8 million over the third quarter and first nine months of 1995, respectively. The improvement was primarily in international pipeline operations as a result of greater revenue in Saudi Arabia and Nigeria, and the acquisition of Vetco Pipeline Services, Inc. (completed effective as of September 1, 1996), offset to some extent by lower Industrial Inspection revenue in the Middle East and the sale of the Company's CTI Tank Inspection operation.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general and administrative costs were $10.8 million and $26.6 million in the third quarter and first nine months of 1996, respectively, increases of $5.4 million and $10.9 million over the same periods of 1995, respectively. The increase was due to overhead costs of $5.3 million and $10.7 million associated with Drexel, Wadeco, SSR/PCE, and Vetco Pipeline operations in the third quarter and first nine months of 1996, respectively.

RESEARCH AND ENGINEERING COSTS. Research and engineering costs were $1.0 million and $2.8 million for the third quarter and first nine months of 1996, respectively, similar to the amounts recorded in 1995. The major portion of costs currently being incurred is related to the Company's TruRes(TM) "High Resolution" pipeline tools.

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

The majority of the SFAS No.121 write-down was in international locations such as Italy, Saudi Arabia, Japan, and Germany which have experienced significant reductions in rig activity and other business declines since the Company's acquisition of substantially all the foreign operations of Baker Hughes Tubular Services, Inc. (Vetco Services) in October 1991. In addition, the analysis of U.S. locations by identifiable cash flows for individual asset locations resulted in additional write-downs.

In addition to the write-down of $50.8 million associated with the adoption of SFAS No. 121, the Company recognized $12.3 million of write-downs associated with the decision to sell certain assets. A decision was made to sell the Company's corporate headquarters on Holmes Road in Houston, Texas in the first quarter of 1996. The decision was made in connection with the Drexel Merger and the Company recognized a significant write-down represented by the difference between the facility's net book value and estimated fair value less costs to sell. A decision was also made in the first quarter of 1996 to sell certain tank inspection equipment and related operations which were performing below acceptable levels. The sale of this operation was completed in the third quarter of 1996.

DREXEL TRANSACTION COSTS. The $11.3 million of Drexel transaction costs incurred in the first nine months of 1996 include executive severance costs of $6.5 million associated with former officers of the Company and consolidation
costs of $4.8 million related to Tuboscope personnel and facilities.   The
consolidation costs of $4.8 million were related mainly to the consolidation of overhead facilities and personnel in Europe and the consolidation of certain operating locations in North America.

OPERATING PROFIT. Operating profit was $15.4 million and operating loss was $36.9 million for the third quarter and first nine months of 1996, respectively. Excluding the write-off of long term assets and the Drexel transaction costs, operating profit would have been $15.5 million and $37.4 million, respectively, for the third quarter and first nine months of 1996. These results represented a $8.5 million and $20.0 million improvement over the third quarter and first nine months of 1995, respectively. The stronger operating profit was due mainly to operating profit contributions from Drexel and Wadeco, and stronger operations in Inspection, Coating, and Pipeline Services.

INTEREST EXPENSE. Interest expense was $3.6 million and $9.6 million in the three and nine months ended September 30, 1996, respectively, an increase of $567,000 and $210,000 compared to the third quarter and first nine months of 1995, respectively. The increase in interest expense was due mainly to debt associated with the Drexel and Wadeco operations.

OTHER EXPENSE (INCOME). Other expense (income), which includes interest income, foreign exchange, and other expense (net), resulted in a net expense of $623,000 in the third quarter of 1996 compared to net expense of $386,000 in the third quarter of 1995. Net expense for the first nine months of 1996 was $1.0 million compared to a net gain of $393,000 in 1995. The first nine months of 1995 included a net gain of $1.7 million from an arbitration award related to the Company's acquisition of Vetco Services in 1991 and the accrual of $1.0 million of legal and other nonoperating costs associated with the Company's Italian subsidiary.

PROVISION FOR INCOME TAXES. The effective tax rate on operating profits, excluding the write-off of long-term assets and the Drexel transaction costs for the nine months ended September 30, 1996 was 39% compared to 42% for the first nine months of 1995. The rate improvement is due in part to the elimination of non deductible goodwill amortization through the SFAS No. 121 writeoff. The effective tax rate of the write-off of long term assets and the resulting tax consequences was 9%. Included therein is an increase in the valuation allowance against foreign tax credits and a provision for tax contingencies in foreign jurisdictions. The effective tax rate on the Drexel transaction costs was 20.5%. The low effective tax rate benefit on the Drexel transaction costs was due to $5.4 million of non-deductible executive severance costs.

NET INCOME. The third quarter 1996 net income was $6.8 million compared to third quarter 1995 net income of $2.0 million. The improvement is due to the factors discussed above.


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

For the nine months ended September 30, 1996, the Company provided $4.9 million of cash from operations compared to $14.2 million in 1995. Cash was used in operations during the first nine months of 1996 principally as a result of a $5.7 million increase in accounts receivable, a $3.5 million increase in inventory, a $3.4 million increase in prepaid expenses, and a $2.2 million decrease in accounts payable and accrued liabilities. These changes in accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities were all net of the effect of acquisitions for Drexel, Wadeco, SSR/PCE, and Vetco Pipeline. The increase in accounts receivable was mainly due to greater revenue on a pro forma basis for the third quarter of 1996 compared to the fourth quarter of 1995, as revenue increased in several product lines, especially Pipeline and Pressure Control. Inventory increased principally as a result of a greater screen manufacturing operation in Solids Control. Prepaid expenses were up due to the prepayment of insurance and an increase in rebills and Pipeline work in progress. In addition, accounts payable and accrued liabilities were down $2.2 million mainly as a result of cash payments associated with the merger. These items were partially offset by an increase in current taxes payable which was due to an increase in earnings from continuing operations.

For the nine months ended September 30, 1996, the Company used $47.3 million for investing activities compared to $8.3 million in the same period of 1995. The increase was due to $13.5 million in capital spending (compared to $4.7 million in 1995) and acquisitions of $35.5 million. Capital spending was up in 1996 due to the addition of the Drexel and Wadeco operations. The cash acquisition costs of $35.5 million consisted of $16.5 million for Wadeco, $2.6 million for a Solids Control operation in Venezuela, $8.5 million for Vetco Pipeline, and $7.9 million for SSR/PCE.

For the nine months ended September 30, 1996, the Company generated $46.1 million of cash from financing activities compared to a usage of $6.1 million in 1995. The cash was generated through the sale of $30.9 million of Common Stock, $2.1 million of cash received in the Drexel Merger, and borrowings (net of debt payments) of $13.1 million mainly related to the 1996 acquisitions.

Current and long term debt was $172.1 million at September 30, 1996, an increase of $60.5 million from the $111.6 million outstanding at December 31, 1995. Debt assumed in the Drexel merger and Wadeco acquisition resulted in $38.1 million and $5.2 million of the increase, respectively. Debt incurred and assumed in the acquisition of Vetco Pipeline and SSR/PCE accounted for the remaining increase. The Company's outstanding debt at September 30, 1996 consisted of $75 million of 10.75% Senior Subordinated Notes due 2003, $50 million of term loans due under the Company's Senior Credit Agreement (see discussion below), $24.8 million due under the Company's $100 million revolving credit facility, $4.6 million related to Wadeco operations, $4.1 million related to the construction of the Aberdeen, Scotland Coating facility, $3.8 million of debt related to former owners of Sweco Oilfield Services (which was acquired by Drexel in November 1995), $4.1 million of debt related to the acquisition of SSR/PCE, $2.0 million of revenue bonds, and $3.7 million of other outstanding debt.

NEW SENIOR CREDIT AGREEMENT
---------------------------

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

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 14.

         (b) A Report on Form 8-K was filed on June 14, 1996 regarding the acquisition of Wadeco, which report was amended by Amendment No. 1 on Form 8-K/A filed on August 2, 1996.

             A Report on Form 8-K was filed on October 7, 1996 regarding the acquisition of Vetco Pipeline, which report was amended on Form 8-
             K/A Amendment No. 1 filed on November 12, 1996.


                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TUBOSCOPE VETCO
                                            INTERNATIONAL CORPORATION
                                            ------------------------------------
                                                      (Registrant)



Date:  November 14, 1996                    /s/ JOSEPH C. WINKLER
------------------------                    ------------------------------------
                                            Joseph C. Winkler
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Duly Authorized Officer,
                                            Principal Financial and Accounting
                                            Officer)

                                 EXHIBIT INDEX

         EXHIBIT NO.                       DESCRIPTION                NOTE NO.
         ----------                        -----------                --------
           2(a)                 Agreement and Plan of Merger,        (Note 12)
                                dated as of January 3, 1996,
                                among Tuboscope Vetco
                                International Corporation, Grow
                                Acquisition Limited and D.O.S.
                                Ltd.

           3(a)                 Restated Certificate of               (Note 7)
                                Incorporation, dated March 12,
                                1990.

           3(b)                 Amended and Restated Bylaws.          (Note 2)

           3(c)                 Certificate of Designation of         (Note 3)
                                Series A Convertible Preferred
                                Stock, dated October 22, 1991.

           3(d)                 Certificate of Amendment to          (Note 10)
                                Restated Certificate of
                                Incorporation dated May 12, 1992.

           3(e)                 Certificate of Amendment to          (Note 11)
                                Restated Certificate of
                                Incorporation dated May 10, 1994.

           4(a)                 Stockholders' Agreement, dated        (Note 1)
                                May 13, 1988, between the
                                Company, Brentwood, Hub, the
                                Management Investors, the Other
                                Investors, and the Institutional
                                Investors, including the Common
                                Stock Registration Rights
                                Agreement attached thereto as
                                Exhibit A.

           4(b)                 Purchase Agreement, dated May 13,     (Note 1)
                                1988, between the Company,
                                Tuboscope Acquisition Corporation
                                and the purchasers named on the
                                execution pages thereto.

           4(c)                 Indenture (including the form of      (Note 4)
                                Note), dated as of April 1, 1993,
                                among Tuboscope Vetco
                                International Inc., the Company
                                and Norwest Bank Minnesota,
                                National Association, as Trustee,
                                regarding the 10 3/4% Senior
                                Subordinated Notes due 2003 of
                                Tuboscope Vetco International Inc.

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

           4(i)                 Purchase Agreement, dated as of       (Note 3)
                                September 30, 1991, between the
                                Company and BHI Hughes
                                Incorporated relating to Vetco
                                Services Acquisition.


         EXHIBIT NO.                       DESCRIPTION                NOTE NO.
         ----------                        -----------                --------


           4(j)                 Secured Credit Agreement, dated       (Note 9)
                                June 30, 1994, between Tuboscope
                                Vetco International Inc., CTI
                                Inspection Services Inc.,
                                Tuboscope Vetco Capital Corp,
                                Tuboscope Vetco International
                                Corporation and ABN AMRO Bank,
                                N.V., as Agent.

           4(k)                 Secured Credit Agreement, dated       (Note 14)
                                August 2, 1996, between Tuboscope
                                Vetco International Inc., and
                                Drexel Holdings, Inc., and The
                                Chase Manhattan Bank, N.A., ABN
                                Amro Bank N.V., Houston Agency,
                                and the other Lenders Party
                                Hereto, and ABN Amro Bank N.V.,
                                Houston Agency as Administrative
                                Agent.

           10(a)                Form of Employment Agreement,         (Note 1)
                                dated May 13, 1988, between
                                Tuboscope Inc., the Company and
                                William V. Larkin and E. Wayne
                                Overman.

           10(b)                Savings Investment Plan, dated        (Note 1)
                                May 13, 1988, as amended by First
                                Amendment to Savings Investment
                                Plan.

           10(c)                Second, Third and Fourth              (Note 4)
                                Amendments to Savings Investment
                                Plan.

           10(d)                Fifth, Sixth and Seventh              (Note 8)
                                Amendments to Savings Investment
                                Plan.

           10(e)                Lease Agreement, dated July 1,        (Note 1)
                                1981, between C.M. Thibodaux
                                Company, Ltd. and AMF Tuboscope,
                                Inc.

           10(f)                Lease Agreement between Sam J.        (Note 1)
                                Siracusa, John Siracusa, Jr.,
                                Elizabeth Ann Siracusa, Louis
                                Anthony Siracusa, Philomena
                                Siracusa Archer, Catherine Agnes
                                Siracusa, Maria Josette Siracusa,
                                Julie Ann Siracusa, the
                                Succession of Joseph C. Siracusa
                                and AMF Tuboscope, Inc., as
                                amended by letter agreement among
                                the same parties, dated June 14,
                                1989.

           10(g)                Agreement to Purchase, Sell and       (Note 1)
                                Sublease, dated June 9, 1980,
                                between Alaska International
                                Construction, Inc. and AMF
                                Tuboscope, Inc., as amended by
                                letter agreement, dated June 12,
                                1980 between the same parties.

           10(h)                Lease Agreement, dated June 10,       (Note 1)
                                1977, between Batinorest and
                                A.M.F. France.

           10(i)                Supplementary Agreement Fixed         (Note 1)
                                Rental Scheme, dated May 19,
                                1989, between Jurong Town
                                Corporation and AMF Far East Pte.
                                Ltd.

           10(j)                Lease, dated December 13, 1984,       (Note 1)
                                between Barclays Nominees (KWS)
                                Limited and AMF International
                                Limited, as amended by Transfer
                                of Whole Agreement, dated
                                November 20, 1987, between AMF
                                International Limited and
                                Tuboscope Limited.

           10(k)                Description of Life Insurance         (Note 1)
                                Plan.

           10(l)                Amended and Restated Stock Option     (Note 5)
                                Plan for Key Employees of
                                Tuboscope Vetco International
                                Corporation.

           10(m)                Form of Revised Incentive Stock       (Note 5)
                                Option Agreement.

           10(n)                Form of Revised Non-Qualified         (Note 5)
                                Stock Option Agreement.

           10(o)                Stock Option Plan for                 (Note 6)
                                Non-Employee Directors of
                                Tuboscope Vetco International
                                Corporation.


         EXHIBIT NO.                       DESCRIPTION                NOTE NO.
         ----------                        -----------                --------
           10(p)                Amendment to Stock Option Plan        (Note 6)
                                for Non-Employee Directors of
                                Tuboscope Vetco International
                                Corporation.

           10(q)                Form of Non-Qualified Stock           (Note 6)
                                Option Agreement.

           10(r)                Employee Qualified Stock Purchase     (Note 8)
                                Plan.

           10(s)                Purchase Agreement, dated as of       (Note 7)
                                July 20, 1990, by and among Oil
                                and Gas Manufacturing Company,
                                Inc., F.T. Glascock, Thomas C.
                                Glascock, J. David Glascock,
                                Hutchison-Hayes International,
                                Inc., John F. Joplin, William F.
                                Joplin, Sound Optics Systems,
                                Inc. dba Sound Optical Systems,
                                Inc. and Tuboscope Inc.

           10(t)                Form of Employment Agreement,         (Note 7)
                                dated July 23, 1990, between
                                Tuboscope Inc. and Thomas
                                Glascock and William Glascock.

           10(u)                Purchase Agreement, dated as of       (Note 3)
                                September 30, 1991, between the
                                Company and BHI relating to the
                                Vetco Services Acquisition.

           10(v)                Amended and Restated Employment       (Note 8)
                                Agreement dated June 23, 1993,
                                between the Company, Tuboscope
                                Vetco International Inc., and
                                Martin R. Reid.

           10(w)                Technology Transfer Agreement,        (Note 3)
                                dated as of October 29, 1991,
                                between Tuboscope Inc. and BHI.

           10(x)                Sublease, dated December 1, 1987,     (Note 3)
                                between McDermott Incorporated
                                and AMF Tuboscope, Inc. as
                                amended by letter agreement,
                                dated November 10, 1989, between
                                Tuboscope Inc. and McDermott
                                Incorporated.

           10(y)                Letter agreement, dated March 5,      (Note 3)
                                1990 amending the Agreement to
                                Purchase, Sell and Sublease dated
                                June 9, 1980 between AMF
                                Tuboscope Inc. and Alaska
                                International Construction, Inc.
                                as amended June 12, 1980.

           10(z)                Employment Agreement, between         (Note 3)
                                Vetco Inspection GmbH and Gerhard
                                H. Hage.

          10(aa)                Lease Agreement with respect to       (Note 3)
                                Celle, Germany facility.

          10(bb)                Building Agreement for Land at        (Note 3)
                                Jurong, dated May 5, 1983,
                                between Jurong Town Corporation
                                and Vetco International, Inc.

          10(cc)                Lease Agreement, dated January 1,     (Note 3)
                                1988, between Mohamed Alhajri
                                Est. and Vetco Saudi Company.

          10(dd)                Lease Agreement, dated November       (Note 3)
                                26, 1989, between Mohammed F.
                                Al-Hajri Est. and Vetco Saudi
                                Arabia Ltd.

          10(ee)                Lease between J.G.B. Properties       (Note 3)
                                Limited and Vetco Inspection GmbH.

          10(ff)                Eighth and Ninth Amendment to         (Note 9)
                                Savings Investment Plan.

          10(gg)                Subscription Agreement, dated as     (Note 12)
                                of January 3, 1996, by and
                                between Tuboscope Vetco
                                International Corporation and
                                SCF-III, L.P.

          10(hh)                Exchange Agreement, dated as of      (Note 13)
                                January 3, 1996, among Tuboscope
                                Vetco International Corporation
                                and Baker Hughes Incorporated.

         EXHIBIT NO.                       DESCRIPTION                NOTE NO.
         ----------                        -----------                --------
          10(ii)                Voting Agreement, dated as of        (Note 12)
                                January 3, 1996, among Tuboscope
                                Vetco International Corporation,
                                D.O.S. Ltd., D.O.S. Partners,
                                L.P., Panmell (Holdings), Ltd.
                                And Zink Industries Limited.

          10(jj)                Voting Agreement, dated as of        (Note 12)
                                January 3, 1996, among D.O.S.
                                Ltd., Brentwood Associates IV,
                                L.P. and Baker Hughes
                                Incorporated.

          10(kk)                Form of Amended and Restated         (Note 13)
                                Executive Agreement.

          10(ll)                First Amendment to Amended and       (Note 13)
                                Restated Employment Agreement
                                between the Company, Tuboscope
                                Vetco International Inc. and
                                Martin Reid.

          10(mm)                Third Amendment to General           (Note 13)
                                Manager Employment Agreement
                                between the Company, Tuboscope
                                Vetco International Inc. and
                                Gerhard H. Hage.

          10(nn)                Third Amendment to Employment        (Note 13)
                                Agreement between the Company,
                                Tuboscope Vetco International
                                Inc. and William V. Larkin.

          10(oo)                Master Lease Agreement, dated        (Note 13)
                                December 18, 1995, between the
                                Company and Heller Financial
                                Leasing, Inc.

          10(pp)                Share Purchase Agreement dated as    (Note 15)
                                of May 31, 1996 between TVI
                                Wadeco Inc., J & S Hokanson
                                Investments Ltd., John Hokanson,
                                Douglass Bell, Robert Russell,
                                Richard Rutherford and Wadeco
                                Oilfield Services Ltd.

          10(qq)                Stock Purchase and Sale Agreement    (Note 16)
                                dated as of September 6, 1996 by
                                and among Tuboscope Pipeline
                                Services, Inc., Vetco Pipeline
                                Services, Inc., Rauma USA, Inc.
                                and Rauma Corporation

          10(rr)                Addendum No. 1 to Stock Purchase     (Note 16)
                                and Sale Agreement dated as of
                                September 20, 1996 by and among
                                Tuboscope Pipeline Services,
                                Inc., Vetco Pipeline Services,
                                Inc., Rauma USA, Inc. and Rauma
                                Corporation

          10(ss)                Addendum No. 2 to Stock Purchase     (Note 16)
                                and Sale Agreement dated as of
                                September 20, 1996 by and among
                                Tuboscope Pipeline Services,
                                Inc., Vetco Pipeline Services,
                                Inc., Rauma USA, Inc. and Rauma
                                Corporation

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

Note 9 Previously filed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

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

Note 14 Previously filed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 15 Previously filed in the Company's Current Report on Form 8-K filed on
        June 14, 1996, as amended by Amendment No. 1 on Form 8-K/A filed on
        August 2, 1996, and incorporated by reference herein pursuant to Rule
        12b-32 of the Exchange Act.

Note 16 Previously filed in the Company's Current Report on Form 8-K filed on
        October 7, 1996, as amended by Amendment No. 1 filed on November 12,
        1996, and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.