Form 10-K
period 1996-12-31
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1997-03-31
CIK 860097

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -----------------------------

                                   FORM 10-K

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period
     from________________________________to________________________________



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

                         Yes  [X]         No  [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1997 was $423,655,903 based on the closing sales price of such stock on such date.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [_]

     The number of shares outstanding of the registrant's common stock, as of March 19, 1997 was 43,564,734.

                        -------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1996 Annual Report to Stockholders and Proxy Statement for its 1997 Annual Meeting are incorporated by this reference into
Part II and Part III, respectively, as set forth herein.

================================================================================

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Tuboscope Vetco International Corporation (together with its subsidiaries, the "Company") is a supplier of technical services and highly-engineered products to the oil and gas drilling, production, and transmission industries worldwide.

     The Company operates through four main product lines in the oil and gas industry segment. The product lines are: (i) Tubular Services; (ii) Solids Control Products & Services; (iii) Coiled Tubing & Pressure Control Products; and (iv) Pipeline & Other Industrial Services. Tubular Services consists of the provision of internal coating products and services, and inspection and quality assurance services for tubular goods (such as drill pipe, tubing, line pipe, and casing) used primarily in oil and gas operations. Additionally, Tubular Services includes the sale and leasing of proprietary equipment used to
inspect tubular products at steel mills.   Solids Control Products & Services
consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drill cuttings (solids) from fluids used in oil and gas drilling processes. Coiled Tubing & Pressure Control Products consists of the sale of highly-engineered coiled tubing, pressure control, wireline, and related tools to companies engaged in providing oil and gas well drilling and remediation services. Pipeline & Other Industrial Services consists primarily of the provision of technical inspection services and quality assurance for in-service pipelines used to transport oil and gas. Additionally, this product line includes a wide variety of technical industrial inspection, monitoring, and quality assurance services provided by the Company for the construction, operation, and maintenance of major projects in energy-related industries.

     The Company was incorporated under the laws of Delaware on March 28, 1988 as a successor to one of the first companies to provide tubular inspection services to the oil and gas industry, which commenced operations in 1937. The Company has since grown through a series of mergers and acquisitions which have added product lines. The Company entered the Solids Control Products & Services and the Coiled Tubing & Pressure Control Products businesses on April 24, 1996, when it merged (the "Drexel Merger") with Drexel Oilfield Services ("Drexel"), the largest provider of solids control services and coiled tubing equipment worldwide. The principal executive offices of the Company are located at 2835 Holmes Road, Houston, Texas, 77051, telephone 713-799-5100.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

TUBULAR SERVICES

  Tubular Services is the Company's largest business line. It generated approximately 51%, 81%, and 77% of the Company's revenue for the years ended December 31, 1996, 1995 and 1994, respectively. On a pro forma basis giving effect to the Drexel Merger and an acquisition made by Drexel in November 1995 of SWECO(R) Oilfield Services ("SOFS"), the Tubular Services business generated approximately $174 million (46%) and $154 million (49%) of the Company's revenue for the years ended December 31, 1996 and 1995, respectively. The Company's Tubular Services operates in the oilfield tubular markets of 54 countries, including North America, Latin America, Europe, Africa, the Middle East, and the Far East. The Company provides tubular inspection services at drilling and workover rig locations, at pipe yards owned by its customers, at steel mills manufacturing tubular goods, and at facilities which it owns. The Company provides for the internal coating of tubular goods at ten plants worldwide, and through licensees in certain locations.

  Demand for tubular services products depends upon the activity level of drilling, well remediation, and flowline installation operation activity in the oil and gas industry. Tuboscope's customers rely on tubular inspection services to avoid failure of in service tubing, casing, flowlines, and drillpipe. Such tubular failures are expensive and in some cases catastrophic. Tuboscope's customers rely on internal coatings of tubular goods to prolong their useful lives and to increase the volumetric throughput of in-service tubular goods. Tubular inspection and coating services are used most frequently in drilling and production operations in high-temperature, deep, corrosive oil and gas environments. In selecting a provider of tubular inspection and tubular coating services, oil and gas operators consider such factors as reputation, experience, technology of products offered, reliability and price. The Company believes it is the largest provider of tubular inspection and the largest provider of internal tubular coating services worldwide.

  Tubular Corrosion Control. The Company develops, manufactures and applies its proprietary tubular coatings, known as Tube-Kote(R) coatings, to new and used tubulars. Tubular coatings help prevent corrosion of tubulars by providing a tough plastic shield to isolate steel from corrosive oilfield fluids such as CO2, H2S and brine. Delaying or preventing corrosion extends the life of existing tubulars, reduces the frequency of well remediation and reduces expensive interruptions in service and production for oil and gas producers. In addition, coatings are designed to increase the fluid flow through tubulars by decreasing or eliminating paraffin and scale buildup, which can reduce or block oil flow in producing wells. The smooth inner surfaces of coated tubulars often increase the fluid through-put on certain high-rate oil and gas wells.

  The Company has a long history of introducing new coating products custom-engineered to address increasingly corrosive environments encountered in oil and gas drilling and production operations. The Company's reputation for supplying quality internal coatings is an important factor in its business, since the failure of coatings can lead to expensive production delays and premature tubular failure.

  Subsequent to December 31, 1996, the Company acquired Fiber Glass Systems, Inc. ("Fiber Glass Systems"), a leading provider of high pressure fiberglass tubulars used in oilfield applications, for a combination of stock and cash. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name "Star," and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. Like coated tubulars, fiberglass pipe is used to guard against corrosive fluids produced in the oilfield. The acquisition added a new product to the Company's corrosion control products.

  Tubular Inspection. Newly manufactured pipe sometimes contains serious defects that are not detected by the mill. In addition, pipe can be damaged in transit and during handling prior to use at the well site. As a result, exploration and production companies often have new tubulars inspected before they are placed in service to reduce the risk of tubular failures during drilling and completion of oil and gas wells. Used tubulars are inspected by the Company to detect service-induced flaws after the tubulars are removed from operation. Used drill pipe and used tubing inspection programs allow operators to replace defective lengths, thereby prolonging the life of the remaining pipe and saving the customer the cost of unnecessary tubular replacements and expenses related to tubular failures.

  The Company's tubular inspection services employ all major non-destructive inspection techniques, including electromagnetic, ultrasonic, magnetic flux leakage and gamma ray. These inspection services are provided both by mobile units which work at the wellhead as used tubing is removed from a well, and at fixed site tubular inspection locations. The Company provides an ultrasonic inspection service for detecting potential fatigue cracks in the end area of used drill pipe, the portion of the pipe that traditionally has been the most difficult to inspect. Tubular inspection facilities also offer a wide range of related services, such as API thread inspection and ring and plug gauging, and a complete line of reclamation services necessary to return tubulars to useful service, including tubular cleaning and straightening, hydrostatic testing and re-threading.

  In addition to its new and used tubular inspection and reclamation services, the Company also offers a comprehensive proprietary tubular inventory management system (TDS) which permits the real-time tracking of customer's tubular inventories within the Company's facilities. The system permits customers to dial-in to monitor tubular inspection and coating progress.

  In 1996, the Company installed its first proprietary high-speed full body ultrasonic tubular inspection unit (TruScope(R)). The new service provides 100% ultrasonic coverage of tubulars at a rate of up to 200 feet per minute.

  Mill Systems and Sales. The Company engineers and fabricates inspection equipment for steel mills, which it sells and leases. The equipment is operated by the steel mills and is used for quality control purposes to detect transverse, longitudinal and three-dimensional defects in the pipe during the high-speed manufacturing process. Each piece of mill inspection equipment is designed to customer specifications and is installed and serviced by the Company. Since 1962, the Company has installed more than 80 units worldwide, in most major steel mills. Equipment is manufactured at the

Company's Houston, Texas facility. In 1996, the Company moved its NDT division manufacturing facilities from Midland, Texas to Houston to improve overall manufacturing efficiency and reduce the cost of manufacturing products. Revenue for Mill Systems and Sales fluctuates significantly from year to year due to the timing of negotiating large domestic and export sales contracts, arranging financing and manufacturing equipment.

  The Company's tubular services customers include almost all major oil and gas companies, large and small independent producers, national oil companies, drilling contractors, oilfield supply stores, and steel mills. No single customer accounted for more than 10% of the Company's revenue in 1996. The Company's competitors in Tubular Services include ICO Inc., Shaw Industries, and Shield Coat Inc. In addition, the Company competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies or regulations which may give local nationals in these countries certain competitive advantages. In tubular coating certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liners systems also compete with the Company's products.

SOLIDS CONTROL PRODUCTS & SERVICES

  The Company generated approximately 23% of its revenue for the year ended December 31, 1996 from Solids Control Products & Services. On a pro forma basis giving effect to the Drexel Merger and the SOFS acquisition, the Solids Control Products & Services business generated approximately $98 million (26%) and $75 million (24%) of the Company's revenue for the years ended December 31, 1996 and 1995, respectively. The Company's Solids Control Products & Services business serves oilfield drilling markets in North America, Latin America, Europe, Africa, the Middle East and the Far East.

  Solids control is the application of highly-engineered products and services to extract drill cuttings from fluids used in oil and gas drilling operations. The removal of drill cuttings is required to permit the reuse of expensive drilling fluids. By removing rock cuttings and other solid contaminants from the fluids used in drilling operations, solids control equipment reduces the volume of drilling fluids and solids for disposal subsequent to drilling operations (which minimizes the environmental impact of the drilling operation and reduces post-drilling reclamation costs) and reduces the volume of drilling fluids consumed by the operation, further reducing drilling costs. Effective solids control also reduces the probability of sticking and losing expensive downhole drilling equipment in the wellbore and the resulting need to redrill the well. The use of solids control technology improves the efficiency of the drilling process by preventing the recirculation and subsequent recutting of solids at the drill bit and by reducing wear on mechanical components such as mud pumps and mud motors.

  The Company believes the regulatory and industry trend towards minimizing the environmental impact of drilling operations in a number of environmentally-sensitive oil and gas productive regions will lead to higher demand for highly-engineered solids control products and closed loop drilling systems. The Company further believes the trend towards more technically complex drilling, including highly deviated directional wells and slim-hole completions, will favorably impact the demand for solid controls technology because of its ability to reduce costly downhole problems.

  Due to the Drexel Merger, the Company believes it is the world's leading manufacturer and provider of solids control equipment and services to the oil and natural gas drilling industry. The Company manufactures conventional and linear motion shale shakers, high speed and conventional centrifuges, desanders, desilters, screens, degassers and closed loop drilling fluids systems at its facilities in Conroe, Texas and Dundee, United Kingdom. The Company markets solids control equipment under the Brandt/EPI /TM/ brand name. For the twelve months ended December 31, 1996, on a pro forma basis giving effect to the Drexel Merger, approximately 48% of the Company's solids control equipment revenue was generated from the sale of solids control equipment and inventory, and approximately 52% of such revenue was generated from rentals and services.

  Outside the petroleum market, solids control equipment is used in numerous applications. The Company recently expanded into the kaolin (clay) paper processing and rock and aggregate markets by providing its shakers for use in the separation process utilized in these industries. Management believes that there are additional opportunities for expansion into these and other markets, such as the food processing and municipal waste water markets, although such expansion cannot be assured.

  The Company's customers for Solids Control Products & Services include almost all major oil and gas companies, large and small independent producers, national oil companies, and drilling contractors. No single customer accounted for more than 10% of the Company's revenue in 1996. Competitors in oilfield solids control equipment and services include Smith International ("SWACO"), Derrick Manufacturing Corp. and a number of regional competitors. The Company acquired four regional competitors in solids control in 1996 in order to achieve consolidation savings, gain entrance to solids control markets in Canada and expand its market presence in Louisiana and Venezuela. The Company's solids control equipment is sold or rented in highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in the solids control equipment market. Management believes that, in addition to on-site services, the principal competitive factors affecting its solids control equipment business are performance, quality, reputation, customer
service, product availability, breadth of product line and price.   Management
believes market conditions are generally improving in solids control due to strong demand by oil and gas drillers to reduce overall drilling costs and minimize environmental impact, and rising levels of technology required to serve the market.

COILED TUBING & PRESSURE CONTROL PRODUCTS

  As a result of the Drexel Merger, the Company believes it is the world's leading designer and manufacturer of coiled tubing equipment and coiled tubing pressure control equipment used in oil and gas well remediation and drilling operations. This product line generated approximately 14% of the Company's revenue for the year ended December 31, 1996. On a pro forma basis giving effect to the Drexel Merger and the SOFS acquisition, the Coiled Tubing & Pressure Control Products segment generated approximately $62 million (16%) and $50 million (16%) of the Company's revenue for the years ended December 31, 1996 and 1995, respectively. The Company's Coiled Tubing & Pressure Control Products line sells capital equipment and consumables to all the major oilfield coiled tubing remediation and drilling service providers.

  Coiled tubing consists of flexible steel tubing manufactured in a continuous string and wrapped on a spool. It can extend several thousand feet in length and is run in and out of the well bore at a high rate of speed by a hydraulically operated coiled tubing unit. A coiled tubing unit is typically mounted on a truck or skid and consists of a hydraulically operated tubing reel or drum, an injector head which pushes or pulls the tubing in or out of the well bore, and various power and control systems. Coiled tubing is typically used with sophisticated pressure control equipment which permits the operator to continue to safely produce the well. The Company manufactures and sells both coiled tubing units and the ancillary pressure control equipment used in these operations.

  Coiled tubing provides a number of significant functional advantages over the principal alternatives of conventional drillpipe and workover pipe. Coiled tubing allows faster "tripping" since the coiled tubing can be reeled very quickly on and off a drum and in and out of a well bore. In addition, the small size of the coiled tubing unit compared to an average workover rig reduces preparation time at the well site. Coiled tubing permits a variety of workover and other operations to be performed without having to pull the existing production tubing from the well and allows ease of operation in horizontal/highly deviated wells. Thus, operations using coiled tubing can be performed much more quickly and, in many instances, at a significantly lower cost. Finally, use of coiled tubing generally allows continuous production of the well, eliminating the need to temporarily stop the flow of hydrocarbons. As a result, the economics of a workover are improved because the well can continue to produce hydrocarbons and thus produce revenues while the well treatments are occurring. Continuous production also reduces the risk of formation damage which can occur when the well is "shut in."

  Currently, most coiled tubing units are used in well remediation applications. The Company believes that advances in the manufacturing process of coiled tubing, tubing fatigue protection and the capability to manufacture larger diameter coiled tubing strings have resulted in increased uses and applications for coiled tubing products. For example, well operators are increasingly finding uses for coiled tubing in drilling applications such as slim hole reentries of existing wells. The Company engineered and manufactured the first three coiled tubing units built specifically for coiled tubing drilling in 1996.

  There are certain limitations to the use of coiled tubing. Coiled tubing generally is made of high strength, alloy steel which wears down or fatigues over time as a result of internal pressure, acidic operating environments and normal bending cycles. Thus, operators must carefully monitor the use of the tubing. In addition, coiled tubing will buckle if the weight the coiled tubing is pushing becomes too great or if the tube becomes inhibited by some obstacle or irregularity in the well bore. Buckling has not proven to be a significant obstacle in most well remediation applications, and the

Company believes it will become less of an issue as the result of the availability of stronger and larger diameter coiled tubing.

  Generally, the Company supplies customers with the equipment and components necessary to use coiled tubing, which the customers typically purchase separately. The Company's coiled tubing product line consists of coiled tubing units, coiled tubing injector heads, coiled tubing and wireline pressure control equipment, snubbing units, nitrogen pumping equipment and cementing, stimulation, and blending equipment. The Company markets its coiled tubing equipment under the Hydra Rig(R) brand name primarily to providers of coiled tubing drilling and workover services. The Company's primary coiled tubing unit production facilities are located at its Hydra Rig facility in Fort Worth, Texas. In addition, the Company markets coiled tubing pressure control equipment under the Texas Oil Tools(R) brand name and manufactures such equipment at its facility in Conroe, Texas and to a lesser extent at the Dundee facility in the United Kingdom. Additionally, through its September 1996 acquisitions of SSR (International) Ltd. and Pressure Control Engineering Ltd., the Company entered the wireline unit manufacturing business, and greatly expanded its offering of downhole coiled tubing tools. Many coiled tubing customers also purchase and operate wireline units.

  The Company's coiled tubing product offering includes a wide variety of sophisticated downhole tools engineered to enable oil and gas producers to re-enter complex multilateral wells, to install coiled tubing velocity strings, to bypass electrical submersible pumps, and to perform a variety of other remediation and completion activities utilizing coiled tubing. One such product, the MLR system, was awarded a Meritorious Award for Engineering Innovation at the 1996 Offshore Technology Conference in Houston, Texas. Management believes that high-productivity multilateral drilling will continue to grow.

  The Company's customers for Coiled Tubing & Pressure Control Products include almost all major oil and gas coiled tubing service companies, as well as major oil companies and large independents. No single customer accounted for more than 10% of the Company's revenue in 1996. Competitors in Coiled Tubing & Pressure Control Products include Stewart & Stevenson, Dreco Inc. and a few smaller competitors. Management believes market conditions are generally improving in the coiled tubing equipment market due to growing widespread acceptance of the technology, and growth in the number of oilfield applications such as coiled tubing drilling.

PIPELINE & OTHER INDUSTRIAL SERVICES

  Pipeline & Other Industrial Services generated approximately 12%, 19%, and 23% of the Company's revenue for the years ended December 31, 1996, 1995, and
1994, respectively.   On a pro forma basis giving effect to the Drexel Merger
and the SOFS acquisition, Pipeline & Other Industrial Services generated approximately $43 million (12%) and $36 million (11%) of the Company's revenue for the years ended December 31, 1996 and 1995, respectively. The Company's Pipeline & Other Industrial Services provides a wide variety of industrial inspection services, including in-place inspection services of oil and gas transmission pipelines, and technical industrial inspection, monitoring, and quality assurance services for the construction, operation, and maintenance of major projects in energy-related industries.

  Pipeline Services. In-place inspection services for oil and gas pipelines identifies defects in the pipelines without removing or dismantling the pipelines or disrupting the product flow, giving customers a convenient and cost-effective method of identifying defects in pipelines. The Company inspects pipelines by launching a sophisticated survey instrument into the pipeline. Propelled by the product flow, the instrument uses electromagnetics and digital and analog recording devices to monitor the severity and location of internal and external pitting-type corrosion as well as defects in the pipeline, providing a basis for evaluation and repair by the customer. Once the test is complete, the survey instrument is returned to the Company, refurbished and used for future pipeline inspections.

  The Company expanded its presence in the pipeline inspection market when it acquired Vetco Pipeline Services, Inc., a major competing pipeline inspection provider, in September, 1996. The acquisition provided the Company with access to certain new technologies including pipeline deformation inspection, increased market presence in North America, and significant consolidation savings.

  Management believes there are growth opportunities for the Company's Pipeline Services due to the aging of the worldwide pipeline network and new pipeline construction. U.S. regulatory inspection requirements and an extensive pipeline infrastructure in Eastern Europe are additional industry factors expected to contribute to the growth of the Company's Pipeline Services. Additionally, management believes that the Linalog(R) Plus technology and the Company's new digital TruRes(R) inspection technology will provide growth opportunities. The Linalog(R) Plus service is a computer enhanced method for presenting the inspection report produced by the Company's traditional Linalog(R) technology. The TruRes(R) technology applies advanced digital computer technology and other advancements within the body of the inspection tool to provide greater measurement sampling density and pipe-body coverage.

  Industrial Inspection Services. The Company provides industrial inspection and monitoring services for the construction, operation and maintenance of major projects in energy-related industries. Inspection techniques include the x-raying of pipeline girth welds and ultrasonic or eddy current inspection of refinery equipment. Monitoring services include various quality assurance and control and supervision services. Most of these services are provided during fabrication, installation and maintenance of energy-related facilities. The primary customers are power plants undergoing construction or maintenance, chemical and petrochemical plants, pipeline construction companies and pipeline owners.

  The Company's CTI tank inspection unit, which was included in its Pipeline & Other Industrial Services group, was sold in the third quarter of 1996. Less than $1 million in revenue was generated from this operation in 1996.

  The Company's Pipeline & Other Industrial Services customers include most major pipeline operators, national oil and gas companies, and various nuclear power plant operators. No customer accounted for more than 10 percent of revenues for the Company in 1996. The Company's primary competitors include British Gas Plc; Ipel Kopp (Pipetronix), a subsidiary of A.G. Preussay Anlagensau; and H. Rosen Engineering GmbH, and BJ Services. Management believes the major competitive factors for Pipeline Services are reputation for quality service, reliability of obtaining a successful survey on the first run, product technology, price, and technical support of survey results interpretation.

1996 ACQUISITIONS

  On April 24, 1996, pursuant to that certain Agreement and Plan of Merger dated as of January 3, 1996 by and among the Company, Grow Acquisition Limited, a Bermuda corporation and wholly owned subsidiary of the Company ("Grow"), and D.O.S. Ltd., a Bermuda corporation ("Drexel"), Grow was merged with and into Drexel (the "Drexel Merger"). Upon consummation of the Drexel Merger, all of the outstanding ordinary shares of Drexel were converted into the right to receive approximately 16.7 million shares of the Company's common stock, par value $.01 per share ("Company Common Stock").

  In connection with the Drexel Merger, on April 24, 1996, the Company sold to SCF-III, L.P., a Delaware limited partnership ("SCF"), 4,200,000 shares of Company Common Stock and warrants to purchase 2,533,000 shares of Company Common Stock at an exercise price of $10 per share expiring on December 31, 2000, for an aggregate purchase price of $31 million pursuant to a certain Subscription Agreement dated as of January 3, 1996 between the Company and SCF.

  Also in connection with the Drexel Merger, on April 24, 1996 Baker Hughes Incorporated ("BHI") exchanged all of its 100,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, of the Company for 1,500,000 shares of Company Common Stock and warrants to purchase 1,250,000 shares of Company Common Stock at an exercise price of $10 per share expiring on December 31, 2000, pursuant to that certain Exchange Agreement dated as of January 3, 1996 between the Company and BHI.

  Prior to the Drexel Merger, Drexel was the world's leading provider of solids control equipment and services to the oil and natural gas industry and coiled tubing units and related pressure control equipment to oilfield service companies. The Drexel Merger provided the Company increased market capitalization, additional growth opportunities, improved capital structure and consolidation savings opportunities. Measures to achieve the expected consolidation savings were fully implemented in 1996.

  During 1996, in addition to the Drexel Merger, the Company completed the acquisition of seven businesses. On May 31, 1996, pursuant to that certain Share Purchase Agreement dated as of May 31, 1996, the Company acquired all of the outstanding shares of capital stock of Wadeco Oilfield Services Ltd. ("Wadeco"), a Canadian-based company in the Solids Control Products & Services business, for $16.4 million (provided from the Company's cash reserves and its existing revolving credit facility). In addition, the Company assumed $5.2 million of Wadeco debt. The acquisition provided the Company with a presence in the Canadian solids control market and access to a fleet of high-quality solids control equipment.

  In June 1996, the Company acquired substantially all of the assets of Western Service & Supply, S.A., a Venezuela-based company in the Solids Control Products & Services business, for an aggregate purchase price of $2.6 million in cash. This acquisition increased the Company's market share in Latin America, and provided an opportunity to achieve consolidation cost savings.

  In September 1996, the Company acquired all of the outstanding shares of S.S.R. (International) Ltd., and Pressure Control Engineering Ltd., two Scotland based companies in the Coiled Tubing & Pressure Control Products business. The consideration included cash of $7.8 million, 129,967 shares of Company Common Stock valued at $1.9 million, and $5 million of notes convertible into shares of Company Common Stock. These acquisitions expanded the Company's coiled tubing and pressure control equipment product offerings.

  In September 1996, the Company acquired all of the outstanding shares of capital stock of Vetco Pipeline Services, Inc. ("Vetco Pipeline"), a U.S.-based company in the pipeline inspection business, for an aggregate purchase price of $8.5 million in cash plus additional earnout consideration contingent upon the realization of gross profit from certain contracts. The acquisition of Vetco Pipeline provided additional pipeline inspection technology and significant consolidation cost savings.

  In October 1996, the Company acquired substantially all of the solids control assets of Polar Oilfield Services, a Canadian-based solids control business, for an aggregate purchase price of approximately $1.8 million in cash.

  In December 1996, the Company acquired all of the outstanding shares of capital stock of Gauthier Brothers Rentals, Inc., the leading provider of solids control equipment and services in the Louisiana Gulf Coast area for total consideration of approximately $11 million. The purpose of the acquisition was to improve the Company's market position through increased rental revenue and closed loop systems.

SEASONAL NATURE OF THE COMPANY'S BUSINESS

  Historically, the level of the Company's business has followed seasonal trends, which are described below. However, the historical trends in Tubular Services and Solids Control Products & Services can also be subject to significant changes resulting from fluctuations in oil prices and changes in rig count.

  The Company's tubular inspection, tubular coating, and solids control businesses in the United States tend to realize lower activity levels during the first quarter of the calendar year due to the typical delay in the approval of drilling budgets and weather restrictions. The Company's tubular inspection, tubular coating, and solids control businesses in Canada typically realize a strong first quarter of the calendar year as operators take advantage of the winter freeze to help gain access to drilling and production areas, and then declines during the second quarter of the calendar year due to weather conditions which result in road bans that curtail drilling activity. Tubular Services activity in both the United States and Canada typically increases during the third quarter of the calendar year and then peaks in the fourth quarter of the calendar year as operators authorize the spending of remaining drilling and/or production capital budgets for the year. The seasonal trend in North America is somewhat offset by the increased activity level in Latin America during the first quarter of each year.

  Pipeline inspection typically experiences reduced activity during the first quarter of the calendar year. The high winter demand for gas and petroleum products in the northern states and the consequent curtailment of maintenance/inspection programs result in less opportunity to perform pipeline inspection during this time. During the second quarter of the calendar year, activity begins to increase and normally continues at relatively stable levels through the end of the year as operators finish scheduled maintenance programs. Mill systems sales and industrial inspection services have no particular seasonal trend. The timing of mill equipment sales is not easily predictable and, accordingly, revenue tends to fluctuate from quarter to quarter.

  In general, the Coiled Tubing and Pressure Control line has experienced lower revenue in the fourth quarter due to major customers placing orders, based on their budgeting process, in the fourth quarter for delivery during the next three quarters. This process may change in the future as a major customer has changed to a continuing budget process and will place orders throughout the year. There can be no guarantees that this trend will continue or that any other customer will change its ordering process.

  The Company anticipates that these seasonal trends will continue; however, there can be no guarantee that spending by the Company's customers will continue or that other circumstances will remain the same as in prior years.

MARKETING & DISTRIBUTION NETWORK

  The Company's products are marketed through a 142 employee sales organization and a network of agents and distributors which spans 54 countries. The Company's customers include major and independent oil and gas companies, national oil companies, oilfield equipment and product distributors and manufacturers, drilling and workover contractors, oilfield service companies, pipeline operators, steel mills, and other industrial companies.

  Certain tubular inspection and tubular coating products and service often are incorporated as a part of a tubular package sold by tubular supply stores to end users. The Company's international oilfield inspection services were historically marketed in large part through licensees, with agreements generally ranging in duration from three to five years. In 1990, the Company commenced operating directly in selected foreign markets rather than marketing its services through licensees. With the 1991 acquisition of Vetco Services, which markets its services directly or through joint ventures, and with the Company's recent expansion in Latin America, the Company primarily has direct operations in the international marketplace.

  The Company's Solids Control customers are predominantly oil and natural gas producers and rig operators and its coiled tubing equipment customers are primarily oil and natural gas service companies. The Company operates sales and distribution facilities at strategic locations worldwide to service areas with intensive drilling activity. The Company's worldwide employee Solids Control sales organization is complemented by service and engineering facilities which provide specialty repair and maintenance services to existing customers.

  The Company's Coiled Tubing & Pressure Control Products primarily are sold directly to end users through a worldwide employee Coiled Tubing & Pressure Control Products sales organization. The Company also has in place certain exclusive alliances with major oilfield service companies to provide pressure control equipment.

PATENTS, LICENSES AND TRADEMARKS

  Management believes that the Company's strong market position in its major businesses is enhanced by its leading technologies and reputation for innovation and expertise. Through an internal development program and certain acquisitions, the Company has assembled an extensive array of coiled tubing, solids control, tubular coating, tubular inspection, mill systems, and pipeline inspection technologies protected by a substantial number of trade and service marks, patents, trade secrets, and other proprietary rights.

  In 1996, the Company engineered, manufactured, and delivered the first three coiled tubing units designed specifically to drill wells. The Company continues to invest in technology to improve and expand coiled tubing drilling, and holds a number of patents in both coiled tubing drilling and conventional coiled
tubing unit designs.   Additionally, the Company holds a number of patents
related to the manufacture and design of pressure control equipment.   The
Company has joint development agreements for the proprietary SAFECONN connector system which permits the safe deployment of long perforating guns into live wells. The Company, through its Pressure Control Engineering subsidiary, also offers a wide array of coiled tubing completion and fishing tools, including its patented multi-lateral reentry (MLR) system, its StiffLine 2000 coiled tubing velocity string wellhead hanger system, its HAPPI coiled tubing hydraulic anchor push-pull intensifier. The Company has a wide complement of patented blow out preventors and ancillary equipment for coiled tubing.

  The Company's Solids Control Products & Services line engineers and assembles linear motion shakers, combination linear motion/scalping shakers and various centrifuge designs. Additionally, various styles of screens for use with shakers are designed by the Company for specialized use in the separation of drill cuttings from fluids used in oil and gas drilling operations. The Company has various patents related to its screens and shale shakers in both the U.S. and international locations.

  The Company and its recent acquisition Vetco Pipeline Services pioneered the pipeline inspection process with what is now known as "conventional pipeline" inspection technology. The Company copyrighted Linalog(R) technology plus computer enhancement technique adds the ability to integrate computer analysis into the conventional technology.

  The Company's Tru Res(R) technology employs a patented state of the art high resolution inspection tool and next generation magnetic flow leakage technology to provide enhanced defect characterization.

  The Company's electromagnetic inspection system, known as Amalog(R) IV, performs four separate inspections in one semi-automated process: the Sonoscope(R) section detects transverse defects, which are flaws aligned across the pipe; the Amalog(R) section detects flaws with longitudinal dimensions; the Isolog(R) section detects variations in the thickness of the wall of the pipe; and the grade verifier section compares each length with a standard to determine whether all the pipe is of the same metallurgical grade. In addition, the Company's PipeImage/TM/ System for electromagnetic inspection system uses small sensors, digital signal processing, computer interpretation and three-dimensional image presentation to help identify flaws in mid-range walled pipe which may be undetectable with conventional electromagnetic inspection services.

  The equipment and technology used in the Company's ultrasonic inspection systems (U-Tron(R), SOS Ultrasonic Inspection Unit, Vetcoscan(R) and NDT/TM/ Eagle) is designed to inspect heavywall or non-magnetic tubing, casing and line pipe for manufacturing defects, where the effectiveness of electromagnetic inspection is limited. The Company's ultrasonic capabilities were further enhanced with the introduction of its Endsonic(R) technology for ultrasonic end area inspection in 1994, and its patented full body ultrasonic inspection unit (Truscope(R)) which provides 100% ultrasonic coverage at a rate of 200 feet per minute.

  As part of the Vetco Services acquisition, the Company acquired BHI's interests in substantially all of the foreign and domestic trademarks and patents and other proprietary technology used in the Vetco Services business (other than Vetcoscan(R)). These technologies include Vetcolog(R), PipeImage/TM/ and Vetcoscope(R) electromagnetic inspection systems and the end area inspection system and all of the liquid and powder coating technology. In addition, the Company obtained certain rights to use the Vetcoscan(R) ultrasonic inspection technology outside the United States. In connection with such acquisition, BHI's domestic coating and inspection business retained the right to use such technology in the United States. ICO, Inc. acquired the domestic inspection and coating business of BHI in September 1992. In 1993 the Company introduced its WellChek(R) technology which inspects pipe on the rig floor as it is "tripped" from the well.

  As part of the Company's tubular coating services, the Company develops, manufactures and applies its proprietary tubular coatings, known as Tube-Kote(R) coatings, to new and used tubulars. Tube-Kote(R) coatings are manufactured by and for the Company using a variety of resins, including phenolic, epoxy or urethane, each selected for its suitability under certain corrosive conditions and then formulated to enhance performance. Presently the Company utilizes both thermoplastic and thermosetting plastics technology to provide materials with enhanced chemical resistance or mechanical properties to meet the end users field requirements. Every coating is tested and evaluated in field conditions before being released for customer use. Tube-Kote(R) coatings are developed and manufactured either at the Company's Houston, Texas, facility or are manufactured in North America or Europe through restricted sales agreements with third party manufacturers.

  The Company also offers a complete line of connection services for internally coated pipe. These include Thru-Kote(R) and Thru-Kote(R) U.B. systems for welding coated line pipe, and a variety of other specialized fittings. Additionally, the Company's TK(R) - tubing insert is a cost effective solution for corrosive down hole environments.

  The Company has proprietary rights to a number of foreign and domestic trademarks and service marks important to its business. It also owns various foreign and domestic patents related to the design and manufacture of certain products. Many of the patents have expired or will soon expire, and many of the trademark registrations are up for renewal within the next two years.
Management intends to renew these trademarks. Although management believes that no single patent is material to the business of the Company, it continues to seek new patents to protect the Company's proprietary interests in certain products as necessary.

ENGINEERING AND MANUFACTURING

  The Company manufactures or assembles the equipment and products which it leases and sells to customers, and which it uses in providing solids control, inspection, tubular coating, and pipeline inspection services. In addition to producing new equipment and products, the Company produces spare parts for its equipment and for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Conroe, Texas; Dundee, Scotland; and Montrose, Scotland. The Company manufactures screens used in its solids control operations and for sale to others at its New Iberia,

Louisiana; Conroe, Texas; Leduc, Alberta; and Trinidad facilities. The Company manufactures coiled tubing units, wireline units, and pressure control equipment at its Fort Worth, Texas; Conroe, Texas; Montrose, Scotland; Aberdeen, Scotland; and Poole, England facilities. The Company, through its 1997 acquisition of Fiber Glass Systems, manufactures fiberglass tubulars and fittings at its San Antonio, Texas and Big Springs, Texas facilities. The Company manufactures its tubular coatings in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers.

  The equipment and products designed and manufactured by the Company range from electromagnetic and ultrasonic inspection systems, coating products, electromagnetic pipeline inspection tools, mechanical solids control equipment, coiled tubing and wireline equipment, pressure control equipment, and downhole coiled tubing tools. Design and engineering are based on research and development efforts as well as established customer and industry standards.

  Certain of the Company's manufacturing facilities and certain of the Company's products have various certification, including, ISO 9001, API and ASME.

RAW MATERIALS

  The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are readily available at competitive prices from numerous sources.

BACKLOG

  The Company's backlog is based upon anticipated revenues from customer orders that the Company believes are firm and scheduled for shipment within twelve months. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company, and orders may be changed at any time. As of December 31, 1996, the Company's backlog of Coiled Tubing & Pressure Control Products was $21.9 million, an increase of approximately 20% above the $18.2 million in backlog as of December 31, 1995. Such increase was primarily a result of an increase in demand, and due to the acquisitions of SSR International Ltd and Pressure Control Engineering Ltd. in 1996. Backlog amounts in the Company's other product lines are immaterial.

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

  Pursuant to an agreement executed as part of the acquisition of the Company in 1988 from Minstar Inc. ("Minstar"), Minstar has agreed, subject to certain limitations concerning the time for submitting claims and the amount of losses to be covered as described below, to indemnify the Company with respect to all losses, liabilities, damages and expenses incurred in connection with, arising out of or resulting from the production, use, generation, emission, storage, treatment, transportation, disposal or other handling or disposition or migration of any kind of any toxic or hazardous wastes at any time prior to the closing of the 1988 acquisition date. Claims for indemnification were required to be made before May 13, 1992. Minstar is obligated to indemnify the Company for the first $1 million of losses incurred by the Company and fifty percent of losses in excess of $2 million. The Company is solely responsible for the second $1 million of losses incurred and fifty percent of losses in excess of $2 million. See "Business--Legal Proceedings" for a description of the indemnity to be provided by Minstar with respect to actions, suits, litigation, proceedings or governmental investigations which may also apply to certain environmental matters.

EMPLOYEES

  As of December 31, 1996, the Company employed 3,602 full-time employees worldwide, of whom 1,876 were employed in North America. The Company considers its relations with its employees to be excellent.

FACTORS AFFECTING FUTURE OPERATING RESULTS

  The oil and gas industry in which the Company participates historically has experienced significant volatility. Demand for the Company's services and products depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the volume of production, the number of well completions and the level of workover activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada.

  The willingness of oil and gas operators to make capital expenditures for the exploration and production of oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including the prevailing and expected market prices for oil and natural gas. Such prices are impacted by, among other factors, the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to maintain price stability through voluntary production limits, the level of production by non-OPEC countries, worldwide demand for oil and gas, general economic and political conditions, costs of exploration and production, availability of new leases and concessions, and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations. No assurance can be given as to the level of future oil and gas industry activity or demand for the Company's services and products.

  The Company's foreign operations, which include significant operations in Canada, Europe, the Far East, the Middle East and Latin America, are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationship between the Company and such government-owned petroleum companies. Although the Company has not experienced any significant problems in foreign countries arising from nationalistic policies, political instability, economic instability or currency restrictions, there can be no assurance that such a problem will not arise in the future.

  The Company's inspection and coating services routinely involve the handling of waste materials, some of which may be considered to be hazardous wastes. The Company is subject to numerous local, state and federal laws and regulations concerning the containment and disposal of hazardous materials, pursuant to which Tuboscope has been required to incur compliance and clean-up costs. Compliance with environmental laws and regulations due to currently unknown circumstances or developments, however, could result in substantial costs and have a material adverse effect on Tuboscope's results of operations and financial condition.

  A significant portion of the Company's recent growth in revenues and profitability has been the result of its aggressive acquisition program. The Company's future operating results will be impacted by the Company's ability to identify additional attractive acquisition opportunities, consummate such acquisitions on favorable terms and successfully integrate the operations of the acquired businesses with those of the Company.

ITEM 2. PROPERTIES

  The following is a description of the Company's major facilities:

                                                                                  SIZE
                                                                              (APPROXIMATE            OWNED/
             LOCATION                            DESCRIPTION                   SQUARE FEET)           LEASED
             --------                            -----------                  -------------           ------
DOMESTIC:
--------
Amelia, Louisiana                    Coating Plant, Pipe Inspection and     85,000 on 35 Acres     Building Owned*
                                     Storage Facilities

Bakersfield, California              Reclamation Facility                   7,200 on 6 Acres       Owned

Casper, Wyoming                      Inspection Facility                    91,720 on 29 Acres     Owned

Corpus Christi, Texas                Service Facility                       20,800 on 4 Acres      Owned

Conroe, Texas                        Solids Control and Pressure            125,000 on 30.49       Owned
                                     Control Manufacturing Facility,        Acres
                                     Warehouse, Sales and
                                     Administrative Offices, &
                                     Engineering

Oklahoma City, Oklahoma              Inspection Facility                    6,000 on 5 Acres       Owned

Edmond, Oklahoma                     Coating Plant                          40,000 on 19 Acres     Owned

Fort Worth, Texas                    Coiled Tubing  Manufacturing           75,200 on 9.67 Acres   Owned
                                     Facility, Warehouse & Offices
                                     Fabrication Center                     26,700                 Leased

Harvey, Louisiana                    Coating Plant and Inspection          53,000 on 7 Acres       Owned & Leased
                                     Facility

Houston, Texas                       Holmes Road Complex:                                          Owned
                                     Manufacturing, Warehouse,
                                     Corporate Offices, Coating
                                     Manufacturing Plant & Pipeline
                                     Services

                                     Engineering/Technical Research        76,000 on 6 Acres       Owned
                                     Center

                                     Highway 90: Coating Plant             83,000 on 43 Acres      Leased

                                     Sheldon Road Complex: Region          137,000 on 94 Acres     Land Owned **
                                     Administration Offices, Pipe                                  Building Leased
                                     Inspection and Storage Facilities

                                     SOS Inspection Facility               32,000 on 31 Acres      Owned

Lake Arthur, Louisiana               Solids Control Service & Rework       7,800                   Leased
                                     Facility

Midland, Texas                       Coating Plant, Reclamation            87,000 on 25 Acres      Owned
                                     Facility and Technical Service
                                     Building

Odessa, Texas                        Inspection Pipe Storage Yard and      12,000 on 23.2 Acres    Leased
                                     Ancillary Service Facility

                                                                                  SIZE
                                                                              (APPROXIMATE            OWNED/
             LOCATION                            DESCRIPTION                   SQUARE FEET)           LEASED
             --------                            -----------                  -------------           ------
Morgan City, Louisiana               Inspection Facility                   42,400 on 3 Acres       Building Owned*

New Iberia, Louisiana                Manufacturing and Warehouse           25,500 on 3.4 Acres     Owned
                                     Facility

North Slope (Deadhorse), Alaska      Inspection, Repair and Service        18,400                  Building Owned*
                                     Center

Kenai, Alaska                        Inspection Facility                   9,100 on 21 Acres       Leased

INTERNATIONAL:

CANADA:
------
Calgary, Alberta                     Pipeline Services Facility            33,825 on .8 Acres      Leased
                                     Sales and Inspection Facility         20,000 on .63 Acres     Owned

Edmonton, Alberta                    Nisku Complex:  Coating Plant,        114,000 on 40 Acres     Owned
                                     Inspection Facility, Pipeline
                                     Services and Maintenance Center

Leduc, Alberta                       Solids Control Equipment Rental       38,626 on 9.36 Acres    Owned
                                     and Services Facility

ARGENTINA:
---------
Plaza Huincul, Neuquen State         Reclamation and Inspection            2,000 on 2.3 Acres      Leased
                                     Facility

Comodoro Rivadavi, Chubut State      Reclamation and Inspection            7,300 on 1.1 Acres      Leased
                                     Facility

COLOMBIA:
--------
Yopal, Colombia                      Warehouse, Storage Yard and           4,600 on 3.75 Acres     Leased
                                     Offices

TRINIDAD:
--------
Couva, Trinidad                      Manufacturing                         8,073                   Leased

VENEZUELA:
---------
Anaco, Venezuela                     Inspection Facility                   600 on 2.5 Acres        Leased

Maracaibo, Venezuela                 Solids Control Facility               25,000 on 1 Acre        Owned

FRANCE:
------
Berlaimont, France                   Coating Plant                         44,000 on 16 Acres      Owned

SINGAPORE:
---------
Jurong, Singapore                    Coating Plant                         50,644 on 8 Acres       Building Owned*

Jurong, Singapore                    Inspection Facility                   19,429 on 3 Acres       Building Owned*


                                                                                 SIZE
                                                                              (APPROXIMATE            OWNED/
             LOCATION                            DESCRIPTION                   SQUARE FEET)           LEASED
             --------                            -----------                  -------------           ------
UNITED KINGDOM:
--------------
Bordon, England                      Pipeline Services Center              12,000                  Building Owned*

Aberdeen, Scotland                   Inspection Facility & Coating         64,982 on 10 Acres      Owned
                                     Plant

Dundee, Scotland                     Manufacturing                         16,000 on 3.7 Acres     Owned

Montrose, Scotland                   Manufacturing and Assembly            22,400 on 1.5 Acres     Owned

Aberdeen, Scotland                   Manufacturing & Administrative        45,209                  Owned
                                     & Sales

Dorset, England                      Manufacturing & Administrative        12,700 on .33 Acres     Leased
                                     & Sales

GERMANY:
-------
Celle, Germany                       Inspection Facility,                  43,560 on 12 Acres      Building Owned*
                                     Administrative
                                     & Engineering Offices

Gladbeck, Germany                    Coating Plant                         25,635 on 4 Acres       Owned

NETHERLANDS:
-----------
Veenoord, Netherlands                Reclamation and Repair Facility       53,361 on 2 Acres       Leased

SAUDI ARABIA:
------------
A1 Khobar, Saudi Arabia              Reclamation, Inspection Facility      28,341 on 8 Acres       Leased
                                     and Offices

-------------------------
*  Building owned subject to a ground lease.
** Land leased to building owner under a 99 year lease.

  The Company owns undeveloped acreage next to several of its facilities, including over 100 acres of undeveloped property located in Houston, Texas. Machinery, equipment, buildings, and other facilities owned and leased are considered by management to be adequately maintained and adequate for the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to the Company's legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments which may, individually or in the aggregate, have a material adverse effect on the Company's results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

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

  The Company has been party to two lawsuits that allege wrongful death or injury of former employees resulting from exposure to silica and silica dust
during employment with the Company, both of which have been settled.   These
settlements have been made on the Company's behalf by the Company's and Minstar's insurance carriers without financial loss to the Company. The Company is aware of the possibility that suits may be brought against it by other former employees alleging exposure to silica and silica dust during their employment with the Company. These suits may involve claims for wrongful death under a theory of gross negligence and claims for punitive damages, the amounts of which could be substantial but cannot be predicted. Additionally, the Company has been sued for two other claims arising out of allegations of exposure to asbestos, benzene and certain other substances alleged to have been used primarily during its processes in the 1960s and 1970s. The Company believes that, based upon insurance and indemnification from Minstar, any such potential claims, if asserted, would not have a material adverse effect on the Company's results of operations or financial condition.

  Pursuant to an agreement executed in connection with the acquisition of the Company in 1988, Minstar agreed, subject to certain limitations, to hold the Company harmless from and against any and all losses, liabilities, damages, deficiencies and expenses (in excess of $1.5 million in the aggregate) arising out of product and/or general liability claims arising out of occurrences on or prior to the closing of the acquisition. In addition, Minstar agreed, subject to certain limitations, to hold the Company harmless from any and all losses, liabilities and damages, deficiencies and expenses related to any action, suit, litigation, proceeding or governmental investigation existing or pending on or prior to the closing of the acquisition. There is, however, a dispute with Minstar concerning whether the indemnification referenced in the first sentence of this paragraph is applicable only if the claim is the type that would be covered by a product or general liability insurance policy. The Company firmly maintains that all suits or claims are the responsibility of Minstar when the event giving rise to liability occurred prior to the closing of the acquisition. No assurance can be given, however, that Minstar will not contest responsibility for future suits, including those filed under theories of gross negligence. Management believes that Minstar is responsible for indemnifying it with respect to all of the aforementioned lawsuits subject in certain instances to the $1.5 million basket. In addition, while management believes certain liability arising from certain of the above described suits will be covered by insurance, such suits may be subject to a reservation of rights and the coverage could be contested by the carriers providing such insurance.

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

  The Company is a Defendant in litigation styled Artisan Corporation v. Optima
                                                  -----------------------------
Petroleum Corporation - Optima Petroleum Corporation and Dunhaven Energy Inc.
-----------------------------------------------------------------------------
vs. Artisan Corporation and Tuboscope Vetco Canada Inc. causes No.9601-06975 and
-------------------------------------------------------
9601-9867, Court of Queen's Bench of Alberta, Judicial District of Calgary. The plaintiffs allege breach of contract and negligence in connection with inspection of drill pipe in Canada in 1995 and seek damages in excess of 8 million Canadian Dollars. Management believes that, based upon insurance and its rights and defenses against co-parties that this case will not have a material adverse effect on the Company's results of operations or financial condition. This action is being vigorously contested.

  The products acquired by the Company due to the Drexel Merger are used in complex industrial applications. Litigation arising from a catastrophic occurrence at such applications may result in the Company being named as a defendant in lawsuits asserting large claims. Although the Company believes its insurance coverage is adequate for its current operations and its uninsured losses from product liability claims have not been significant, a successful liability claim for which the Company is underinsured or uninsured could have a material adverse effect on the Company.

  The Company is a defendant in litigation in the United States District Court for the Southern District of Texas, Houston Division, styled Derrick
                                                             -------
Manufacturing Corporation vs. Advanced Wirecloth, Inc., Environmental
---------------------------------------------------------------------
Procedures, Inc. dba SWECO Oilfield Services, Vincent D. Leone, and William S.
------------------------------------------------------------------------------
Cagle; Civil Action No.942417 which is a consolidated action, having
------
consolidated Civil Action No.95-3653 into that Civil Action. Plaintiff asserts a number of claims related to the Company's screen manufacturing and its solids control business including: (1) infringement of United States Patent No.4,575,421; (2) trademark infringement under 15 U.S.C.(S) 1114, Section 32 of the Lanham Act; (3) unfair competition under 15 U.S.C. (S)1125(a), Section 43(a) of the Lanham Act; (4) state common law unfair competition; and (5) violation of Texas' Anti-Dilution Act. Plaintiff has asked for an unspecified amount of damages arising from these claims as well as a permanent injunction, as asserted in the original action as well as claims including: (1) infringement of United States Patent No.5,417,859; (2) trademark infringement under 15 U.S.C.
(S) 1114, Section 32 of the Lanham Act; (3) unfair competition under 15 U.S.C.
(S) 1125(a), Section 43(a) of the Lanham Act; (4) state common law unfair competition; (5) false marking of Advanced's and SWECO's screens with U.S. Patent No.5,385,669 in violation of 35 U.S.C. (S) 292(a); and (6) violation of Texas' Anti-Dilution Act. Plaintiff has asked for an unspecified amount of damages arising from these claims as well as for preliminary and permanent injunctions.

  All claims against defendant William S. Cagle have been dismissed. A separate case involving one of the same two patents asserted by Derrick against Advanced Wirecloth, but involving a different screen manufacturer as defendants, was tried to a jury before the same Judge in Derrick Manufacturing Corporation vs.
                                         -------------------------------------
Southwestern Wire Cloth, Inc., Southwestern Wire Cloth Oilfield Screens, Inc.
-----------------------------------------------------------------------------
and Robert E. Norman, Civil Action No.H-94-0135 in the United States District
---------------------
Court for the Southern District of Texas. The Judge entered a judgment as a matter of law that the patent in suit was procured by inequitable conduct and is unenforceable, notwithstanding a jury verdict against the defendant awarding the Plaintiff $4,000,000 in damages. The Southwestern case is now on appeal to the Court of Appeals for the Federal Circuit. If the district court's judgment is affirmed on appeal, the Company believes that it will have no exposure on the patent in the suit that was adjudicated and common to the Southwestern and Advanced Wirecloth cases, i.e., United States Patent No.4,575,421. The other patent on which Derrick has sued Advanced Wirecloth, i.e., United States Patent No.5,417,859, is the subject of a second suit between Derrick and Southwestern, Civil Action No.95-C-1184K, pending in the United States District Court for the Northern District of Oklahoma. The outcome of the case, if favorable to Southwestern, could have a favorable impact on Advanced Wirecloth with respect to the second Derrick patent. In view of the appeal in the Derrick vs. Southwestern Wire Cloth case, the Judge has stayed all proceedings in the Advanced Wirecloth case pending the outcome of the Southwestern appeal. Notwithstanding the outcome of the Southwestern Wirecloth cases the Company believes it has strong defenses to all of Derrick's allegations and that based on these and certain indemnities from the Seller's in the SOFS-Drexel transaction, and insurance the result from this litigation will not have a material adverse effect on the Company's results of operations or financial condition. This action is being vigorously contested.

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

  No matters were submitted to a vote of stockholders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is quoted on the Nasdaq Stock Market under the symbol "TUBO". The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by Nasdaq:

                         1996                1995
                 -------------------   -----------------
                   HIGH       LOW       HIGH       LOW
                 --------   --------   -------   -------
1st Quarter      $10 1/4    $ 5 7/8    $8 1/2    $6 1/8
2nd Quarter       13 7/16     9 7/8     7 1/2     6
3rd Quarter       15 7/8     10 5/16    7         5 3/4
4th Quarter       16 1/2     13 1/2     6 5/8     5 5/8

     The closing price of the Company's common stock on March 19, 1997 was $13 1/8. The approximate number of stockholders of record on March 19, 1997 was 251.

     Holders of Tuboscope Common Stock are entitled to such dividends as may be declared from time to time by the Tuboscope Board of Directors out of funds legally available therefore. The Company has not declared or paid any dividends on its common stock since its inception and does not currently plan to declare
or pay any dividends.   The Company's Senior Credit Agreement restricts the
Company from paying dividends on its capital until all mandatory prepayments have been made from excess cash flow and the total funded debt to capital ratio is not greater than 40%. The Company's total funded debt to capital ratio (as defined under the agreement) was 46.8% at December 31, 1996. The Company was therefore prohibited from paying dividends under the terms of its Senior Credit Agreement at December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

     There is hereby incorporated herein by reference the information appearing under the caption "Selected Financial Data" of the registrant's Annual Report to Stockholders for the year ended December 31, 1996, which is included as part of
Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     There is hereby incorporated herein by reference the information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company" of the registrants's Annual Report to Stockholders for the year ended December 31, 1996, which is included as part of
Exhibit 13 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     There is hereby incorporated herein by reference the Consolidated Financial Statements of the Company, the Notes to Consolidated Financial Statements and the Report of Independent Auditors with respect thereto appearing on Pages 23 through 43 of the registrant's Annual Report to Stockholders for the year ended December 31, 1996, which is included as part of Exhibit 13 to this Form 10-K. Reference is made to the Index to Financial Statements in Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated herein by reference the information appearing under the captions "Proposal 1 -"Election of Directors" and "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated herein by reference the information appearing under the captions "Executive Compensation" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Commission on or before April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Certain Holders Thereof" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Commission on or before April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Commission on or before April 30, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

     1. Financial Statements:

     The information under the following captions, which is included in the 1996 Annual Report to Stockholders, is incorporated herein by reference and is included as part of Exhibit 13 to this Form 10-K:

     Tuboscope Vetco International Corporation:
            Report of Independent Auditors
            Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended December
              31, 1996, 1995 and 1994
            Consolidated Statements of Cash Flows for the years ended December
              31, 1996, 1995, and 1994
            Consolidated Statements of Common Stockholders' Equity and
              Redeemable Preferred Stock for the years ended December 31, 1996, 1995, and 1994
            Notes to Consolidated Financial Statements

     2. Financial Statement Schedules:

        The information under the following captions is filed as part of this Report:

        Schedule I Parent Company Only Condensed Balance Sheets
        Schedule I Parent Company Only Condensed Statements of Operations
        Schedule I Parent Company Only Condensed Statements of Cash Flows
        Schedule I Parent Company Only Notes to Condensed Financial Statements
        Schedule II Valuation and Qualifying Accounts

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

     (b) Reports on Form 8-K

     A Form 8-K/A regarding the acquisition of Vetco Pipeline Services, Inc. was filed on November 12, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                                       By:           /s/ L.  E.  SIMMONS
                                          --------------------------------------
                                           L. E. Simmons
                                           Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                      DATE
          ---------                          -----                      ----

     /s/ L. E.  SIMMONS         Chairman of the Board              March 25, 1997
-----------------------------
       L. E. Simmons

  /s/  JOHN F. LAULETTA         Director                           March 25, 1997
-----------------------------     President and Chief Executive
     John F. Lauletta             Officer
                                  (Principal Executive Officer)

  /s/   JOSEPH C. WINKLER       Executive Vice President, Chief    March 25, 1997
-----------------------------     Financial Officer and Treasurer
      Joseph C. Winkler           (Principal Financial and
                                  Accounting Officer)

  /s/  MARTIN I. GREENBERG      Vice President, Controller,        March 25, 1997
-----------------------------     Assistant Treasurer and
     Martin I. Greenberg          Assistant Secretary

   /s/  JEROME R.  BAIER        Director                           March 25, 1997
-----------------------------
       Jerome R. Baier

  /s/  J.  S.  DICKSON LEACH    Director                           March 25, 1997
-----------------------------
     J. S. Dickson Leach

   /s/  ERIC L. MATTSON         Director                           March 25, 1997
-----------------------------
       Eric L. Mattson

    /s/  MARTIN R. REID         Director                           March 25, 1997
-----------------------------
       Martin R. Reid


                                                                      SCHEDULE I

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                             (PARENT COMPANY ONLY)

                           DECEMBER 31, 1996 AND 1995

                                                                                             DECEMBER 31,
                                                                                        ---------------------
                                                                                           1996       1995
                                                                                        ---------   ---------
                              A S S E T S                                                  (IN THOUSANDS)
                              -----------
Cash..................................................................................   $      9    $      9
Accounts receivable...................................................................         17          --
Investment in subsidiaries............................................................    228,502     132,496
                                                                                         --------    --------
      Total assets....................................................................   $228,528    $132,505
                                                                                         ========    ========

                 L I A B I L I T I E S   A N D   E Q U I T Y
                 -------------------------------------------
Amounts due to affiliates.............................................................   $  7,068    $    889
Interest payable......................................................................         45          --
Notes payable.........................................................................      2,513          --
Redeemable Series A Convertible Preferred Stock.......................................         --      10,175
Common stockholders' equity:
    Common stock, $.01 par value 60,000,000 shares authorized, 41,612,495 shares
       issued and outstanding (18,546,075  at December 31, 1995)......................        416         185
    Paid-in capital...................................................................    261,932     116,379
    Retained earnings (deficit).......................................................    (42,949)      6,650
    Cumulative translation adjustment.................................................       (497)     (1,773)
                                                                                         --------    --------
             Total common stockholders' equity........................................    218,902     121,441
                                                                                         --------    --------
             Total liabilities and equity.............................................   $228,528    $132,505
                                                                                         ========    ========


                  See notes to condensed financial statements.
                  ============================================

                                                                      SCHEDULE I


                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                     DECEMBER 31,
                                                             -----------------------------
                                                               1996      1995       1994
                                                            --------   --------   --------
                                                                    (IN THOUSANDS)
Equity in net earnings (loss) of subsidiaries............   ($49,326)    $8,874     $7,563
Interest expense.........................................        (45)        --         --
Foreign exchange loss....................................       (171)        --         --
State franchise tax and other............................        (57)       (55)       (39)
                                                            --------     ------     ------
Net income (loss)........................................    (49,599)     8,819      7,524
Dividends applicable to redeemable preferred stock.......         --        700        700
                                                            --------     ------     ------
Net income (loss) applicable to common stock.............   ($49,599)    $8,119     $6,824
                                                            ========     ======     ======


                  See notes to condensed financial statements.
                  ============================================

                                                                      SCHEDULE I


                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                           DECEMBER 31,
                                                                                   ------------------------------
                                                                                     1996        1995      1994
                                                                                   --------    --------  --------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
      Net income (loss).........................................................   ($49,599)   $ 8,819    $ 7,524
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Equity in net (earnings) loss of subsidiaries.........................     49,326     (8,874)    (7,563)
          Changes in current assets and liabilities:
             Accounts receivable................................................        (17)        --         --
             Interest payable...................................................         45         --         --
             Amounts due to affiliates..........................................      6,179        357        425
                                                                                  ---------    -------    -------
      Net cash provided by  operating activities................................      5,934        302        386
                                                                                  ---------    -------    -------
Cash flows used for  investing activities:
      Investment in subsidiaries................................................    (37,466)        --         --
                                                                                  ---------    -------    -------
Cash flows provided by (used for)  financing activities:
      Proceeds from sale of common stock........................................     31,707        398        314
      Dividends paid on Redeemable Series A Convertible Preferred Stock.........       (175)      (700)      (700)
                                                                                  ---------    -------    -------
      Net cash provided by (used for)  financing activities.....................     31,532       (302)      (386)
                                                                                  ---------    -------    -------
Net change in cash and cash equivalents.........................................         --         --         --
Cash and cash equivalents:
      Beginning of the year.....................................................          9          9          9
                                                                                  ---------    -------    -------
      End of the year...........................................................  $       9    $     9    $     9
                                                                                  =========    =======    =======

                 See notes to condensed financial statements.

                                                                      SCHEDULE I

                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995,  AND 1994

     No cash dividends were paid to Tuboscope Vetco International Corporation.

     For information concerning restrictions pertaining to the common stock and commitments and contingencies, see Notes 7 and 10 of notes to consolidated financial statements of Tuboscope Vetco International Corporation.

                                                                     SCHEDULE II


                   TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                 ADDITIONS
                                                                (DEDUCTIONS)
                                                     BALANCE     CHARGED TO                   BALANCE
                                                    BEGINNING    COSTS AND     CHARGE OFFS    END OF
                                                     OF YEAR      EXPENSES      AND OTHER      YEAR
                                                    ---------   ------------   ------------   -------
                                                                     (IN THOUSANDS)
Allowance for doubtful accounts:
    1996...........................................    $  955        $  628        $   799     $2,382
    1995...........................................    $1,599        $ (272)       $  (372)    $  955
    1994...........................................    $1,858        $  --         $  (259)    $1,599

Allowance for inventory reserves:
    1996...........................................    $5,988        $  329        $ 2,677     $8,994
    1995...........................................    $6,272        $ (275)       $    (9)    $5,988
    1994...........................................    $6,147        $   91        $    34     $6,272

Valuation allowance for deferred income taxes:
    1996...........................................    $3,404        $  --         $(2,233)    $1,171
    1995...........................................    $1,310        $2,119        $   (25)    $3,404
    1994...........................................    $  862        $  665        $  (217)    $1,310

The increase in the allowance for doubtful accounts and allowance for inventory reserves during 1996 was due primarily to the merger with Drexel.

The change in the valuation allowance for deferred income taxes in 1996 relates to foreign tax credits and net operating losses. These items were relieved in connection with the write-off of long-lived assets discussed in Notes 2 and 6.

                                 EXHIBIT INDEX

 EXHIBIT NO.                                  DESCRIPTION                                   NOTE NO.
--------------                                -----------                                 -----------
2(a)             Agreement and Plan of Merger, dated as of January 3, 1996, among         (Note 12)
                 Tuboscope Vetco International Corporation, Grow Acquisition Limited
                 and D.O.S. Ltd.

2(b)             Share Purchase Agreement dated as of May 31, 1996 between TVI            (Note 15)
                 Wadeco Inc., J & S Hokanson Investments Ltd., John Hokanson,
                 Douglass Bell, Robert Russell, Richard Rutherford and Wadeco
                 Oilfield Services Ltd.

2(c)             Stock Purchase and Sale Agreement dated as of September 6, 1996 by       (Note 16)
                 and among Tuboscope Pipeline Services, Inc., Vetco Pipeline Services,
                 Inc., Rauma USA, Inc. and Rauma Corporation

2(d)             Addendum No. 1 to Stock Purchase and Sale Agreement dated as of          (Note 16)
                 September 20, 1996 by and among Tuboscope Pipeline Services, Inc.,
                 Vetco Pipeline Services, Inc., Rauma USA, Inc. and Rauma
                 Corporation

2(e)             Addendum No. 2 to Stock Purchase and Sale Agreement dated as of          (Note 16)
                 September 20, 1996 by and among Tuboscope Pipeline Services, Inc.,
                 Vetco Pipeline Services, Inc., Rauma USA, Inc. and Rauma
                 Corporation

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

4(b)             Indenture (including the form of Note), dated as of April 1, 1993,        (Note 4)
                 among Tuboscope Vetco International Inc., the Company and Norwest
                 Bank Minnesota, National Association, as Trustee, regarding the
                 10 3/4% Senior Subordinated Notes due 2003 of Tuboscope Vetco
                 International Inc.

4(c)             Supplemental Indenture dated as of December 18, 1996, among               Exhibit 4(c)
                 Tuboscope Vetco International Inc., the Company and Norwest Bank
                 Minnesota, National Association, as Trustee, regarding the 10 3/4%
                 Senior Subordinated Notes due 2003 of Tuboscope Vetco International
                 Inc.

4(d)             Various documentation relating to $1,000,000 Alaska Industrial
                 Revenue Bond financing.  (Not filed herewith pursuant to Item
                 601(b)(4)(iii) of Regulation S-K. The Company hereby agrees to furnish copies of relevant documentation to the Securities and Exchange Commission upon request).


 EXHIBIT NO.                                  DESCRIPTION                                   NOTE NO.
--------------                                -----------                                 -----------
4(e)             Various documentation relating to $1,000,000 Wyoming Industrial
                 Revenue Bond financing.  (Not filed herewith pursuant to Item
                 601(b)(4)(iii) of Regulation S-K.  The Company hereby agrees to furnish copies of relevant documentation to the Securities and
                 Exchange Commission upon request).

4(f)             Various promissory notes in the aggregate principal amount of
                 $4,000,000 relating to the acquisition of Sound Optics Systems, Inc., dba South Optical Systems, Inc. (Not filed herewith pursuant to Item
                 601(b)(4)(iii) of Regulation S-K.  The Company hereby agrees to furnish copies of the relevant documentation to the Securities and
                 Exchange Commission upon request).

4(g)             Secured Credit Agreement, dated August 2, 1996, between Tuboscope        (Note 14)
                 Vetco International Inc., and Drexel Holdings, Inc., and The Chase
                 Manhattan Bank, N.A., ABN Amro Bank N.V., Houston Agency, and
                 the other Lenders Party Hereto, and ABN Amro Bank N.V., Houston
                 Agency as Administrative Agent.

10(a)            Savings Investment Plan, dated May 13, 1988, as amended by                (Note 1)
                 First Amendment to Savings Investment Plan.

10(b)            Second, Third and Fourth Amendments to Savings Investment Plan.           (Note 4)

10(c)            Fifth, Sixth and Seventh Amendments to Savings Investment Plan.           (Note 8)

10(d)            Supplementary Agreement Fixed Rental Scheme, dated May 19, 1989,          (Note 1)
                 between Jurong Town Corporation and AMF Far East Pte. Ltd.

10(e)            Description of Life Insurance Plan.                                       (Note 1)

10(f)            Amended and Restated Stock Option Plan for Key Employees of               (Note 5)
                 Tuboscope Vetco International Corporation.

10(g)            Form of Revised Incentive Stock Option Agreement.                         (Note 5)

10(h)            Form of Revised Non-Qualified Stock Option Agreement.                     (Note 5)

10(i)            Stock Option Plan for Non-Employee Directors of Tuboscope Vetco           (Note 6)
                 International Corporation.

10(j)            Amendment to Stock Option Plan for Non-Employee Directors of              (Note 6)
                 Tuboscope Vetco International Corporation.

10(k)            Form of Non-Qualified Stock Option Agreement.                             (Note 6)

10(l)            Employee Qualified Stock Purchase Plan.                                   (Note 8)

10(m)            Purchase Agreement, dated as of September 30, 1991, between the           (Note 3)
                 Company and BHI relating to the Vetco Services Acquisition.

10(o)            Technology Transfer Agreement, dated as of October 29, 1991,              (Note 3)
                 between Tuboscope Inc. and BHI.

10(p)            Lease Agreement with respect to Celle, Germany facility.                  (Note 3)

10(q)            Building Agreement for Land at Jurong, dated May 5, 1983, between         (Note 3)
                 Jurong Town Corporation and Vetco International, Inc.

10(r)            Lease between J.G.B. Properties Limited and Vetco Inspection GmbH.        (Note 3)

10(s)            Eighth and Ninth Amendment to Savings Investment Plan.                    (Note 9)

 EXHIBIT NO.                                  DESCRIPTION                                   NOTE NO.
--------------                                -----------                                 -----------
10(t)            Subscription Agreement, dated as of January 3, 1996, by and between      (Note 12)
                 Tuboscope Vetco International Corporation and SCF-III, L.P.

10(u)            Exchange Agreement, dated as of January 3, 1996, among Tuboscope         (Note 13)
                 Vetco International Corporation and Baker Hughes Incorporated.

10(v)            Voting Agreement, dated as of January 3, 1996, among Tuboscope           (Note 12)
                 Vetco International Corporation, D.O.S. Ltd., D.O.S. Partners, L.P.,
                 Panmell (Holdings), Ltd. And Zink Industries Limited.

10(w)            Voting Agreement, dated as of January 3, 1996, among D.O.S. Ltd.,        (Note 12)
                 Brentwood Associates IV, L.P. and Baker Hughes Incorporated.

10(x)            Form of Amended and Restated Executive Agreement.                        (Note 13)

10(y)            Master Lease Agreement, dated December 18, 1995, between the             (Note 13)
                 Company and Heller Financial Leasing, Inc.

10(z)            1996 Equity Participation Plan.                                          (Note 17)

10(aa)           D.O.S. Ltd. 1993 Stock Option Plan.                                      (Note 18)

13               Annual Report to Stockholders for the year ended December 31, 1996.      Exhibit 13

21               Subsidiaries.                                                            Exhibit 21

23               Consent of Ernst & Young LLP                                             Exhibit 23

27               Financial Data.                                                          Exhibit 27

--------------------
Note 1 Previously filed by the Registrant in Registration No. 33-31102 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

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

Note 17 Previously filed by the Company in Registration No. 333-05233 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 18 Previously filed by the Company in Registration No. 333-05237 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.