Form 10-Q
period 1997-03-31
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1997-05-14
CIK 860097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10Q

(Mark One)
     [X]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 1997
                                    ------------------

                                  OR

     [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    -----------------   -------------------
     Commission file number     0-18312
                           --------------------------

                      TUBOSCOPE VETCO INTERNATIONAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                    76-0252850
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


   2835 Holmes Road, Houston, Texas                       77051
---------------------------------------           -------------------
(Address of principal executive offices)                (Zip Code)


                                (713) 799-5100
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

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

     The Registrant had 43,563,837 shares of common stock outstanding as of March 31, 1997.

                     TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                                     INDEX

                                                                     Page No.
                                                                     --------
                           Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Consolidated Balance Sheets -

            March 31, 1997  (unaudited) and December 31, 1996           2

         Unaudited Consolidated Statements of Operations -
            For the Three Months Ended  March 31, 1997 and 1996         3

         Unaudited Consolidated Statements of Cash Flows -
            For the Three  Months Ended March 31, 1997 and 1996         4

         Notes to Unaudited Consolidated Financial Statements           5


Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                          6-8


                            Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               9

Signature Page                                                          10

Exhibit Index                                                           11-14

Appendix A - Financial Data Schedule                                    15


                           PART I - FINANCIAL INFORMATION



Item 1.      Financial Statements

                     TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,        December 31,
                                                                                                 1997               1996
                                                                                              ----------        ------------
                                                                                                     (In thousands)
                                          A S S E T S
                                          -----------
Current assets:
  Cash and cash equivalents............................................................       $  10,458           $ 10,407
  Accounts receivable, net.............................................................         111,673             96,083
  Inventory, net.......................................................................          52,137             47,170
  Deferred income taxes................................................................             776                776
  Prepaid expenses and other...........................................................          15,726             11,797
                                                                                              ---------           --------
    Total current assets...............................................................         190,770            166,233
                                                                                              ---------           --------
Property and equipment:
  Land, buildings and leasehold improvements...........................................          75,787             73,499
  Operating equipment and equipment leased to customers................................         169,884            167,440
  Accumulated depreciation and amortization............................................         (63,077)           (59,559)
                                                                                              ---------           --------
    Net property and equipment.........................................................         182,594            181,380
Identified intangibles, net............................................................          22,348             22,583
Goodwill, net..........................................................................         161,283            132,125
Other assets, net......................................................................           5,200              2,844
                                                                                               --------           --------
    Total assets.......................................................................        $562,195           $505,165
                                                                                               ========           ========

                           L I A B I L I T I E S   A N D   E Q U I T Y
                           -------------------------------------------
Current liabilities:

  Accounts payable.....................................................................        $ 36,695           $ 28,896
  Accrued liabilities..................................................................          56,654             41,554
  Income taxes payable.................................................................           6,264              4,876
  Current portion of long-term debt and short-term borrowings..........................          21,313             16,514
                                                                                               --------           --------
    Total current liabilities..........................................................         120,926             91,840
Long-term debt.........................................................................         165,402            168,229
Pension liabilities....................................................................           9,332              9,846
Deferred taxes payable.................................................................          16,295             15,364
Other liabilities......................................................................           1,790                984
                                                                                               --------           --------
    Total liabilities..................................................................         313,745            286,263
                                                                                               --------           --------
Common stockholders' equity:
  Common stock, $.01 par value, 60,000,000 shares authorized, 43,563,837 shares
   issued and outstanding (41,612,495 at December 31, 1996)............................             436                416
  Paid-in capital......................................................................         285,735            261,932
  Retained earnings (deficit)..........................................................         (34,350)           (42,949)
  Cumulative translation adjustment....................................................          (3,371)              (497)
                                                                                               --------           --------
    Total common stockholders' equity..................................................         248,450            218,902
                                                                                               --------           --------
    Total liabilities and equity.......................................................        $562,195           $505,165
                                                                                               ========           ========

             See notes to unaudited consolidated financial statements.

                    TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                          1997                         1996
                                                                                       -----------                 -----------
                                                                                         (in thousands, except per share data)
Revenue.............................................................................   $   105,501                 $    47,018
Costs and expenses:
  Cost of services and products sold................................................        72,574                      35,171
  Goodwill amortization.............................................................         1,107                         192
  Selling, administrative and general...............................................        11,172                       5,001
  Research and engineering costs....................................................         2,475                         837
  Write-off of long term assets.....................................................            --                      63,061
                                                                                       -----------                 -----------
                                                                                            87,328                     104,262
                                                                                       -----------                 -----------
Operating profit (loss).............................................................        18,173                     (57,244)
Other expense (income):
  Interest expense..................................................................         3,523                       2,595
  Interest income...................................................................           (33)                        (31)
  Foreign exchange..................................................................           132                        (155)
  Other,  net.......................................................................           455                         510
                                                                                       -----------                 -----------
Income (loss) before income taxes...................................................        14,096                     (60,163)
Provision (benefit) for income taxes................................................         5,498                      (4,574)
                                                                                       -----------                 -----------
Net income (loss)...................................................................         8,598                     (55,589)
Dividends applicable to redeemable preferred stock..................................            --                         175
Net income (loss) applicable to common stock........................................   $     8,598                 $   (55,764)
                                                                                       ===========                 ===========
Earnings (loss) per common share....................................................   $      0.19                 $     (2.97)
                                                                                       ===========                 ===========
Weighted average number of common shares outstanding................................    44,164,372                  18,759,499
                                                                                       ===========                 ===========

 See notes to unaudited consolidated financial statements.

                     TUBOSCOPE VETCO INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                       1997           1996
                                                                                                    ---------     -----------
                                                                                                         (in thousands)
Cash flows from operating activities:
     Net income (loss)........................................................................      $   8,598        $(55,589)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization..........................................................          5,843           2,572
       Compensation related to stock plan.....................................................            114              66
       Write-off of long-term assets..........................................................             --          63,061
       Provision (benefit) for deferred income taxes..........................................            514          (6,386)
       Changes in current assets and liabilities net of effects from acquisitions:
          Accounts receivable.................................................................        (12,655)          1,622
          Inventory...........................................................................         (3,326)            325
          Prepaid expenses and other assets...................................................         (3,600)           (692)
          Accounts payable, accrued liabilities and other.....................................          8,942             379
          Federal and foreign income taxes payable............................................            793            (516)
                                                                                                    ---------        --------
       Net cash provided by operating activities..............................................          5,223           4,842
                                                                                                    ---------        --------

Cash flow used for investing activities:
     Capital expenditures.....................................................................         (4,940)         (2,132)
     Business acquisitions, net of cash acquired..............................................          1,734            (677)
     Other....................................................................................           (433)           (671)
                                                                                                    ---------        --------
       Net cash used for investing activities.................................................         (3,639)         (3,480)
                                                                                                    ---------        --------

Cash flows used for financing activities:
     Borrowings under financing agreements, net...............................................          1,889              --
     Principal payments under financing agreements............................................         (5,167)         (3,158)
     Dividends paid on Redeemable Series A Convertible Preferred Stock........................             --            (175)
     Proceeds from sale of common stock.......................................................          1,745             489
                                                                                                    ---------        --------
       Net cash used for financing activities.................................................         (1,533)         (2,844)
                                                                                                    ---------        --------

Net increase (decrease) in cash and cash equivalents..........................................             51          (1,482)

Cash and cash equivalents:

     Beginning of period......................................................................         10,407           9,394
                                                                                                    ---------        --------
     End of period............................................................................      $  10,458        $  7,912
                                                                                                    =========        ========

Supplemental disclosure of cash flow information:
     Cash paid during the three month period for:
       Interest...............................................................................      $   2,541        $    589
                                                                                                    =========        ========
       Taxes..................................................................................      $   3,634        $  2,345
                                                                                                    ==========       ========

             See notes to unaudited consolidated financial statements.

                        TUBOSCOPE VETCO INTERNATIONAL CORPORATION

                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                               AND AS OF DECEMBER 31, 1996

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

    The financial statements included in this report should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1996 Form 10-K, filed under the Securities Exchange Act of 1934 (Commission File No. 0-18312).

2.  INVENTORY

    At March 31, 1997 inventories consist of the following (in thousands):

    Components, subassemblies, and expendable parts.......  $ 38,657
    Equipment under production............................    13,480
                                                            --------
                                                            $ 52,137
                                                            ========

3.  SENIOR CREDIT AGREEMENT AND DIVIDEND RESTRICTIONS

    The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock until all mandatory prepayments have been made from excess cash flow (as defined in the Credit Agreement) and the total funded debt to capital ratio (as defined in the Credit Agreement) is not greater than 40%. The Company's total funded debt to capital ratio (calculated as defined under the Credit Agreement) was 43.6% at March 31, 1997.

4.  ACQUISITION OF FIBER GLASS SYSTEMS, INC.

    On March 7, 1997, the Company acquired Fiber Glass Systems, Inc. ("FGS"), a manufacturer of premium fiberglass tubulars used in corrosive oilfield applications, for an aggregate purchase price of $32,671,283, which aggregate purchase price includes consideration that may be received pursuant to certain earnout provisions (relating to FGS' fiscal 1997 performance). The $32,671,283 aggregate purchase price includes (i) 1,689,542 shares of Common Stock of the Company valued at $13.00 per share and $906,869 in cash and (ii) the right to receive up to an additional 726,316 shares of Common Stock of the Company and $355,260 in cash, contingent upon the realization of such earnout provisions. The potential earnout of $9,797,355 has been accrued at March 31, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS
---------------------

REVENUE. Revenue was approximately $105.5 million for the first quarter of 1997 compared to approximately $47.0 million for the first quarter of 1996, an increase of $58.5 million or 124%. The increase was primarily due to seven 1996 acquisitions and one acquisition which was completed in the first quarter of 1997. The most significant acquisition was the merger with D.O.S. Ltd. ("Drexel") which was completed effective as of April 1, 1996, (the "Drexel Merger"). On a pro forma basis for the effects of the Drexel Merger, revenue was up $22.9 million or 28% compared to the first quarter of 1996. In addition, oil and gas drilling and production activity increased significantly in the first quarter of 1997 compared to 1996 as evidenced by increases in the U.S. rig activity (20% increase), U.S. workover activity (14% increase), Canada rig activity (17% increase), and international rig activity (3% increase). This improved operating environment also contributed to the Company's first quarter 1997 increase in revenue.

Revenue from the Company's Tubular Services, comprised of Inspection, Coating, and Mill Systems and Sales was approximately $43.4 million for the first quarter of 1997, up $3.5 million or 9% over the first quarter of 1996. The increase in Tubular Services revenue was mainly due to an increase in North America and European Coating operations and the acquisition of Fiber Glass Systems, Inc. ("FGS") which was completed on March 7, 1997. Inspection revenue was unchanged from the first quarter of 1996 as increases in Southern U.S. inspection operations were offset by lower international inspection revenue, primarily in Saudi Arabia and the recently closed Italian and Japan operations.

The Drexel Merger added the rental and sale of Solids Control equipment to the Company's operations. In addition, the Company completed the acquisition of four other Solids Control related businesses in 1996. Solids Control operations, which includes the rental and sale of equipment used in the removal of rock cuttings and other solid contaminants from the mud used in drilling operations, earned revenue of $33.2 million in the first quarter of 1997. On a pro forma basis for the Drexel Merger, Solids Control revenue was up $12.8 million or 63% from the same period in 1996. The increase was due to an increase in drilling activity, the 1996 acquisitions, and improved Latin America operations in Venezuela, Argentina, and Colombia. In addition, strong drilling activity in Canada and the U.S. gulf coast also lead to improved rental operations. Solids Control equipment sales were also up due to Western Hemisphere sales.

Coiled Tubing and Pressure Control Products, which were also acquired as part of the Drexel Merger, contributed revenue of $16.8 million in the first quarter of 1997. During September 1996, the Company enhanced its Coiled Tubing and Pressure Control Products operations through the purchase of S.S.R. (International) Ltd. and Pressure Control Engineering ("SSR/PCE"). Coiled Tubing and Pressure Control Products include the sale of coiled tubing units, wire line units, downhole tools and blowout preventors used in oilfield workover, drilling and production operations. On a pro forma basis for the Drexel Merger , Coiled Tubing and Pressure Control Products revenue was up $1.6 million or 10% due to the acquisition of SSR/PCE, offset to some degree by significant first quarter 1996 Coiled Tubing sales in Russia.

Pipeline and Other Industrial Services revenue was $12.1 million for the first three months of 1997, representing an increase of $5.0 million or 70% over the same period of 1996. The increase was due to greater revenue from the Company's pipeline inspections operations as a result of large contracts in Mexico and Argentina. In addition, the Company completed the acquisition of Vetco Pipeline Services, Inc. in September 1996.

GROSS PROFIT. Gross profit was approximately $31.8 million (30% of revenue) for the first quarter of 1997 compared to $11.7 million (25% of revenue) for the first quarter of 1996. The 1996 and 1997 acquisitions accounted for the majority of the increase in gross profit. The improvement in gross profit percent was due to greater revenue from high profit margin product lines, including Pipeline, Coating, and Solids Control, and lower fixed costs due to the consolidation of several worldwide operating locations.

SELLING, GENERAL AND ADMINISTRATIVE COSTS. Selling, general, and administrative costs were $11.2 million for the first quarter of 1997, an increase of $6.2 million over the same period of 1996. The increase was due to the eight acquisitions made in 1997 and 1996. Compared to the fourth quarter of 1996, the first quarter 1997 selling, general and administrative costs was up $0.3 million (3%) due mainly to overhead costs associated with the operation of FGS.

RESEARCH AND ENGINEERING COSTS. Research and engineering costs were $2.5 million in the first three months of 1997 compared to $0.8 million in 1996. The increase was due primarily to research and engineering costs associated with the Drexel operations and the other acquisitions completed in 1996 and 1997. The major portion of costs currently incurred is related to Solids Control innovations associated with screens and shakers, the Company's Tru Res "High Resolution" pipeline tools, and continuing engineering efforts related to Coiled Tubing products.

WRITE-OFF OF LONG-TERM ASSETS. The first quarter 1996 write-off of long-term assets of $63.1 million included a writedown of approximately $50.8 million associated with the Company's adoption of SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and a decision by management to sell certain assets, primarily as a result of the Drexel Merger, which resulted in additional write-downs of approximately of $12.3 million. There were no similar write-offs in the first quarter of 1997.

OPERATING PROFIT. Operating profit was $18.2 million in the first quarter of 1997 compared to an operating loss of $57.2 million in the first quarter of 1996. Excluding the write-off of long-lived assets, operating profit would have been $5.8 million in the first quarter of 1996. The improvement in operating profit was due mainly to the 1996 and 1997 acquisitions. In addition, operating profit was up due to stronger Pipeline and Coating operations in the first quarter of 1997 compared to the same period of 1996. Operating profit for the fourth quarter of 1996 (excluding the write-off of assets) was $17.9 million. The improvement over fourth quarter results was due primarily to greater operating profit from Solids Control and Pipeline operations.

INTEREST EXPENSE. Interest expense was $3.5 million for the first quarter of 1997 compared to $2.6 million in the first quarter of 1996. The increase in interest expense was due to an increase in debt as a result of the 1996 and 1997 acquisitions, offset to some degree by lower effective interest rates on the outstanding debt balance as a result of the Company's retirement of its $75 million 10 3/4% Senior Subordinated Notes with proceeds from its Senior Term Loan Facility during the fourth quarter of 1996.

OTHER EXPENSE (INCOME). Other expense (income), which includes interest income, foreign exchange, and other expenses (net), resulted in a net expense of $0.6 million in the first three months of 1997 compared to a net expense of $0.3 million in the first quarter of 1996. Net other expense increased slightly as a result of foreign exchange losses due to a weaker pound sterling compared to the U.S. dollar.

PROVISION FOR INCOME TAXES. The effective tax rate for the first quarter of 1997 was 39%. The Company's effective tax rate is higher than the domestic rate of 35% due to charges not allowable under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax at rates differing from the domestic rate.

NET INCOME. The first quarter 1997 net income was $8.6 million compared to the first quarter 1996 net loss of $55.6 million. The improvement is due to the factors discussed above.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

For the three months ended March 31, 1997, the Company provided $5.2 million of cash from operations compared to $4.8 million in the same period of 1996. Cash was used in operations during the first three months of 1997 principally as a result of a $12.7 million increase in accounts receivable, a $3.3 million increase in inventory, and a $3.6 million increase in prepaid expenses. These increases in current assets were all net of the effect of the FGS acquisition. The increase in accounts receivable was primarily the result of greater revenue in Latin America operations and overall higher days sales outstanding at March 31, 1997 compared to December 31, 1996. Inventory increased as a result of stronger manufacturing operations in several product lines. Prepaid expenses were up due to an increase in on-going jobs associated with the Pipeline operations. Offsetting these decreases in operating cash flow to an extent was an increase in accounts payable and accrued liabilities of $8.9 million primarily associated with increases in accrued insurance, accrued interest, and trade accounts payable.

For the three months ended March 31, 1997, the Company used $3.6 million of cash from financing activities compared to a usage of $3.5 million in 1996. Capital spending of $4.9 million was principally related to the Company's Solids Control operations, and concentrated in the high growth Latin American regions.

For the three months ended March 31, 1997, the Company used $1.5 million for financing activities. Net payments on outstanding debt of $3.3 million represented the source of the cash outflow offset to some extent by proceeds from the sale of common stock of $1.7 million.

Current and long-term debt was $186.7 million at March 31, 1997, an increase of $2.0 million from the $184.7 million outstanding at December 31, 1996. Debt assumed in the acquisition of FGS of $5.2 million accounted for the increase, offset to some degree by debt retired with cash flow from operations. The Company's outstanding debt at March 31, 1997 consisted of $130.0 million of term loans due under the Company's Senior Credit Agreement, $30.0 million due under the Company's $100 million revolving credit facility, $5.2 million assumed in the acquisition of FGS, $5.0 million of convertible notes related to the acquisition of Gauthier Brothers, $3.0 million due under the Company's swingline facility, $2.4 million related to the acquisition of SSR/PCE, and other debt of $11.1 million.

At March 31, 1997, the Company had outstanding letters of credit amounting to approximately $4.3 million. The available facility on the Company's $100 million revolving credit facility and $5 million swingline facility was $66.7 million and $1.0 million, respectively, at March 31, 1997.

In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Common Share." This statement requires earnings per common share be reported for basic earnings per share and dilutive earnings per share. The statement is effective for periods ending after December 15, 1997. The Company's basic and dilutive earnings per share for the three months ending March 31, 1997 calculated under SFAS No. 128 is $0.20 and $0.19 per share, respectively.

FORWARD LOOKING STATEMENTS
--------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, risks associated with the Company's significant foreign operations, compliance with environmental laws, risks associated with growth through the acquisitions and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the caption "Factors Affecting Future Operating Results."

                               PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 14.

         (b) A Report on Form 8-K was filed on March 19, 1997 regarding the acquisition of Fiber Glass Systems, Inc. ("FGS"), which report was amended by Amendment No. 1 on Form 8-K/A filed on May 7, 1997.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TUBOSCOPE VETCO
                                     INTERNATIONAL CORPORATION
                                     ----------------------------------------
                                           (Registrant)


Date:  May 13, 1997                  /s/ Joseph C. Winkler
                                     -----------------------------------------
                                     Joseph C. Winkler
                                     Executive Vice President, Chief Financial
                                     Officer and Treasurer (Duly Authorized
                                     Officer, Principal Financial and
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

   2(b)      Share Purchase Agreement dated as of May 31, 1996 between TVI Wadeco               (Note 15)
             Inc., J & S Hokanson Investments Ltd., John Hokanson, Douglass Bell,
             Robert Russell, Richard Rutherford and Wadeco Oilfield Services Ltd.

   2(c)      Stock Purchase and Sale Agreement dated as of September 6, 1996 by and             (Note 16)
             among Tuboscope Pipeline Services, Inc., Vetco Pipeline Services, Inc.,
             Rauma USA, Inc. and Rauma Corporation

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

   4(c)      Supplemental Indenture dated as of December 18, 1996, among Tuboscope              (Note 19)
             Vetco International Inc., the Company and Norwest Bank Minnesota,
             National Association, as Trustee, regarding the 10 3/4% Senior Subordinated
             Notes due 2003 of Tuboscope Vetco International Inc.

   4(d)      Various documentation relating to $1,000,000 Alaska
             Industrial Revenue Bond financing. (Not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The
             Company hereby agrees to furnish copies of relevant documentation to the Securities and Exchange Commission upon request).


EXHIBIT NO.                       DESCRIPTION                                                NOTE NO.
-----------                       -----------                                                --------
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

   4(g)      Secured Credit Agreement, dated August 2, 1996, between Tuboscope Vetco            (Note 14)
             International Inc., and Drexel Holdings, Inc., and The Chase Manhattan
             Bank, N.A., ABN Amro Bank N.V., Houston Agency, and the other Lenders
             Party Hereto, and ABN Amro Bank N.V., Houston Agency as Administrative
             Agent.

  10(a)      Savings Investment Plan, dated May 13, 1988, as amended by                          (Note 1)
             First Amendment to Savings Investment Plan.

  10(b)      Second, Third and Fourth Amendments to Savings Investment Plan.                     (Note 4)

  10(c)      Fifth, Sixth and Seventh Amendments to Savings Investment Plan.                     (Note 8)

  10(d)      Supplementary Agreement Fixed Rental Scheme, dated May 19, 1989, between            (Note 1)
             Jurong Town Corporation and AMF Far East Pte. Ltd.

  10(e)      Description of Life Insurance Plan.                                                 (Note 1)

  10(f)      Amended and Restated Stock Option Plan for Key Employees of Tuboscope               (Note 5)
             Vetco International Corporation.

  10(g)      Form of Revised Incentive Stock Option Agreement.                                   (Note 5)

  10(h)      Form of Revised Non-Qualified Stock Option Agreement.                               (Note 5)

  10(i)      Stock Option Plan for Non-Employee Directors of Tuboscope Vetco                     (Note 6)
             International Corporation.

  10(j)      Amendment to Stock Option Plan for Non-Employee Directors of Tuboscope              (Note 6)
             Vetco International Corporation.

  10(k)      Form of Non-Qualified Stock Option Agreement.                                       (Note 6)

  10(l)      Employee Qualified Stock Purchase Plan.                                             (Note 8)

  10(m)      Purchase Agreement, dated as of September 30, 1991, between the Company             (Note 3)
             and BHI relating to the Vetco Services Acquisition.

  10(o)      Technology Transfer Agreement, dated as of October 29, 1991, between                (Note 3)
             Tuboscope Inc. and BHI.

  10(p)      Lease Agreement with respect to Celle, Germany facility.                            (Note 3)

  10(q)      Building Agreement for Land at Jurong, dated May 5, 1983, between Jurong            (Note 3)
             Town Corporation and Vetco International, Inc.

  10(r)      Lease between J.G.B. Properties Limited and Vetco Inspection GmbH.                  (Note 3)

  10(s)      Eighth and Ninth Amendment to Savings Investment Plan.                              (Note 9)


EXHIBIT NO.                       DESCRIPTION                                                    NOTE NO.
-----------                       -----------                                                    --------

  10(t)      Subscription Agreement, dated as of January 3, 1996, by and between                (Note 12)
             Tuboscope Vetco International Corporation and SCF-III, L.P.

  10(u)      Exchange Agreement, dated as of January 3, 1996, among Tuboscope Vetco             (Note 13)
             International Corporation and Baker Hughes Incorporated.

  10(v)      Voting Agreement, dated as of January 3, 1996, among Tuboscope Vetco               (Note 12)
             International Corporation, D.O.S. Ltd., D.O.S. Partners, L.P., Panmell
             (Holdings), Ltd. And Zink Industries Limited.

  10(w)      Voting Agreement, dated as of January 3, 1996, among D.O.S. Ltd.,                  (Note 12)
             Brentwood Associates IV, L.P. and Baker Hughes Incorporated.

  10(x)      Form of Amended and Restated Executive Agreement.                                  (Note 13)

  10(y)      Master Lease Agreement, dated December 18, 1995, between the Company and           (Note 13)
             Heller Financial Leasing, Inc.

  10(z)      1996 Equity Participation Plan.                                                    (Note 17)

 10(aa)      D.O.S. Ltd. 1993 Stock Option Plan.                                                (Note 18)

 10(bb)      Agreement and Plan of Merger dated as of March 7, 1997 by and among                (Note 20)
             Tuboscope Vetco International Corporation, FGS Acquisition Corp.  and
             Fiber Glass Systems Inc.

 27          Financial Data.                                                                    Exhibit 27

----------------------------
Note 1 Previously filed by the Registrant in Registration No. 33-31102 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

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

Note 13 Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

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

Note 19 Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein pursuant to rule 12b-32 of the Exchange Act.

Note 20 Previously filed in the Company's current report on Form 8-K filed on March 19, 1997, as amended by Amendment No. 1 filed on May 7, 1997, and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.