Form 10-Q
period 1997-06-30
TUBOSCOPE VETCO INTERNATIONAL CORP
filed 1997-08-12
CIK 860097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
(Mark One)
      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       June 30, 1997
                                       ---------------------

                                       OR
      [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    -------------
               Commission file number       0-18312
                                      ------------------

                                TUBOSCOPE INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                            76-0252850
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

    2835 Holmes Road, Houston, Texas                              77051
 --------------------------------------                         ----------
(Address of principal executive offices)                        (Zip Code)

                                (713) 799-5100
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  [X]         NO  [_]

               The Registrant had 43,645,135 shares of common stock outstanding as of June 30, 1997.

                                 TUBOSCOPE INC.
                                      INDEX


                                                                        Page No.
                                                                        --------
                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Consolidated Balance Sheets -
              June 30, 1997  (unaudited) and December 31, 1996               2

         Unaudited Consolidated Statements of Operations -
              For the Three and Six Months Ended  June 30, 1997 and 1996     3

         Unaudited Consolidated Statements of Cash Flows -
              For the Six Months Ended June 30, 1997 and 1996                4

         Notes to Unaudited Consolidated Financial Statements                5

Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition                        6-9


                          Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 6.  Exhibits and Reports on Form 8-K                                   10

Signature Page                                                              11

Exhibit Index                                                            12-15

Appendix A - Financial Data Schedule                                        16


                         PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements

                                 TUBOSCOPE INC.
                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,     December 31,
                                                         1997           1996
                                                     -----------    ------------
                                                     (Unaudited)
                                                           (In thousands)
               A S S E T S
               -----------
Current assets:
  Cash and cash equivalents.........................  $ 11,947        $ 10,407
  Accounts receivable, net..........................   123,304          96,083
  Inventory, net....................................    61,941          47,170
  Deferred income taxes.............................     1,315             776
  Prepaid expenses and other........................    15,068          11,797
                                                      --------        --------
    Total current assets............................   213,575         166,233
                                                      --------        --------
Property and equipment:
  Land, buildings and leasehold improvements........    74,110          73,499
  Operating equipment and equipment leased
   to customers.....................................   180,163         167,440
  Accumulated depreciation and amortization.........   (66,339)        (59,559)
                                                      --------        --------
    Net property and equipment......................   187,934         181,380
Identified intangibles, net.........................    22,273          22,583
Goodwill, net.......................................   164,748         132,125
Other assets, net...................................     2,857           2,844
                                                      --------        --------
    Total assets....................................  $591,387        $505,165
                                                      ========        ========

  L I A B I L I T I E S  A N D  E Q U I T Y
  -----------------------------------------
Current liabilities:
  Accounts payable..................................  $ 37,762        $ 28,896
  Accrued liabilities...............................    56,370          41,554
  Income taxes payable..............................     8,823           4,876
  Current portion of long-term debt and short-
   term borrowings..................................    25,162          16,514
                                                      --------        --------
    Total current liabilities.......................   128,117          91,840
Long-term debt......................................   168,365         168,229
Pension liabilities.................................     9,513           9,846
Deferred taxes payable..............................    20,292          15,364
Other liabilities...................................     3,265             984
                                                      --------        --------
    Total liabilities...............................   329,552         286,263
                                                      --------        --------
Common stockholders' equity:
   Common stock, $.01 par value, 60,000,000
    shares authorized, 43,645,135 shares
    issued and outstanding (41,612,495 at
    December 31, 1996)..............................       436             416
   Paid-in capital..................................   286,358         261,932
   Retained earnings (deficit)......................   (21,404)        (42,949)
   Cumulative translation adjustment................    (3,555)           (497)
                                                      --------        --------
     Total common stockholders' equity..............   261,835         218,902
                                                      --------        --------
     Total liabilities and equity...................  $591,387        $505,165
                                                      ========        ========

           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                                 June 30,                        June 30,
                                                                      ----------------------------      ---------------------------
                                                                          1997             1996            1997             1996
                                                                      -----------       ----------      ----------       ----------
                                                                                (in thousands, except share and per share data)
Revenue.............................................................. $   125,995       $   94,643      $  231,496       $  141,661
Costs and expenses:
  Costs of services and products sold................................      84,278           66,144         156,852          101,315
  Goodwill amortization..............................................       1,207              671           2,314              863
  Selling, general, and administration...............................      12,845           10,784          24,017           15,785
  Research and engineering costs.....................................       2,511              928           4,986            1,765
  Write-off of long-term assets......................................          --               --              --           63,061
  Drexel transaction costs...........................................          --           11,206              --           11,206
                                                                       ----------       ----------      ----------       ----------
                                                                          100,841           89,733         188,169          193,995
Operating profit (loss)..............................................      25,154            4,910          43,327          (52,334)
Other expense (income):
  Interest expense...................................................       3,567            3,415           7,090            6,010
  Interest income....................................................         (90)            (100)           (123)            (131)
  Foreign exchange...................................................         185             (190)            317             (345)
  Other, net.........................................................         776              314           1,231              824
                                                                       ----------       ----------      ----------       ----------
Income (loss) before income taxes....................................      20,716            1,471          34,812          (58,692)
Provision (benefit) for income taxes.................................       7,769            2,658          13,267           (1,916)
                                                                       ----------       ----------      ----------       ----------
Net income (loss)....................................................      12,947           (1,187)         21,545          (56,776)
Dividends applicable to redeemable preferred stock...................          --             (175)             --               --
                                                                       ----------       ----------      ----------       ----------
Net income (loss) applicable to  common stock........................  $   12,947          ($1,012)     $   21,545         ($56,776)
                                                                       ==========       ==========      ==========       ==========
Earnings (loss) per common share.....................................       $0.28           ($0.02)          $0.48           ($1.86)
                                                                            =====           ======           =====           ======
Weighted average number of common shares outstanding.................  45,656,477       42,191,793      44,910,425       30,475,362
                                                                       ==========       ==========      ==========       ==========


           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
                                                               (In thousands)
Cash flows from operating activities:
  Net income (loss)......................................  $ 21,545    ($56,776)

  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization........................    11,605       6,960
    Provision for losses on accounts receivable..........       650          36
    Provision for losses on inventory....................       500          --
    Provision (benefit) for deferred income taxes........     4,401      (6,578)
    Compensation related to employee 401(K) plan.........       197         126
    Write-off of  long term assets.......................        --      63,061
    Changes in current assets and liabilities, net of
     effects of acquired companies:
      Accounts receivable................................   (24,436)    (12,434)
      Inventory..........................................   (14,130)        485
      Prepaid expenses and other assets..................    (4,283)     (2,119)
      Accounts payable and accrued liabilities...........     7,781       7,842
      Federal and foreign income taxes payable...........     3,705      (1,033)
      Pension liabilities................................      (333)       (727)
                                                           --------    --------
  Net cash provided by (used in) operating activities....     7,202      (1,157)
                                                           --------    --------
Cash flows used in investing activities:
  Capital expenditures...................................   (12,092)     (7,771)
  Net assets of acquired companies, net of cash acquired.      (400)    (19,005)
  Other..................................................      (644)     (1,292)
                                                           --------    --------
    Net cash used in investing activities................   (13,136)    (28,068)
                                                           --------    --------
Cash flows provided by financing activities:
  Borrowings under financing agreements..................    13,000       4,800
  Principal payments under financing agreements..........    (9,412)     (6,152)
  Dividends paid on Redeemable Series A Convertible
   Preferred Stock.......................................        --        (175)
  Net cash received in Drexel Merger.....................        --       2,101
  Net cash received in FGS Acquisition...................     1,734          --
  Proceeds from sale of Common  Stock and warrants.......     2,152      30,609
                                                           --------    --------
    Net cash provided by financing activities............     7,474      31,183
                                                           --------    --------
Net increase in cash and cash equivalents................     1,540       1,958
Cash and cash equivalents:
  Beginning of period....................................    10,407       9,394
                                                           --------    --------
  End of period..........................................  $ 11,947    $ 11,352
                                                           ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the six month period for:
    Interest, net........................................  $  5,775    $  5,791
                                                           ========    ========
    Taxes................................................  $  5,614    $  5,775
                                                           ========    ========

           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.
              Notes to Unaudited Consolidated Financial Statements
                For the Six Months Ended June 30, 1997 and 1996
                          and as of December 31, 1996

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

2. Inventory

   At June 30, 1997 inventories consist of the following (in thousands):

   Components, subassemblies, and expendable parts....... $ 33,413
   Equipment under production............................   28,528
                                                           -------
                                                          $ 61,941
                                                          ========

3. Senior Credit Agreement and Dividend Restrictions

   The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock until all mandatory prepayments have been made from excess cash flow (as defined in the Credit Agreement) and the total funded debt to capital ratio (as defined in the Credit Agreement) is not greater than 40%. The Company's total funded debt to capital ratio (calculated as defined under the Credit Agreement) was 42.7% at June 30, 1997.

4. Acquisition of Fiber Glass Systems, Inc.

   On March 7, 1997, the Company acquired Fiber Glass Systems, Inc. ("FGS"), a manufacturer of premium fiberglass tubulars used in corrosive oilfield applications, for an aggregate purchase price of $32,671,283, which aggregate purchase price includes consideration that may be received pursuant to certain earnout provisions (relating to FGS' fiscal 1997 performance). The $32,671,283 aggregate purchase price includes (i) 1,689,542 shares of Common Stock of the Company valued at $13.00 per share and $906,869 in cash and (ii) the right to receive up to an additional 726,316 shares of Common Stock of the Company and $355,260 in cash, contingent upon the realization of such earnout provisions. The potential earnout of $9,797,355 has been accrued at June 30, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

Revenue. Revenue was approximately $126.0 million and $231.5 million for the second quarter and first half of 1997, respectively, representing increases of $31.4 million (33%) and $89.8 million (63%) from the same periods of 1996, respectively. The increases were primarily due to seven 1996 acquisitions and one acquisition which was completed in the first quarter of 1997, and increased
activity levels in several of the Company's markets.   The most significant
acquisition was the merger with D.O.S. Ltd. ("Drexel") which was completed effective as of April 1, 1996, (the "Drexel Merger"). Oil and gas drilling and production activity increased significantly in the first half of 1997 compared to 1996 as evidenced by increases in the U.S. rig activity (22% increase), U.S. workover activity (10% increase), Canada rig activity (33% increase), and
international rig activity (3% increase).   On a pro forma basis for the effects
of the Drexel Merger, revenue was up $54.2 million (31%) in the first six months of 1997 compared to the first half of 1996.

Revenue from the Company's Tubular Services, comprised of Inspection, Coating, and Mill Systems and Sales was approximately $55.0 million and $98.4 million for the three and six months ending June 30, 1997, respectively. These results represented increases of $8.2 million (18%) and $11.8 million (14%) over the prior year periods, respectively. The increase in Tubular Services revenue was mainly due to significant increases in North America and European Coating operations and the acquisition of FGS which was completed on March 7, 1997. Inspection revenue was up slightly from the second quarter of 1996 as increases in North America inspection operations were offset by lower international inspection revenue, primarily related to the recently closed Italy and Japan operations.

The Drexel Merger added the rental and sale of Solids Control equipment to the Company's operations. In addition, the Company completed the acquisition of four other Solids Control related businesses in 1996. Solids Control operations, which includes the rental and sale of equipment used in the removal of rock cuttings and other solid contaminants from the mud used in drilling operations, earned revenue of $34.1 million and $67.3 million in the second
quarter and first half of 1997, respectively.    On a pro forma basis for the
Drexel Merger, Solids Control revenue was up $23.8 million (55%) for the first six months of 1997 compared to the same period in 1996. Second quarter 1997
revenue was up $11.0 million (48%) over the same period of 1996.   The increase
in the second quarter and pro forma first half of 1997 was due to the 1996 acquisitions and increased drilling activity in Canada and the U.S. gulf coast which, along with improved Latin America operations in Venezuela, Argentina, and Colombia, resulted in an increase in rental revenue. In addition, solids control equipment sales were up due to increased demand as a result of the higher activity levels.

Coiled Tubing and Pressure Control Products, which were also acquired as part of the Drexel Merger, contributed revenue of $20.7 million and $37.4 million in the second quarter and first half of 1997. During September 1996, the Company enhanced its Coiled Tubing and Pressure Control Products operations through the purchase of S.S.R. (International) Ltd. and Pressure Control Engineering ("SSR/PCE"). Coiled Tubing and Pressure Control Products include the sale of coiled tubing units, wire line units, downhole tools and blowout preventors used in oilfield workover, drilling and production operations. On a pro forma basis for the Drexel Merger , Coiled Tubing and Pressure Control Products revenue was up $7.1 million (24%) in the first six months of 1997 due to the acquisition of SSR/PCE. Second quarter revenue was up $5.6 million (37%) over the same period of 1996 as a result of the SSR/PCE acquisition and greater coiled tubing unit sales.

Pipeline and Other Industrial Services revenue was $16.3 million and $28.4 million for the second quarter and first six months of 1997, respectively, representing an increase of $6.6 million (68%) and $11.5 million (68%), respectively, over the same period of 1996. The increase was due to greater revenue from the Company's pipeline inspections operations as a result of large contracts in Mexico and Argentina. U.S. operations were also strong in the second quarter of 1997. In addition, the Company completed the acquisition of Vetco Pipeline Services, Inc. in September 1996.

Gross Profit. Gross profit was approximately $40.5 million (32% of revenue) and $72.3 million (31% of revenue) for the second quarter and first half of 1997 compared to $27.8 million (29% of revenue) and $39.5 million (28% of revenue) for the same periods of 1996. The 1996 and 1997 acquisitions accounted for the majority of the increase in gross profit. The improvement in gross profit percentage was related to greater revenue from high profit margin product lines, including Pipeline, Coating and Solids Control, and lower costs as a result of savings achieved through the consolidation of several worldwide operating locations and certain minor price increases.

Selling, General and Administrative Costs.   Selling, general and administrative
costs were $12.8 million and $24.0 million in the second quarter and first half of 1997, increases of $2.1 million and $8.2 million over the same periods of 1996, respectively. The increase was due to the eight acquisitions made in 1997 and 1996. Compared to the first quarter of 1997, the second quarter 1997 selling, general and administrative costs was up $1.7 million (15%) due mainly to overhead costs associated with the operation of FGS and 1997 bonus accruals.

Research and Engineering Costs.   Research and engineering costs were $2.5
million and $5.0 million for the second quarter and first half of 1997, respectively. The increase was due primarily to research and engineering costs associated with the Drexel operations and the other acquisitions completed in 1996 and 1997. The major portion of costs currently incurred is related to Solids Control innovations associated with screens and shakers, Solids Control industrial operations, the Company's Tru Res "High Resolution" pipeline tools, and continuing engineering efforts related to Coiled Tubing products.

Write-Off of Long-Term Assets.   The first quarter 1996 write-off of long-term
assets of $63.1 million included a writedown of approximately $50.8 million associated with the Company's adoption of SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and a decision by management to sell certain assets, primarily as a result of the Drexel Merger, which resulted in additional write-downs of approximately of $12.3 million. There were no similar write-offs in the first half of 1997.

Drexel Transaction Costs. The second quarter 1996 Drexel transaction costs of $11.2 million included executive severance costs of $6.4 million associated with former officers of the Company and consolidation costs of $4.8 million related primarily to the consolidation of Tuboscope overhead facilities and personnel in EAME, and the consolidation of certain operating locations in North America.

Operating Profit.   Operating profit was $25.2 million and $43.3 million in the second quarter and first half of 1997 compared to an operating profit of $4.9 million in the second quarter of 1996 and an operating loss of $52.3 million in the first six months of 1996. Excluding the Drexel transaction costs and the write-off of long-lived assets, operating profit would have been $16.1 million and $21.9 million in the second quarter and first half of 1996, respectively. The improvement in operating profit was due mainly to the 1996 and 1997 acquisitions, the operating profit associated with the additional revenue related to the increased activity level and market share gains, consolidation
savings and minor price increases.   Operating profit for the fourth quarter of
1996 (excluding the write-off of assets) and first quarter of 1997 was $17.9 million and $18.2 million, respectively. The second quarter 1997 improvement over fourth quarter 1996 and first quarter 1997 results was due primarily to greater operating profit from Solids Control, Coating and Pipeline operations.

Interest Expense.   Interest expense was $3.6 million and $7.1 million in the
three and six months ended June 30, 1997, respectively, an increase of $.2 million and $1.1 million over the same periods of 1996. The increase in interest expense was due to an increase in debt as a result of the 1996 and 1997 acquisitions, offset to some degree by lower effective interest rates on the outstanding debt balance as a result of the Company's retirement of its $75 million 10 3/4% Senior Subordinated Notes with proceeds from its Senior Term Loan Facility during the fourth quarter of 1996.

Other Expense (Income). Other expense (income), which includes interest income, foreign exchange, and other expenses (net), resulted in a net expense of $0.9 million in the second three months of 1997 compared to a net expense of $0.1 million in the second quarter of 1996. Net other expense increased primarily as a result of foreign exchange losses in the second quarter of 1997 compared to foreign exchange gains in 1996.

Provision for Income Taxes.   The effective tax rate for the first half of 1997
was 38%. The Company's effective tax rate is higher than the domestic rate of 35% due to charges not allowable under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax at rates differing from the domestic rate.

Net Income.   The second quarter and first half 1997 net income was $12.9 million and $21.5 million, respectively,  compared to the second quarter and
first half 1996 net loss of $1.2 million and $56.8 million, respectively.    The
improvement is due to the factors discussed above.

Financial Condition and Liquidity
---------------------------------

For the six months ended June 30, 1997, the Company provided $7.2 million of cash from operations compared to using $1.2 million in the same period of 1996. Significant uses of cash from operations during the first six months of 1997 principally related to a $24.4 million increase in accounts receivable, a $14.1 million increase in inventory, and a $4.3 million increase in prepaid expenses and other assets. These increases in assets were all net of the effect of the FGS acquisition. The increase in accounts receivable was primarily the result of greater revenue in several operations and overall higher days sales outstanding at June 30, 1997 compared to December 31, 1996. Inventory increased as a result of growing manufacturing operations in several product lines as work-in-process was up $15.1 million due to equipment orders for third party sales and internal operations. Prepaid expenses were up due to an increase in on-going jobs associated with the Pipeline operations and greater prepaid insurance costs. These increases were offset in part by an increase in accounts payable and accrued liabilities of $7.8 million primarily as a result of increases in accrued worker's compensation and general liability insurance, accrued interest and trade accounts payable. In addition, current income taxes payable increased due to an increase in operating profit.

For the six months ended June 30, 1997, the Company used $13.1 million of cash from investing activities compared to a usage of $28.1 million in 1996. Capital spending of $12.1 million was principally related to the Company's Solids Control operations, and concentrated in the growing Canadian and Latin American regions.

For the six months ended June 30, 1997, the Company's financing activities provided $7.5 million of cash. Net borrowings of $3.3 million, proceeds of $2.2 million from the sale of common stock, and net cash proceeds of $1.7 million received in the acquisition of FGS accounted for the cash generated from financing activities.

Current and long-term debt was $193.5 million at June 30, 1997, an increase of $8.8 million from the $184.7 million outstanding at December 31, 1996. Debt assumed in the acquisition of FGS of $5.2 million and borrowings of $12.5 million on the Company's senior term debt, offset by the retirement and payments
on various debt instruments,  accounted for the increase.   The Company's
outstanding debt at June 30, 1997 consisted of $130.0 million of term loans due under the Company's Senior Credit Agreement, $39.0 million due under the Company's $100 million revolving credit facility, $5.2 million assumed in the acquisition of FGS, $5.0 million of convertible notes related to the acquisition of Gauthier Brothers, $3.0 million due under the Company's swingline facility, $2.5 million related to the acquisition of SSR/PCE, and other debt of $8.8 million.

At June 30, 1997, the Company had outstanding letters of credit amounting to
approximately $5.0 million.   The available facility on the Company's $100
million revolving credit facility and $5 million swingline facility was $57.0 million and $1.0 million, respectively, at June 30, 1997.

In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Common Share." This statement requires earnings per common share be reported for basic and dilutive earnings per share. The statement is effective for periods ending after December 15, 1997. The Company's basic and dilutive earnings per share for the three and six months ending June 30, 1997 calculated under SFAS No. 128 is $0.30 and $0.28 per share, and $0.50 and $0.48 per share, respectively.

Recent Acquisitions
-------------------

The Company has continued its strategic plan of executing consolidating acquisitions and adding related strategic products and services by recently completing one equity investment and four acquisitions.

In June 1997, the Company acquired an equity investment in American Rodco, Inc., a Houston based provider of sucker rod inspection and reclamation services in the oilfield industry.

In July 1997, the Company acquired the following entities:

  South West Centrifuge, Inc., a Houston Based provider of new and refurbished centrifuges.
  Gator Hawk, Inc., a Houston based provider of external hydrostatic testing of tubular connections in the United States.
  Enaco Group, PLC, a UK based provider of solids control equipment, liner hangers, and rented pumps to the North Sea market.
  Fisher Fluids Processing Inc., a Canadian based provider of solids control equipment.

The combined purchase price for these acquisitions was approximately $25,666,000 ($25,016,000 in cash and $650,000 in notes payable). In addition, the Company assumed debt of approximately $300,000.

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

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 19, 1997 for the following purposes:

1. Proposal one: The election of the members of the Tuboscope Board of Directors.

Name                       For           Against          Broker Non-Votes
----                       ---           -------          ----------------
Jerome R. Baier         41,272,846        95,240              3,196,193
John F. Lauletta        41,273,846        94,240
J.  S. Dickson Leach    41,273,746        94,340
Eric L. Mattson         41,273,846        94,240
Martin R. Reid          41,268,204        99,882
L. E. Simmons           42,014,775        94,340

2. Proposal Two:  Approval of an Amendment to the Company's Certificate of
   ------------
   Incorporation changing the name of the Company to Tuboscope Inc.

For                        Against       Abstain          Broker Non-Votes
---                        -------       -------          ----------------
40,931,980                 265,875         5,928              3,196,193

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 12.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

                                            TUBOSCOPE VETCO
                                            INTERNATIONAL CORPORATION
                                            -------------------------
                                                    (Registrant)


Date:   August 12, 1997                     /s/ Joseph C. Winkler
------------------------------------        ---------------------------------
                                            Joseph C. Winkler
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Duly Authorized Officer, Principal
                                            Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description                          Note No.
-----------                       -----------                          --------
2(a)         Agreement and Plan of Merger, dated as of January 3,      (Note 12)
             1996, among Tuboscope Vetco International Corporation,
             Grow Acquisition Limited and D.O.S. Ltd.

2(b)         Share Purchase Agreement dated as of May 31, 1996         (Note 15)
             between TVI Wadeco Inc., J & S Hokanson Investments Ltd.,
             John Hokanson, Douglass Bell, Robert Russell, Richard
             Rutherford and Wadeco Oilfield Services Ltd.

2(c)         Stock Purchase and Sale Agreement dated as of September   (Note 16)
             6, 1996 by and among Tuboscope Pipeline Services, Inc.,
             Vetco Pipeline Services, Inc., Rauma USA, Inc. and Rauma
             Corporation

2(d)         Addendum No. 1 to Stock Purchase and Sale Agreement       (Note 16)
             dated as of September 20, 1996 by and among Tuboscope
             Pipeline Services, Inc., Vetco Pipeline Services, Inc.,
             Rauma USA, Inc. and Rauma Corporation

2(e)         Addendum No. 2 to Stock Purchase and Sale Agreement       (Note 16)
             dated as of September 20, 1996 by and among Tuboscope
             Pipeline Services, Inc., Vetco Pipeline Services, Inc.,
             Rauma USA, Inc. and Rauma Corporation

3(a)         Restated Certificate of Incorporation, dated March 12,    (Note 7)
             1990.

3(b)         Amended and Restated Bylaws.                              (Note 2)

3(c)         Certificate of Designation of Series A Convertible        (Note 3)
             Preferred Stock, dated October 22, 1991.

3(d)         Certificate of Amendment to Restated Certificate of       (Note 10)
             Incorporation dated May 12, 1992.

3(e)         Certificate of Amendment to Restated Certificate of       (Note 11)
             Incorporation dated May 10, 1994.

4(a)         Stockholders' Agreement, dated May 13, 1988, between      (Note 1)
             the Company, Brentwood, Hub, the Management Investors,
             the Other Investors, and the Institutional Investors,
             including the Common Stock Registration Rights Agreement
             attached thereto as Exhibit A.

4(b)         Indenture (including the form of Note), dated as of       (Note 4)
             April 1, 1993, among Tuboscope Vetco International Inc.,
             the Company and Norwest Bank Minnesota, National
             Association, as Trustee, regarding the 10 3/4% Senior
             Subordinated Notes due 2003 of Tuboscope Vetco
             International Inc.

4(c)         Supplemental Indenture dated as of December 18, 1996,     (Note 19)
             among Tuboscope Vetco International Inc., the Company
             and Norwest Bank Minnesota, National Association, as
             Trustee, regarding the 10 3/4% Senior Subordinated Notes
             due 2003 of Tuboscope Vetco International Inc.

Exhibit No.                       Description                          Note No.
-----------                       -----------                          --------
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

4(g)         Secured Credit Agreement, dated August 2, 1996, between   (Note 14)
             Tuboscope Vetco International Inc., and Drexel Holdings,
             Inc., and The Chase Manhattan Bank, N.A., ABN Amro Bank
             N.V., Houston Agency, and the other Lenders Party Hereto,
             and ABN Amro Bank N.V., Houston Agency as Administrative
             Agent.

10(a)        Savings Investment Plan, dated May 13, 1988, as amended   (Note 1)
             by First Amendment to Savings Investment Plan.

10(b)        Second, Third and Fourth Amendments to Savings Investment (Note 4)
             Plan.

10(c)        Fifth, Sixth and Seventh Amendments to Savings Investment (Note 8)
             Plan.

10(d)        Supplementary Agreement Fixed Rental Scheme, dated May    (Note 1)
             19, 1989, between Jurong Town Corporation and AMF Far
             East Pte. Ltd.

10(e)        Description of Life Insurance Plan.                       (Note 1)

10(f) Amended and Restated Stock Option Plan for Key Employees (Note 5) of Tuboscope Vetco International Corporation.

10(g)        Form of Revised Incentive Stock Option Agreement.         (Note 5)

10(h)        Form of Revised Non-Qualified Stock Option Agreement.     (Note 5)

10(i)        Stock Option Plan for Non-Employee Directors of           (Note 6)
             Tuboscope Vetco International Corporation.

10(j)        Amendment to Stock Option Plan for Non-Employee           (Note 6)
             Directors of Tuboscope Vetco International Corporation.

10(k)        Form of Non-Qualified Stock Option Agreement.             (Note 6)

10(l)        Employee Qualified Stock Purchase Plan.                   (Note 8)

10(m)        Purchase Agreement, dated as of September 30, 1991,       (Note 3)
             between the Company and BHI relating to the Vetco
             Services Acquisition.

Exhibit No.                       Description                         Note No.
-----------                       -----------                         --------
10(o)        Technology Transfer Agreement, dated as of October 29,   (Note 3)
             1991, between Tuboscope Inc. and BHI.

10(p)        Lease Agreement with respect to Celle, Germany facility. (Note 3)

10(q)        Building Agreement for Land at Jurong, dated May 5,      (Note 3)
             1983, between Jurong Town Corporation and Vetco
             International, Inc.

10(r)        Lease between J.G.B. Properties Limited and Vetco        (Note 3)
             Inspection GmbH.

10(s)        Eighth and Ninth Amendment to Savings Investment Plan.   (Note 9)

10(t) Subscription Agreement, dated as of January 3, 1996, by (Note 12) and between Tuboscope Vetco International Corporation and SCF-III, L.P.

10(u)        Exchange Agreement, dated as of January 3, 1996, among   (Note 13)
             Tuboscope Vetco International Corporation and Baker
             Hughes Incorporated.

10(v)        Voting Agreement, dated as of January 3, 1996, among     (Note 12)
             Tuboscope Vetco International Corporation, D.O.S. Ltd.,
             D.O.S. Partners, L.P., Panmell (Holdings), Ltd. And Zink
             Industries Limited.

10(w)        Voting Agreement, dated as of January 3, 1996, among     (Note 12)
             D.O.S. Ltd., Brentwood Associates IV, L.P. and Baker
             Hughes Incorporated.

10(x)        Form of Amended and Restated Executive Agreement.        (Note 13)

10(y)        Master Lease Agreement, dated December 18, 1995,         (Note 13)
             between the Company and Heller Financial Leasing, Inc.

10(z)        1996 Equity Participation Plan.                          (Note 17)

10(aa)       D.O.S. Ltd. 1993 Stock Option Plan.                      (Note 18)

10(bb)       Agreement and Plan of Merger dated as of March 7, 1997   (Note 20)
             by and among Tuboscope Vetco International Corporation,
             FGS Acquisition Corp.  and Fiber Glass Systems Inc.

27           Financial Data.                                          Exhibit 27
-------------

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