Form 10-Q
period 1997-09-30
TUBOSCOPE INC /DE/
filed 1997-11-12
CIK 860097

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 1997
                                    -------------------------------------------

                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    -------------------
     Commission file number                  0-18312
                            ----------------------------------

                                TUBOSCOPE INC.
            ------------------------------------------------------
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

               YES    X             NO
                  ----------          ---------

     The Registrant had 44,187,480 shares of common stock outstanding as of September 30, 1997.

                                 TUBOSCOPE INC.

                                     INDEX




                        Part I - FINANCIAL INFORMATION
                                                                                                   Page No.
                                                                                                  ---------
Item 1. Financial Statements:
        Consolidated Balance Sheets -
             September 30, 1997  (unaudited) and December 31, 1996                                     2

        Unaudited Consolidated Statements of Operations -
             For the Three and Nine Months Ended  September 30, 1997 and 1996                          3

        Unaudited Consolidated Statements of Cash Flows -
             For the Nine Months Ended September 30, 1997 and 1996                                     4

        Notes to Unaudited Consolidated Financial Statements                                          5-6

Item 2. Management's Discussion and Analysis of Results
             of Operations and Financial Condition                                                    7-9

                        Part II - OTHER INFORMATION
                                                                                                   Page No.
                                                                                                  ---------
Item 6. Exhibits and Reports on Form 8-K                                                              10

Signature Page                                                                                        11

Exhibit Index                                                                                       12-15

Appendix A - Financial Data Schedule                                                                  16

                                 TUBOSCOPE INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                                  September 30,    December 31,
                                                                                                       1997            1996
                                                                                                  --------------   -------------
                                                                                                  (Unaudited)
                                                                                                         (In thousands)
                                  A S S E T S
                                  -----------
Current assets:
  Cash and cash equivalents...................................................................       $ 13,585        $ 10,407
  Accounts receivable, net....................................................................        133,221          96,083
  Inventory, net..............................................................................         68,646          47,170
  Deferred income taxes.......................................................................          1,400             776
  Prepaid expenses and other..................................................................         15,097          11,797
                                                                                                     --------        --------
    Total current assets......................................................................        231,949         166,233
                                                                                                     --------        --------
Property and equipment:
  Land, buildings and leasehold improvements..................................................         77,847          73,499
  Operating equipment and equipment leased to customers.......................................        199,244         167,440
  Accumulated depreciation and amortization...................................................        (75,697)        (59,559)
                                                                                                     --------        --------
    Net property and equipment................................................................        201,394         181,380
Identified intangibles, net...................................................................         22,835          22,583
Goodwill, net.................................................................................        186,322         132,125
Other assets, net.............................................................................          2,694           2,844
                                                                                                     --------        --------
    Total assets..............................................................................       $645,194        $505,165
                                                                                                     ========        ========

                   L I A B I L I T I E S  A N D  E Q U I T Y
                   -----------------------------------------
Current liabilities:
  Accounts payable............................................................................       $ 43,815        $ 28,896
  Accrued liabilities.........................................................................         65,248          41,554
  Income taxes payable........................................................................          9,813           4,876
  Current portion of long-term debt and short-term borrowings.................................         32,751          16,514
                                                                                                     --------        --------
      Total current liabilities...............................................................        151,627          91,840
Long-term debt................................................................................        176,393         168,229
Pension liabilities...........................................................................          9,502           9,846
Deferred taxes payable........................................................................         23,108          15,364
Other liabilities.............................................................................          1,915             984
                                                                                                     --------        --------
      Total liabilities.......................................................................        362,545         286,263
                                                                                                     --------        --------
Common stockholders' equity:
   Common stock, $.01 par value, 60,000,000 shares authorized, 44,187,480 shares
    issued and outstanding (41,612,495 at December 31, 1996)..................................            442             416
  Paid-in capital.............................................................................        293,559         261,932
  Retained earnings (deficit).................................................................         (6,366)        (42,949)
  Cumulative translation adjustment...........................................................         (4,986)           (497)
                                                                                                     --------        --------
      Total common stockholders' equity.......................................................        282,649         218,902
                                                                                                     --------        --------
      Total liabilities and equity............................................................       $645,194        $505,165
                                                                                                     ========        ========



           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                          ---------------------------   ---------------------------------
                                                              1997           1996           1997               1996
                                                          ------------   ------------   --------------    ---------------
                                                                  (in thousands, except share and per share data)
Revenue                                                   $   141,411    $    94,672    $   372,907        $     236,333
Costs and expenses:
  Costs of services and products sold..................        95,925         66,537        252,777              167,852
  Goodwill amortization................................         1,424            828          3,738                1,691
  Selling, general, and administration.................        13,424         10,807         37,440               26,592
  Research and engineering costs.......................         2,858            995          7,844                2,760
  Write-off of long-term assets........................            --             --             --               63,061
  Drexel transaction costs.............................            --            100             --               11,306
                                                          -----------    -----------    -----------          -----------
                                                              113,631         79,267        301,799              273,262
                                                          -----------    -----------    -----------          -----------
Operating profit (loss)................................        27,780         15,405         71,108              (36,929)
Other expense (income):
  Interest expense.....................................         3,608          3,574         10,698                9,584
  Interest income......................................           (75)           (38)          (198)                (169)
  Foreign exchange.....................................           163            284            480                  (61)
  Other, net...........................................            15            377          1,246                1,201
                                                          -----------    -----------    -----------          -----------
Income (loss) before income taxes......................        24,069         11,208         58,882              (47,484)
Provision  for income taxes............................         9,032          4,412         22,299                2,496
                                                          -----------    -----------    -----------          -----------
Net income (loss)......................................   $    15,037    $     6,796    $    36,583          $   (49,980)
                                                          ===========    ===========    ===========          ===========

Earnings (loss) per common share.......................   $      0.32    $      0.16    $      0.80          $     (1.44)
                                                          ===========    ===========    ===========          ===========

Weighted average number of common shares outstanding...    46,972,954     42,799,896     45,597,934           34,630,042
                                                          ===========    ===========    ===========          ===========



           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                            1997         1996
                                                                          ---------   ----------
                                                                              (In thousands)
Cash flows from operating activities:
  Net income (loss)...................................................    $ 36,583     ($49,980)

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.....................................      18,904       12,095
    Provision  for losses on accounts receivable......................       1,964          336
    Provision for inventory reserve...................................       1,750           --
    Provision for deferred income taxes...............................       9,192       (7,742)
    Employee savings plan expense funded by issuance of common stock..         478          182
    Write-off of long-term assets.....................................          --       63,061
    Changes in assets and liabilities, net of effects of
       acquired companies:
            Accounts receivable.......................................     (29,537)      (5,681)
            Inventory.................................................     (18,767)      (3,513)
            Prepaid expenses and other assets.........................      (4,798)      (3,437)
            Accounts payable, accrued liabilities, and other..........      15,111       (2,196)
            Federal and foreign income taxes payable..................       3,307        2,408
            Pension liabilities.......................................        (334)        (627)
                                                                          --------    ---------
    Net cash provided by operating activities.........................      33,853        4,906
                                                                          --------    ---------
Cash flows used in investing activities:
  Capital expenditures................................................     (21,722)     (13,482)
  Proceeds from sale/leaseback transaction............................          --        2,973
  Net assets of acquired companies, net of cash acquired..............     (30,625)     (35,500)
  Other...............................................................      (2,067)      (1,082)
                                                                          --------    ---------
    Net cash used in investing activities.............................     (54,414)     (47,091)
                                                                          --------    ---------
Cash flows provided by financing activities:
  Borrowings under financing agreements...............................      38,782       83,367
  Principal payments under financing agreements.......................     (21,249)     (70,289)
  Net cash received in Drexel Merger..................................          --        2,101
  Net cash received in FGS Acquisition................................       1,734           --
  Proceeds from sale of common stock and warrants.....................       4,472       30,914
  Dividends paid on Redeemable Series A Convertible Preferred Stock...          --         (175)
                                                                          --------    ---------
    Net cash provided by financing activities.........................      23,739       45,918
                                                                          --------    ---------
Net increase in cash and cash equivalents.............................       3,178        3,733

Cash and cash equivalents:
  Beginning of period.................................................      10,407        9,394
                                                                          --------    ---------
  End of period.......................................................    $ 13,585    $  13,127
                                                                          ========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the nine month period for:
    Interest..........................................................    $  9,052    $   6,924
                                                                          ========    =========
    Taxes.............................................................    $  9,834    $   8,029
                                                                          ========    =========


           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.
              Notes to Unaudited Consolidated Financial Statements
             For the Nine Months Ended September 30, 1997 and 1996
                          and as of December 31, 1996

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

2.   Inventory

     At September 30, 1997 inventories consist of the following (in thousands):

     Components, subassemblies, and expendable parts.......  $ 38,479
     Equipment under production............................    30,167
                                                             --------
                                                             $ 68,646

3.   Senior Credit Agreement and Dividend Restrictions

     The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock until all mandatory prepayments have been made from excess cash flow (as defined in the Credit Agreement) and the total funded debt to capital ratio (as defined in the Credit Agreement) is not greater than 40%. The Company's total funded debt to capital ratio (calculated as defined under the Credit Agreement) was 42.7% at September 30, 1997.

4.   Acquisition of Fiber Glass Systems, Inc.

     On March 7, 1997, the Company acquired Fiber Glass Systems, Inc. ("FGS"), a manufacturer of premium fiberglass tubulars used in corrosive oilfield applications, for an aggregate purchase price of $32,671,283, which aggregate purchase price includes consideration that may be received pursuant to certain earnout provisions (relating to FGS' fiscal 1997 performance). The $32,671,283 aggregate purchase price includes (i) 1,689,542 shares of Common Stock of the Company valued at $13.00 per share and $906,869 in cash and (ii) the right to receive up to an additional 726,316 shares of Common Stock of the Company and $355,260 in cash, contingent upon the realization of such earnout provisions. The potential earnout of $9,797,355 was accrued as part of the purchase price at September 30, 1997.

5.   Recent Acquisitions

     The Company has continued its strategic plan of executing consolidating acquisitions and adding related strategic products and services by recently completing one equity investment and six acquisitions.

     In June 1997, the Company acquired an equity investment in American Rodco, Inc., a Houston based provider of sucker rod inspection and reclamation services in the oilfield industry.

  In July 1997, the Company acquired the following entities:

     South West Centrifuge, Inc., a Houston based provider of new and refurbished centrifuges.
     Gator Hawk, Inc. ("Gator Hawk"), a Houston based provider of external hydrostatic testing of tubular connections in the United States.
     Enaco Group, PLC, a UK based provider of solids control equipment, liner hangers, and rented pumps to the North Sea market.
     Fisher Fluids Processing Inc., a Canadian based provider of solids control services.

  In August 1997, the Company acquired Cut-Rite Tubular Services Ltd. ("Cut-Rite"), an oilfield tubular inspection company in the Western Canadian market.

  In September 1997, the Company acquired the tubular inspection division of Proserve A/S, a Norwegian based oilfield tubular inspection company.

  The combined purchase price for these acquisitions was approximately $32,100,000 ($30,625,000 in cash and $1,475,000 in notes payable). In addition, the Company assumed debt of approximately $300,000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

Revenue. Revenue was approximately $141.4 million and $372.9 million for the third quarter and first nine months of 1997, respectively, representing increases of $46.7 million (49%) and $136.6 million (58%) from the same periods of 1996, respectively. The increases were primarily due to seven 1996 acquisitions and seven 1997 acquisitions, as well as increased activity levels in several of the Company's markets. The most significant acquisition was the merger with D.O.S. Ltd. ("Drexel") which was completed effective as of April 1, 1996, (the "Drexel Merger"). Oil and gas drilling and production activity increased significantly in the first nine months of 1997 compared to 1996 as evidenced by increases in the U.S. rig activity (22.3% increase), U.S. workover activity (7.5% increase), Canada rig activity (37.4% increase), and international rig activity (2.1% increase). On a pro forma basis for the effects of the Drexel Merger, revenue was up $101 million (37%) in the first nine months of 1997 compared to the same pro forma period in 1996.

Revenue from the Company's Tubular Services, comprised of Inspection, Coating, and Mill Systems and Sales was approximately $60.2 million and $158.6 million for the three and nine months ending September 30, 1997, respectively. These results represented increases of $17.7 million (42%) and $29.5 million (23%) over the prior year periods, respectively. The increases in Tubular Services revenue was mainly due to significant increases in North America and European Coating operations and the acquisition of FGS (manufacturer of premium fiberglass tubulars) which was acquired on March 7, 1997. The fiberglass manufacturing operation has increased its capacity since the acquisition due to the expansion of a second manufacturing plant. Inspection revenue was also up significantly in the third quarter of 1997 over 1996 due to the third quarter 1997 acquisition of Gator Hawk and Cut-Rite and stronger activity in the U.S. market. In addition, the Company's international inspection activity was also up in Europe, Latin America, and the Far East.

The Drexel Merger added the rental and sale of Solids Control equipment to the Company's operations. In addition, the Company completed the acquisition of four Solids Control related businesses in 1996 and three in the third quarter of 1997. Solids Control operations, which includes the rental and sale of equipment used in the removal of rock cuttings and other solid contaminants from the mud used in drilling operations, had revenue of $40.3 million and $107.6 million in the third quarter and first nine months of 1997, respectively. On a pro forma basis for the Drexel Merger, Solids Control revenue was up $38.6 million (56%) for the first nine months of 1997 compared to the same period of 1996. Third quarter revenue was up $14.8 million (58%) over the same period of 1996. The increase in third quarter and pro forma first nine months of 1997 revenue was due to the acquisitions and increased drilling activity in Canada and the U.S. gulf coast which resulted in an increase in rental revenue. Rental revenue also increased due to improved Latin America operations. In addition, solids control equipment sales were up due to increased demand related to the higher activity levels.

Coiled Tubing and Pressure Control Products, which were also acquired as part of the Drexel Merger, contributed revenue of $24.4 million and $61.8 million in the third quarter and first nine months of 1997. During September 1996, the Company enhanced its Coiled Tubing and Pressure Control Products operations through the purchase of S.S.R. (International) Ltd. and Pressure Control
Engineering ("SSR/PCE").    Coiled Tubing and Pressure Control Products include
the sale of coiled tubing units, wire line units, downhole tools and blowout preventors used in oilfield workover, drilling and production operations. On a pro forma basis for the Drexel Merger, Coiled Tubing and Pressure Control Products revenue was up $16.5 million (36%) in the first nine months of 1997 due to the acquisition of SSR/PCE and an increase in coiled tubing unit sales from
the Company's Hydra Rig operation.   Third quarter revenue was up $9.4 million
(62%) over the same period of 1996.   An increase in the Company's Hydra Rig
operation led the third quarter increase, especially in the Russia market. In addition, a full quarter's operation from SSR/PCE (which was acquired in September 1996) also accounted for a significant portion of the increase.

Pipeline and Other Industrial Services revenue was $16.4 million and $44.8 million for the third quarter and first nine months of 1997, respectively, representing increase of $4.9 million (42%) and $16.4 million (58%), respectively, over the same period of 1996. The improvement was mainly due to a strong North America and Latin America market, the September 1996 acquisition of Vetco Pipeline Services, Inc., and the successful commercial introduction of "Tru-Res" (high resolution pipeline inspection unit). In addition, Other Industrial Services revenue advanced due to increases in Middle East operations.

Gross Profit.   Gross profit was approximately $44.1 million (31% of revenue)
and $116.4 million (31% of revenue) for the third quarter and first nine months of 1997 compared to $27.3 million (29% of revenue) and $66.8 million (28% of revenue) for the same periods of 1996. The 1996 and 1997 acquisitions accounted for approximately half of the improvement in gross profit with the remaining increase coming from internal growth in the Tubular Services, Solids Control, Coiled Tubing and Pressure Control, and Pipeline product lines as market conditions in several geographic regions remained favorable for each of these product lines. The improvement in gross profit percentage was related to greater revenue from high profit margin product lines, including Coating, Solids Control, and Pipeline, and lower costs as a result of savings achieved through the consolidation of several worldwide operating locations and some price increases.

Selling, General and Administrative Costs. Selling, general and administrative costs were $13.4 million and $37.4 million in the third quarter and first nine months 1997, increases of $2.6 million and $10.8 million over the same periods of 1996, respectively. The increase was due primarily to the 1996 and 1997 acquisitions. As a percent of revenue, selling, general and administrative costs were 9.4% and 10.0% for the third quarter and first nine months of 1997, respectively, down from 11.4% and 11.3% from the same periods of 1996, respectively. Compared to the second quarter of 1997, the third quarter 1997 selling, general and administrative costs was up $.6 million (5%) mainly as a result of the third quarter 1997 acquisitions.

Research and Engineering Costs. Research and engineering costs were $2.9 million and $7.8 million for the third quarter and first nine months of 1997, respectively, an increase of $1.9 million and $5.1 million over 1996 levels. The increase was due primarily to research and engineering projects associated with the Drexel operations and the other acquisitions completed in 1996 and 1997. The major portion of costs currently incurred is related to the Solids Control innovations associated with screens, shakers, and centrifuges, the Company's Tru Res "High Resolution" pipeline tools, and continuing efforts related to Tubular Services and Coiled Tubing products.

Write-Off of Long-Term Assets. The first quarter 1996 write-off of long-term assets of $63.1 million included a writedown of approximately $50.8 million associated with the Company's adoption of SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and a decision by management to sell certain assets, primarily as a result of the Drexel Merger, which resulted in additional write-downs of approximately $12.3 million. There were no similar write-offs in the first nine months of 1997.

Drexel Transaction Costs. The 1996 Drexel transaction costs of $11.3 million included executive severance costs of $6.4 million associated with former officers of the Company and consolidation costs of $4.9 million related primarily to the consolidation of Tuboscope overhead facilities and personnel in EAME, (Europe, Africa, and Middle East), and the consolidation of certain operating locations in North America.

Operating Profit. Operating profit was $27.8 million and $71.1 million in the third quarter and first nine months of 1997 compared to an operating profit of $15.4 million in the third quarter of 1996 and an operating loss of $36.9 million for the nine months ending September 1996. Excluding the Drexel transaction costs and the write-off of long-lived assets, operating profit would have been $15.5 million and $37.4 million in the third quarter and first nine months of 1996, respectively. The improvement in operating profit was due mainly to the 1996 and 1997 acquisitions, the operating profit associated with the additional revenue related to the increased activity level and market share gains, consolidation savings and minor price increases.

Interest Expense. Interest expense was $3.6 million and $10.7 million in the three and nine months ended September 30, 1997, respectively, even with the third quarter of 1996 and up $1.1 million over the first nine months of 1996. The increase in interest expense for the first nine months of 1997 was due to an increase in debt as a result of the 1996 and 1997 acquisitions. This increase was offset somewhat by lower effective interest rates on the outstanding debt balances as a result of the Company's retirement of its $75 million 10 3/4% Senior Subordinated Notes. Proceeds from the Company's Senior Term Loan Facility were used to retire the Senior Subordinated Debt during the fourth quarter of 1996. In addition, the Company entered into four interest rate swap transactions in 1996 which effectively hedges $90 million of the Company's variable interest rate debt - see detailed discussion in Note 7 to the 1996 Consolidated Financial Statements. Also, in May 1997 the Company purchased a $40 million interest swap agreement which provides protection if interest rates are greater than 7.77%.

Other Expense (Income). Other expense (income), which includes interest income, foreign exchange, and other expense (net), resulted in a net expense of $0.1 million and $1.5 million for the three and nine months ending September 30, 1997, respectively, compared to a net expense of $0.6 million and $1.0 million
in the same periods of 1996.   Net other expense increased in the first nine
months of 1997 primarily as a result of slight foreign exchange losses in the first nine months of 1997 compared to foreign exchange gains in 1996.

Provision for Income Taxes. The effective tax rate for the first nine months of 1997 was 37.9%. The Company's effective tax rate is higher than the domestic rate of 35% due to charges not allowable under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from the domestic rate.

Net Income. The third quarter and first nine months 1997 net income was $15.0 million and $36.6 million, respectively, compared to the third quarter 1996 net income of $6.8 million and first nine months 1996 net loss of $50.0 million. The improvement is due to the factors discussed above.

Financial Condition and Liquidity
---------------------------------

For the nine months ended September 30, 1997, the Company provided $33.9 million of cash from operations compared to $4.9 million in the same period of 1996. Significant uses of cash from operations during the first nine months of 1997 principally related to a $29.5 million increase in accounts receivable, a $18.8 million increase in inventory, and a $4.8 million increase in prepaid expenses and other assets. These increases in assets were all net of the effects of the 1997 acquisitions. The increase in accounts receivable was primarily the result of greater revenue in several operations and a slight increase in days sales outstanding at September 30, 1997 compared to December 31, 1996. Inventory increased as a result of growing manufacturing operations in several product lines as work-in-process was up $16.7 million due to equipment orders for third party sales and internal operations. Prepaid expenses were up due to an increase in on-going jobs associated with the Pipeline operations and greater prepaid insurance costs. These increases were offset in part by an increase in accounts payable and accrued liabilities of $15.1 million (net of effects of 1997 acquisitions) primarily as a result of increases in accrued worker's compensation and general liability insurance, accrued interest, and trade accounts payable.

For the nine months ended September 30, 1997, the Company used $54.4 million of cash in investing activities compared to a usage of $47.1 million in 1996. Capital spending of $21.7 million was principally related to the Company's Solids Control operations in the growing Canadian and Latin American regions and Tubular Services operations in North America.

For the nine months ended September 30, 1997, the Company's financing activities provided $23.7 million of cash. Net borrowings of $17.5 million, proceeds of $4.5 million from the sale of common stock, and net cash proceeds of $1.7 million received in the acquisition of FGS accounted for the cash generated from financing activities.

Current and long-term debt was $209.1 million at September 30, 1997, an increase of $24.4 million from the $184.7 million outstanding at December 31, 1996. Debt assumed in the acquisition of FGS of $5.2 million and net borrowings of $27.2 million on the Company's senior term debt, offset by the retirement and payments on various debt instruments, accounted for the increase. The Company's outstanding debt at September 30, 1997 consisted of $130.0 million of term loans due under the Company's Senior Credit Agreement, $58.0 million due under the Company's $100 million revolving credit facility , $4.6 million assumed in the acquisition of FGS, $5.0 million of convertible notes related to the acquisition of Gauthier Brothers, $0.7 million due under the Company's swingline facility, and other debt of $10.8 million.

At September 30, 1997, the Company had outstanding letters of credit amounting to approximately $5.3 million. The available facility on the Company's $100 million revolving credit facility and $5 million swingline facility was $37.9 million and $3.1 million, respectively, at September 30, 1997.

In 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Common Share". This statement required earnings per common share be reported for basic and dilutive earnings per share. The statement is effective for periods ending after December 15, 1997. The Company's basic and dilutive earnings per share for the three and nine months ending September 30, 1997 calculated under the SFAS No. 128 is $0.34 and $0.32 per share, and $0.84 and $0.80 per share, respectively.


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

            (b) No reports on Form 8-K were filed during the quarter ended
                September 30, 1997.

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

                                            TUBOSCOPE VETCO
                                            INTERNATIONAL CORPORATION
                                            -------------------------
                                                 (Registrant)



Date:   November 11, 1997                   /s/ Joseph C. Winkler
--------------------------------------      ----------------------------------
                                            Joseph C. Winkler
                                            Executive Vice President, Chief
                                            Financial Officer
                                            and Treasurer (Duly Authorized
                                            Officer, Principal Financial
                                            and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                                   Description                                  Note No.
--------------   ----------------------------------------------------------------------   -----------
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

3(b)             Amended and Restated Bylaws.                                             (Note 2)

3(c)             Certificate of Designation of Series A Convertible Preferred Stock,      (Note 3)
                 dated October 22, 1991.

3(d)             Certificate of Amendment to Restated Certificate of Incorporation        (Note 10)
                 dated May 12, 1992.

3(e)             Certificate of Amendment to Restated Certificate of Incorporation        (Note 11)
                 dated May 10, 1994.

3(f)             Certificate of Amendment to Restated Certificate of Incorporation        (Note 21)
                 dated April 24, 1996

3(g)             Certificate of Amendment to Restated Certificate of Incorporation        (Note 22)
                 dated  June 3, 1997

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

Exhibit No.                                   Description                                  Note No.
--------------   ----------------------------------------------------------------------   -----------
4(c)             Supplemental Indenture dated as of December 18, 1996, among              (Note 19)
                 Tuboscope Vetco International Inc., the Company and Norwest Bank
                 Minnesota, National Association, as Trustee, regarding the 10 3/4%
                 Senior Subordinated Notes due 2003 of Tuboscope Vetco International
                 Inc.

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

10(g)            Form of Revised Incentive Stock Option Agreement.                        (Note 5)

10(h)            Form of Revised Non-Qualified Stock Option Agreement.                    (Note 5)

10(i)            Stock Option Plan for Non-Employee Directors of Tuboscope Vetco          (Note 6)
                 International Corporation.

10(j)            Amendment to Stock Option Plan for Non-Employee Directors of             (Note 6)
                 Tuboscope Vetco International Corporation.

10(k)            Form of Non-Qualified Stock Option Agreement.                            (Note 6)


Exhibit No.                                   Description                                  Note No.
--------------   ----------------------------------------------------------------------   -----------
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

10(x)            Form of Amended and Restated Executive Agreement.                        (Note 13)

10(y)            Master Lease Agreement, dated December 18, 1995, between the             (Note 13)
                 Company and Heller Financial Leasing, Inc.

10(z)            1996 Equity Participation Plan.                                          (Note 17)

10(aa)           D.O.S. Ltd. 1993 Stock Option Plan.                                      (Note 18)

10(bb)           Agreement and Plan of Merger dated as of March 7, 1997 by and            (Note 20)
                 among Tuboscope Vetco International Corporation, FGS Acquisition
                 Corp.  and Fiber Glass Systems Inc.

27               Financial Data.                                                          Exhibit 27

--------------------------------------

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

Note 21 Previously filed by the Company as Appendix E in Registration No. 333-01869 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

Note 22 Previously filed in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.