Form 10-K
period 1997-12-31
TUBOSCOPE INC /DE/
filed 1998-02-10
CIK 860097

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

  FOR THE TRANSITION PERIOD FROM       TO

                                TUBOSCOPE INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                        0-18312                76-0252850
 (STATE OR OTHER JURISDICTION      (COMMISSION FILE NO.)      (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)



  2835 HOLMES ROAD, HOUSTON, TEXAS                        77051
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 5, 1998, was $1,003,634,538 based on the closing sales price of such stock on such date.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The number of shares outstanding of the registrant's common stock, as of February 5, 1998 was 44,237,335.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement for its 1998 Annual Meeting are incorporated by this reference into Part II and Part III, respectively, as set forth herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Tuboscope Inc. (the "Company") is a supplier of technical services and highly-engineered products to the oil and gas drilling, completion, production, and transmission industries worldwide.

  The Company operates through four main product lines in the oil and gas industry segment. The product lines are: (i) Tubular Services; (ii) Solids Control Products & Services; (iii) Coiled Tubing & Pressure Control Products; and (iv) Pipeline & Other Industrial Services. Tubular Services consists of the provision of internal coating products and services, inspection and quality assurance services for tubular goods (such as drill pipe, tubing, line pipe, and casing), and fiberglass tubulars (tubing, casing, and line pipe), used primarily in oil and gas operations. Additionally, Tubular Services includes the sale and leasing of proprietary equipment used to inspect tubular products at steel mills. Solids Control Products & Services consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drill cuttings (solids) from fluids used in oil and gas drilling processes. Coiled Tubing & Pressure Control Products consists of the sale of highly-engineered coiled tubing, pressure control, pressure pumping, wireline, and related tools to companies engaged in providing oil and gas well drilling, completion and remediation services. Pipeline & Other Industrial Services consists primarily of the provision of technical inspection services and quality assurance for in-service pipelines used to transport oil and gas. Additionally, this product line includes a wide variety of technical industrial inspection, monitoring, and quality assurance services provided by the Company for the construction, operation, and maintenance of major projects in energy-related industries.

  The Company is a successor to one of the first companies to provide tubular inspection services to the oil and gas industry, which commenced operations in 1937. The Company has since grown through a series of mergers and acquisitions which have added product lines. The Company entered the Solids Control Products & Services and the Coiled Tubing & Pressure Control Products businesses on April 24, 1996, when it merged (the "Drexel Merger") with D.O.S., Ltd. ("Drexel"), the largest provider of solids control services and coiled tubing equipment worldwide.

TUBULAR SERVICES

  Tubular Services is the Company's largest business line. It generated approximately 43%, 51%, and 81% of the Company's revenue for the years ended December 31, 1997, 1996 and 1995, respectively. The Tubular Services business generated approximately $225 million in revenue for the year ended December 31, 1997. The Company's Tubular Services operates in the oilfield tubular markets of 54 countries, in North America, Latin America, Europe, Africa, the Middle East, and the Far East. The Company provides tubular inspection services at drilling and workover rig locations, at pipe yards owned by its customers, at steel mills manufacturing tubular goods, and at facilities which it owns. The Company provides for the internal coating of tubular goods at ten plants worldwide and through licensees in certain locations. The Company entered the fiberglass tubular market on March 7, 1997, with its acquisition of Fiber Glass Systems, Inc. ("Fiber Glass Systems"), which manufactures fiberglass tubulars at plants in San Antonio, Texas and Big Spring, Texas.

  Demand for Tubular Services products depends upon the activity level of drilling, well remediation, and flowline installation operation activity in the oil and gas industry. The Company's customers rely on tubular inspection services to avoid failure of in-service tubing, casing, flowlines, and drillpipe. Such tubular failures are expensive and in some cases catastrophic. The Company's customers rely on internal coatings of tubular goods to prolong the useful lives of tubulars and to increase the volumetric throughput of in-service tubular goods. The Company's customers sometimes use their fiber glass tubulars in lieu of conventional steel tubulars, due to the corrosion resistant properties of fiber glass. Tubular inspection and coating services, and fiberglass tubulars, are used most frequently in operations in high-temperature, deep, corrosive oil and gas environments. In selecting a provider of tubular inspection and tubular coating services, oil and gas operators consider such factors as reputation, experience, technology of products offered, reliability and price. The Company believes it is the largest provider of tubular inspection and the largest provider of internal tubular coating services worldwide. The Company believes it is the second largest provider of fiberglass tubulars to oilfield applications worldwide.

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

  On March 7, 1997, the Company acquired Fiber Glass Systems, a leading provider of high pressure fiberglass tubulars used in oilfield applications, for a combination of stock and cash. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name "Star(R)," and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. Like coated tubulars, fiberglass pipe is used to guard against corrosive fluids produced in the oilfield. The acquisition added a new product to the Company's corrosion control products.

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

  In July 1997, Tuboscope began offering hydrostatic testing of tubular connections when it acquired substantially all of the operating assets of Gator Hawk, Inc. ("Gator Hawk"). The Company offers a proprietary external measurement, the Iso-Gator(R) service at the rig site as strings of tubulars are assembled on critical or high-pressure wells.

  In August 1997, the Company improved its market position in Canada by acquiring Cut-Rite Tubular Services, Ltd., a provider of tubular inspection, repair and cleaning services. Also, in September 1997, the Company strengthened its market position in Norway by acquiring the tubular inspection division of Pro Serv AS, a provider of tubular inspection services.

  In addition to its new and used tubular inspection and reclamation services, the Company also offers a comprehensive proprietary tubular inventory management system (TDS(TM)) which permits the real-time tracking of customer's tubular inventories within the Company's facilities. The system permits customers to dial-in to monitor tubular inspection and coating progress.

  In 1996, the Company installed its first proprietary high-speed full body ultrasonic tubular inspection unit (TruScope(R)). The new service provides 100% ultrasonic coverage of tubulars at a rate of up to 200 feet per minute. The first commercial TruScope unit was installed in 1997.

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

  The Company's Tubular Services customers include almost all major oil and gas companies, large and small independent producers, national oil companies, drilling contractors, oilfield supply stores, and steel mills. No single customer accounted for more than 10% of the Company's revenue in 1997. The Company's competitors in Tubular Services include ICO Inc., Ameron, A.O. Smith, Shaw Industries, and Shield Coat Inc. In addition the Company competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies or regulations which may give local nationals in these countries certain competitive advantages. In tubular coating certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liners systems also compete with the Company's products.

SOLIDS CONTROL PRODUCTS & SERVICES

  The Company generated approximately 30% of its revenue for the year ended December 31, 1997 from Solids Control Products & Services. The Solids Control Products & Services business generated approximately $155 million in revenue for the year ended December 31, 1997. The Company's Solids Control Products & Services business serves oilfield drilling markets in North America, Latin America, Europe, Africa, the Middle East and the Far East.

  Solids control is the application of highly-engineered products and services to extract drill cuttings from fluids used in oil and gas drilling operations. The removal of drill cuttings is required to permit the reuse of expensive drilling fluids. By removing rock cuttings and other solid contaminants from the fluids used in drilling operations, solids control equipment reduces the volume of drilling fluids and solids which must be disposed of subsequent to drilling operations (which minimizes the environmental impact of the drilling operation and reduces post-drilling reclamation costs). Efficient separation of rock cuttings also reduces the volume of drilling fluids consumed by the operation, further reducing drilling costs. Effective solids control also reduces the probability of sticking and losing expensive downhole drilling equipment in the wellbore and the resulting need to redrill the well. Solids control technology improves the efficiency of the drilling process by preventing the recirculation and subsequent recutting of solids at the drill bit and by reducing wear on mechanical components such as mud pumps and mud motors.

  The Company believes the regulatory and industry trend towards minimizing the environmental impact of drilling operations in a number of environmentally sensitive oil and gas productive regions will lead to higher demand for highly engineered solids control products and closed loop drilling systems. The Company further believes the trend towards more technically complex drilling, including highly deviated directional wells and slim-hole completions, will favorably impact the demand for solid controls technology because of its ability to reduce costly downhole problems.

  The Company believes it is the world's leading manufacturer and provider of solids control equipment and services to the oil and natural gas drilling industry. The Company manufactures conventional and linear motion shale shakers, high speed and conventional centrifuges, desanders, desilters, screens, degassers and closed loop drilling fluids systems at its facilities in Conroe, Texas and Dundee, United Kingdom. The Company markets solids control equipment under the Brandt(R) and various other brand names. For the year ended December 31, 1997, approximately 44% of the Company's solids control equipment revenue was generated from the sale of solids control equipment and inventory, and approximately 56% of such revenue was generated from rentals and services.

  The Company's customers for Solids Control Products & Services include almost all major oil and gas companies, large and small independent producers, national oil companies, and drilling contractors. No single customer accounted for more than 10% of the Company's revenue in 1997. Competitors in oilfield solids control equipment and services include Smith International ("SWACO"), Derrick Manufacturing Corp. and a number of regional competitors. The Company acquired six regional competitors in solids control in 1997 in order to enhance its manufacturing and refurbishing capacity, achieve consolidation savings, strengthen its presence in Canada and expand its product lines. The Company's solids control equipment is sold or rented in highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in the solids control equipment market. Management believes that, in addition to on-site services, the principal competitive factors affecting its solids control equipment business are performance, quality, reputation, customer service, product availability, breadth of product line and price. Management believes market conditions are generally improving in solids control due to strong demand by oil and gas drillers to reduce overall drilling costs and minimize environmental impact, and rising levels of technology required to serve the market.

COILED TUBING & PRESSURE CONTROL PRODUCTS

  The Company believes it is the world's leading designer and manufacturer of coiled tubing equipment and coiled tubing pressure control equipment used in oil and gas well remediation, completion and drilling operations. This product line generated approximately 16% of the Company's revenue for the year ended December 31, 1997. The Coiled Tubing & Pressure Control Products segment generated approximately $83 million in revenue for the year ended December 31, 1997. The Company's Coiled Tubing & Pressure Control Products line sells capital equipment and consumables to all the major oilfield coiled tubing remediation and drilling service providers.

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

  Currently, most coiled tubing units are used in well remediation and completion applications. The Company believes that advances in the manufacturing process of coiled tubing, tubing fatigue protection and the capability to manufacture larger diameter coiled tubing strings have resulted in increased uses and applications for coiled tubing products. For example, well operators are increasingly finding uses for coiled tubing in drilling applications such as slim hole reentries of existing wells. The Company engineered and manufactured the first three coiled tubing units built specifically for coiled tubing drilling in 1996, and delivered two more in 1997.

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

  Generally, the Company supplies customers with the equipment and components necessary to use coiled tubing, which the customers typically purchase separately. The Company's coiled tubing product line consists of coiled tubing units, coiled tubing injector heads, coiled tubing and wireline pressure control equipment, pressure pumper equipment, snubbing units, nitrogen pumping equipment and cementing, stimulation, and blending equipment. The Company markets its coiled tubing equipment under the Hydra Rig(R) brand name primarily to providers of coiled tubing drilling and workover services. The Company's primary coiled tubing unit production facilities are located at its Hydra Rig facility in Fort Worth, Texas. In addition, the Company markets coiled tubing pressure control equipment under the Texas Oil Tools(R) brand name and manufactures such equipment at its facility in Conroe, Texas and to a lesser extent at the Dundee facility in the United Kingdom. Through its September 1996 acquisitions of SSR (International) Ltd. and Pressure Control Engineering Ltd., the Company entered the wireline unit manufacturing business, and greatly expanded its offering of downhole coiled tubing tools. Many coiled tubing customers also purchase and operate wireline units. Additionally, the Company began offering cementing equipment and fabricating nitrogen pumping units in Tulsa, Oklahoma, in December 1997, when it acquired Tulsa Equipment Manufacturing Company.

  The Company's coiled tubing product offering includes a wide variety of sophisticated downhole tools engineered to enable oil and gas producers to re-enter complex multilateral wells, to install coiled tubing velocity strings, to bypass electrical submersible pumps, and to perform a variety of other remediation and completion activities utilizing coiled tubing. One such product, the MLR(TM) system, was awarded a Meritorious Award for Engineering Innovation at the 1996 Offshore Technology Conference in Houston, Texas. Management believes that high-productivity multilateral drilling will continue to grow.

  The Company's customers for Coiled Tubing & Pressure Control Products include almost all major oil and gas coiled tubing service companies, as well as major oil companies and large independents. No single customer accounted for more than 10% of the Company's revenue in 1997. Competitors in Coiled Tubing & Pressure Control Products include Stewart & Stevenson, National Oilwell, Elmar, Eastern Oil Tools, and a few smaller competitors. Management believes market conditions are generally improving in the coiled tubing equipment market due to growing widespread acceptance of the technology, and growth in the number of oilfield applications such as coiled tubing drilling.

PIPELINE & OTHER INDUSTRIAL SERVICES

  Pipeline & Other Industrial Services generated approximately 11%, 12%, and 19%, of the Company's revenue for the years ended December 31, 1997, 1996 and 1995, respectively. Pipeline & Other Industrial Services generated approximately $61 million in revenue for the year ended December 31, 1997. The Company's Pipeline & Other Industrial Services provides a wide variety of industrial inspection services, including in-place inspection services of oil and gas transmission pipelines, and technical industrial inspection, monitoring, and quality assurance services for the construction, operation, and maintenance of major projects in energy-related industries.

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

  The Company's Pipeline & Other Industrial Services customers include most major pipeline operators, national oil and gas companies, and various nuclear power plant operators. No customer accounted for more than 10 percent of revenues for the Company in 1997. The Company's primary competitors include Pipeline Integrity International, a subsidiary of British Gas Plc; Pipetronix GmbH, a subsidiary of Preussag Ag; and H. Rosen Engineering GmbH, and BJ Services. Management believes the major competitive factors for Pipeline Services are reputation for quality service, reliability of obtaining a successful survey on the first run, product technology, price, and technical support of survey results interpretation.

1997 ACQUISITIONS

  In 1997, Tuboscope made the following acquisitions:

                                                                            DATE OF
                  ACQUIRED ENTITY                 PRODUCT LINE              ACQUISITION
                  ---------------                 ------------              -----------
   Fiber Glass Systems, Inc. ..............       Tubular Services          March 1997
   South-West Centrifuge Services, Inc. ........  Solids Control            July 1997
   Gator Hawk, Inc. ............................  Tubular Services          July 1997
   Chargewood Limited, Enaco Plc, and Pump
    Systems Limited together with certain assets
    owned by their shareholders.................  Solids Control            August 1997
   Fisher Fluids Processing, Inc................  Solids Control            August 1997
   Cut-Rite Tubular Services, Ltd. .............  Tubular Services          August 1997
   Operating assets of Blackfire Oil Inc. ......  Solids Control            September 1997
   Pro Serv AS..................................  Tubular Services          September 1997
   Nu-Tec, Inc.'s Solids Control Division.......  Solids Control            December 1997
   WMCO Instruments, Inc. and WMCO
    Equipment, Inc. ............................  Solids Control            December 1997
   Tulsa Equipment Manufacturing Company, Inc. .  Coiled Tubing and
                                                  Pressure Control Products December 1997

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

  In general, the Coiled Tubing and Pressure Control line has experienced lower revenue in the fourth quarter due to major customers placing orders, based on their budgeting process, in the fourth quarter for delivery during the next three quarters. This process may change in the future as a major customer has changed to a continuous budgeting process and will place orders throughout the year. There can be no guarantees that this trend will continue or that any other customer will change its ordering process.

  The Company anticipates that these seasonal trends will continue; however, there can be no guarantee that spending by the Company's customers will continue or that other customers will remain the same as in prior years.

MARKETING & DISTRIBUTION NETWORK

  The Company's products are marketed through a sales organization and a network of agents and distributors which spans 54 countries. The Company's customers include major and independent oil and gas companies, national oil companies, oilfield equipment and product distributors and manufacturers, drilling and workover contractors, oilfield service companies, pipeline operators, steel mills, and other industrial companies.

  Certain tubular inspection and tubular coating products and service often are incorporated as a part of a tubular package sold by tubular supply stores to end users. The Company primarily has direct operations in the international marketplace, but operates through agents in certain markets.

  The Company's Solids Control customers are predominantly oil and natural gas producers and rig operators. The Company operates sales and distribution facilities at strategic locations worldwide to service areas with intensive drilling activity. The Company's worldwide employee Solids Control sales organization is complemented by service and engineering facilities which provide specialty repair and maintenance services to existing customers.

  The Company's Coiled Tubing & Pressure Control Products primarily are sold directly to end users through a worldwide employee Coiled Tubing & Pressure Control Products sales organization. The Company also has in place certain exclusive alliances with major oilfield service companies to provide pressure control equipment.

  The Company's Pipeline Services customers are primarily major oil and gas transmission companies and national oil companies in various countries around the world. The Company sells its services worldwide through a network of sales employees and agency agreements.

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

  In 1996, the Company engineered, manufactured, and delivered the first three coiled tubing units designed specifically to drill wells. In 1997 the Company manufactured and delivered two more such coiled tubing units designed for drilling. The Company continues to invest in technology to improve and expand coiled tubing drilling, and holds a number of patents in both coiled tubing drilling and conventional coiled tubing unit designs. Additionally, the Company holds a number of patents related to the manufacture and design of pressure control equipment. The Company has joint development agreements for the proprietary SAFECONN(TM) connector system which permits the safe deployment of long perforating guns into live wells. The Company, through its Pressure Control Engineering subsidiary, also offers a wide array of coiled tubing completion and fishing tools, including its patented multi-lateral reentry (MLR(TM)) system, its StiffLine 2000(TM) coiled tubing velocity string wellhead hanger system, its HAPPI(TM) coiled tubing hydraulic anchor push-pull intensifier. The Company has a wide complement of patented blow out preventors and ancillary equipment for coiled tubing.

  The Company's Solids Control Products & Services engineers and assembles linear motion shakers, combination linear motion/scalping shakers and various centrifuge designs. Additionally, various styles of screens for use with shakers are designed by the Company for specialized use in the separation of drill cuttings from fluids used in oil and gas drilling operations. The Company has various patents related to its screens and shale shakers in both the U.S. and international locations. During 1997, the Company acquired the proprietary Gumbo Box(TM) and related Solids Control products of Nu-Tec, and the proprietary Accu-Scan(TM) automated rig instrumentation service of WMCO. The Gumbo Box(TM) removes certain sticky shales from drilling fluids, and the Accu-Scan(TM) monitors drilling fluid levels, mud gas, and makes other important measurements related to drilling operations.

  The Company and its recent acquisition Vetco Pipeline Services pioneered the pipeline inspection process with what is now known as "conventional pipeline" inspection technology. The Company's copyrighted Linalog(R) technology plus computer enhancement technique adds the ability to integrate computer analysis into the conventional technology.

  The Company's Tru Res(R) technology employs a patented state of the art high resolution inspection tool and next generation magnetic flux leakage technology to provide enhanced defect characterization.

  The Company's electromagnetic inspection system, known as Amalog(R) IV, performs four separate inspections in one semi-automated process: the Sonoscope(R) section detects transverse defects, which are flaws aligned across the pipe; the Amalog(R) section detects flaws with longitudinal dimensions; the Isolog(R) section detects variations in the thickness of the wall of the pipe; and the grade verifier section compares each length with a standard to determine whether all the pipe is of the same metallurgical grade. In addition, the Company's PipeImage(TM) System for electromagnetic inspection system uses small sensors, digital signal processing, computer interpretation and three-dimensional image presentation to help identify flaws in mid-range walled pipe which may be undetectable with conventional electromagnetic inspection services.

  The equipment and technology used in the Company's ultrasonic inspection systems (U-Tron(R), SOS Ultrasonic Inspection Unit, Vetcoscan(R) and NDT(TM) Eagle) is designed to inspect heavywall or non-magnetic tubing, casing and line pipe for manufacturing defects, where the effectiveness of electromagnetic inspection is limited. The Company's ultrasonic capabilities were further enhanced with the introduction of its Endsonic(R) technology for ultrasonic end area inspection in 1994, and its patented full body ultrasonic inspection unit (Truscope(R)) which provides 100% ultrasonic coverage at a rate of 200 feet per minute.

  As part of the Vetco Services acquisition, the Company acquired the interests of Baker Hughes Incorporated ("BHI") in substantially all of the foreign and domestic trademarks and patents and other proprietary technology used in the Vetco Services business (other than Vetcoscan(R)). These technologies include Vetcolog(R), PipeImage(TM) and Vetcoscope(R) electromagnetic inspection systems and the end area inspection system and all of the liquid and powder coating technology. In addition, the Company obtained certain rights to use the Vetcoscan(R) ultrasonic inspection technology outside the United States. In connection with such acquisition, BHI's domestic coating and inspection business retained the right to use such technology in the United States. ICO, Inc. acquired the domestic inspection and coating business of BHI in September 1992. In 1993 the Company introduced its WellChek(R) technology which inspects pipe on the rig floor as it is "tripped" from the well. High demand for the WellChek(R) service prompted Tuboscope to expand its fleet of these units by 42% during 1997. The Gator Hawk acquisition provided the Company with the patented Iso-Gator(R) hydrostatic tubular connection testing service, which is performed at the rig site to ensure tubing strings are made up properly.

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

  The Company also offers a complete line of connection services for internally coated pipe. These include Thru-Kote(R) and Thru-Kote(R) U.B. systems for welding coated line pipe, and a variety of other specialized fittings. Additionally, the Company's TK(R)-tubing insert is a cost effective solution for corrosive down hole environments.

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

ENGINEERING AND MANUFACTURING

  The Company manufactures or assembles the equipment and products which it leases and sells to customers, and which it uses in providing solids control, inspection, tubular coating, and pipeline inspection services. In addition to producing new equipment and products, the Company produces spare parts for its equipment and for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Conroe, Texas; Dundee, Scotland; and Montrose, Scotland. The Company manufactures screens used in its solids control operations and for sale to others at its New Iberia, Louisiana; Conroe, Texas; Leduc, Alberta; and Trinidad facilities. The Company manufactures coiled tubing units, wireline units, pressure pumping equipment and pressure control equipment at its Fort Worth, Texas; Conroe, Texas; Tulsa, Oklahoma; Montrose, Scotland; Aberdeen, Scotland; and Poole, England facilities. The Company, through its 1997 acquisition of Fiber Glass Systems, manufactures fiber glass tubulars and fittings at its San Antonio, Texas and Big Springs, Texas facilities. The Company manufactures its tubular coatings in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers.

  The equipment and products designed and manufactured by the Company range from electromagnetic and ultrasonic inspection systems, coating products, electromagnetic pipeline inspection tools, mechanical solids control equipment, coiled tubing and wireline equipment, pressure pumping equipment, pressure control equipment, and downhole coiled tubing tools. Design and engineering are based on research and development efforts as well as established customer and industry standards.

  Certain of the Company's manufacturing facilities and certain of the Company's products have various certification, including, ISO 9001, API and ASME.

RAW MATERIALS

  The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are readily available at competitive prices from numerous sources.

BACKLOG

  The Company's backlog is based upon anticipated revenues from customer orders that the Company believes are firm and scheduled for shipment within twelve months. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company, and orders may be changed at any time. As of December 31, 1997, the Company's backlog of Coiled Tubing & Pressure Control Products was $42.1 million, an increase of approximately 92% above the $21.9 million in backlog as of December 31, 1996. Backlog amounts in the Company's other product lines are not meaningful indicators of future business.

ENVIRONMENTAL MATTERS

  The Company's inspection, coating and solids control services routinely involve the handling and disposal of chemical substances and waste materials, some of which may be considered to be hazardous wastes. These potential hazardous wastes result primarily from the use of mineral spirits to clean pipe threads during the tubular inspection process and from the coating process and the handling of drilling fluids on behalf of the drillers and/or producers.

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

EMPLOYEES

  As of December 31, 1997, the Company employed 4,598 full-time employees worldwide, of whom approximately 2,626 were employed in North America. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES

  The following is a description of the Company's major facilities:

                                                                  SIZE
                                                              (APPROXIMATE
       LOCATION                     DESCRIPTION               SQUARE FEET)    OWNED/LEASED
       --------                     -----------             ---------------  ---------------
DOMESTIC:
Bakersfield, California  Reclamation Facility               7,200 on 6       Owned
                                                            Acres
Ventura, California      Gator Hawk Complex: Service        2,960 on .25     Leased
                         Facility                           Acres
Amelia, Louisiana        Coating Plant, Pipe Inspection     85,000 on 35     Building Owned*
                         and Storage Facilities             Acres
Harvey, Louisiana        Coating Plant and Inspection       53,000 on 7      Owned & Leased
                         Facility                           Acres
Lafayette, Louisiana     Highway 90 East Complex: Service   12,075 on .98    Owned
                         Facility, Warehouse,               Acres
                         Administrative Offices, &
                         Regional Office
                         Solids Control Office &            7,500 on .98     Leased
                         Laboratory facility                Acres
Lake Arthur, Louisiana   Solids Control Service & Rework    7,800 on .5      Leased
                         Facility                           Acres
Lake Charles, Louisiana  Solids Control Office &            12,000 on 2      Leased
                         Manufacturing facility             Acres
Morgan City, Louisiana   Inspection Facility                42,400 on 3      Building Owned*
                                                            Acres
New Iberia, Louisiana    Manufacturing and Warehouse        25,500 on 3.4    Owned
                         Facility                           Acres
New Orleans, Louisiana   Solids Control Office & Service    6,000 on .5      Leased
                         facility                           Acre
St. Martinsville,        Solids Control Office & Service    4,000 on 1.0     Owned
 Louisiana               facility                           Acres
Edmond, Oklahoma         Coating Plant                      40,000 on 19     Owned
                                                            Acres
Oklahoma City, Oklahoma  Inspection Facility                6,000 on 5       Owned
                                                            Acres
Tulsa, Oklahoma          Nitrogen Units & Deukly Pump       40,700 on 4.47   Leased
                         Manufacturing Facility, Warehouse  Acres
                         & Offices
Big Spring, Texas        Fiberglass Tubular Manufacturing   39,000 on 12     Owned
                         Plant, Administrative Offices      Acres
Conroe, Texas            Solids Control and Pressure        125,000 on       Owned
                         Control Manufacturing Facility,    30.49 Acres
                         Warehouse, Sales and
                         Administrative Offices, &
                         Engineering
Corpus Christi, Texas    Service Facility                   20,800 on 4      Owned
                                                            Acres
Fort Worth, Texas        Coiled Tubing Manufacturing        75,200 on 9.67   Owned
                         Facility, Warehouse & Offices      Acres
                         Fabrication Center                 26,700 on 1.6    Leased
                                                            Acres
Houston, Texas           Holmes Road Complex:               300,000 on 50    Owned
                         Manufacturing, Warehouse,          Acres
                         Corporate Offices, Coating
                         Manufacturing Plant & Pipeline
                         Services
                         Engineering/Technical Research     76,000 on 6      Owned
                         Center                             Acres
                         Highway 90: Coating Plant          83,000 on 43     Leased
                                                            Acres
                         Sheldon Road Complex: Region       137,000 on 94    Land Owned **
                         Administration Offices, Pipe       Acres            Building Leased
                         Inspection and Storage Facilities
                         SOS Inspection Facility            32,000 on 31     Owned
                                                            Acres
                         Brandt/Southwest Complex:          40,700 on 4.47   Leased
                         Manufacturing & Remanufacturing    Acres
                         Facility, Administration and
                         Sales Office
                         Hardy Road Complex: Facility,      20,000 on 14     Owned
                         Manufacturing, Warehouse,          Acres
                         Administrative Offices,
                         Engineering
Midland, Texas           Coating Plant, Reclamation         87,000 on 25     Owned
                         Facility and Technical Service     Acres
                         Building

                                                                   SIZE
                                                               (APPROXIMATE
        LOCATION                     DESCRIPTION               SQUARE FEET)    OWNED/LEASED
        --------                     -----------             ---------------  ---------------
Odessa, Texas             Inspection Pipe Storage Yard and   12,000 on 23.2   Leased
                          Ancillary Service Facility         Acres
San Antonio Texas         Manufacturing Plant, R & D Lab,    62,129 on 19.57  Owned
                          Administrative Offices             Acres
Casper, Wyoming           Inspection Facility                91,720 on 29     Owned
                                                             Acres
North Slope (Deadhorse),  Inspection, Repair and Service     18,400           Building Owned*
 Alaska                   Center
Kenai, Alaska             Inspection Facility                9,100 on 21      Leased
                                                             Acres
INTERNATIONAL:
CANADA:
Brooks, Alberta           Cleaning, Threading & Repair, &    8,000 on .25     Leased
                          Stationary Inspection Facility     Acres
Calgary, Alberta          Pipeline Services Facility         33,825 on .8     Leased
                                                             Acres
                          Sales and Inspection Facility      20,000 on .63    Owned
                                                             Acres
Edmonton, Alberta         Nisku Complex: Coating Plant,      114,000 on 40    Owned
                          Inspection Facility Pipeline       Acres
                          Services and Maintenance Center
Leduc, Alberta            Solids Control Equipment Rental    38,626 on 9.36   Owned
                          and Services Facility              Acres
Nisku, Alberta            Threading & Repair, Portable       7,580 on 1.45    Owned
                          Inspection & Cleaning, Division    Acres
                          Office
Provost, Alberta          Inspection, Cleaning, Threading    8,750 on .18     Leased
                          Repair Facility                    Acres
ARGENTINA:
Plaza Huincul, Neuquen    Reclamation and Inspection         2,000 on 2.3     Leased
 State                    Facility                           Acres
Comodoro Rivadavi,        Reclamation and Inspection         7,300 on 1.1     Leased
 Chubut State             Facility                           Acres
Los Perales, Santa Cruz   Tubings--sucker rods yard          700 on 2.47      Leased
 State                                                       Acres
Rinco de los Sauces,      Solid control yard                 960 on 88 Acres  Leased
 Neuquen State
BOLIVIA:
Santa Cruz de la Sierra,  Pipe and Solid control yard,       18,000 on 1.72   Leased
 Andres Ibanez            warehouse, & Office                Acres
COLOMBIA:
Yopal, Colombia           Warehouse, Storage Yard and        4,600 on 3.75    Leased
                          Offices                            Acres
PERU:
San Isidro, Lima          Office                             177              Leased
Callao, Lima              Warehouse                          656              Leased
Iquitos, Maynas           Office and Warehouse               9,187            Leased
TRINIDAD:
Couva, Trinidad           Manufacturing                      8,073 on .5      Leased
                                                             Acres
VENEZUELA:
Anaco, Venezuela          Inspection Facility                600 on 2.5       Leased
                                                             Acres
Maracaibo, Venezuela      Solids Control Facility            25,000 on 1      Owned
                                                             Acre
EQUADOR:
Quito                     Office, Pipeyard, Warehouse,       1,184            Leased
                          Manufacturing facility, Service
                          facility, Repair facility
FRANCE:
Berlaimont, France        Coating Plant                      44,000 on 16     Owned
                                                             Acres
SINGAPORE:
Jurong, Singapore         Coating Plant                      50,644 on 8      Building Owned*
                                                             Acres
Jurong, Singapore         Inspection Facility                19,429 on 3      Building Owned*
                                                             Acres
UNITED KINGDOM:
Bordon, England           Pipeline Services Center           12,000 on .75    Building Owned*
                                                             Acres
Aberdeen, Scotland        Inspection Facility & Coating      45,209 on 1      Owned
                          Plant                              Acre
                          Manufacturing & Administrative &   25,274 on 1.3    Leased
                          Sales                              Acres
                          Manufacturing & Administrative &   45,209 on 1      Owned
                          Sales                              Acre

                                                                  SIZE
                                                              (APPROXIMATE
       LOCATION                     DESCRIPTION               SQUARE FEET)    OWNED/LEASED
       --------                     -----------             ---------------  ---------------
Dundee, Scotland         Manufacturing                      16,000 on 3.7    Owned
                                                            Acres
Montrose, Scotland       Manufacturing and Assembly         22,400 on 1.5    Owned
                                                            Acres
                         Warehouse                          28,000           Leased
Dorset, England          Manufacturing & Administrative &   12,700 on .33    Leased
                         Sales                              Acres
GERMANY:
Celle, Germany           Inspection Facility,               43,560 on 12     Building Owned*
                         Administrative & Engineering       Acres
                         Offices
Gladbeck, Germany        Coating Plant                      25,635 on 4      Owned
                                                            Acres
NETHERLANDS:
Veenoord, Netherlands    Reclamation and Repair Facility    53,361 on 2      Leased
                                                            Acres
SAUDI ARABIA:
Al Khobar, Saudi Arabia  Reclamation, Inspection Facility   340,203 on 8     Leased
                         and Offices                        Acres

--------
 * Building owned subject to a ground lease.
** Land leased to building owner under a 99 year lease.

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

  The Company has been party to two lawsuits that allege wrongful death or injury of former employees resulting from exposure to silica and silica dust during employment with the Company, both of which have been settled. These settlements have been made on the Company's behalf by the Company's and Minstar's insurance carriers without financial loss to the Company. The Company is aware of the possibility that suits may be brought against it by other former employees alleging exposure to silica and silica dust during their employment with the Company. These suits may involve claims for wrongful death under a theory of gross negligence and claims for punitive damages, the amounts of which could be substantial but cannot be predicted. Additionally, the Company has been sued for three other claims arising out of allegations of exposure to asbestos, benzene and certain other substances alleged to have been used primarily during its processes in the 1960s and 1970s. The Company believes that, based upon insurance and indemnification from Minstar, any such potential claims, if asserted, would not have a material adverse effect on the Company's results of operations or financial condition.

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

  The Company is a defendant in litigation that arose out of the rupture of Texas Eastern's natural gas pipeline in Edison, New Jersey, in March of 1994. The plaintiffs consist almost exclusively of the residents and family members of an apartment complex that was located within several hundred feet of the point of origin of the pipeline rupture. The plaintiff's claims include, but are not limited to, claims for property damage, personal injury, medical bills, lost income, loss of consortium, lost wages, living shelter, emotional injury, interruption of schooling, permanent disability, mental anguish, and attorney's fees and costs. The Defendants include Texas Eastern, Quality Materials, Inc., Tuboscope Pipeline Services, Inc. ("TPSI"), and current and prior landowners of land adjacent to the pipeline right-of-way. The current number of plaintiffs is approximately 1,800 individuals. These cases are globally addressed in Master Litigation No. L-614614-93; Nancy Kemps, et al.
v. Texas Eastern Transmission Corp., et al.; In the Superior Court of New Jersey, Law Division, Middlesex County. An additional action has been brought by a co-defendant, Civil Action No. 94-1644; Quality Materials, Inc. v. Texas Eastern Corp. and Texas Eastern Transmission Corp., In the United States District Court of New Jersey. Also, an adjacent land owner has filed a separate action styled L-0000Z-96 Edison Tyler Villages LLC. v. Texas Eastern Transmission Corp. in the Superior Court of New Jersey, Middlesex County, Law Division. A defense is being provided by the Company's insurance carrier subject to a reservation of rights letter. Management believes, based upon insurance and its rights against co-defendants, that these cases will not have a material adverse effect on the Company's results of operations or financial condition.

  The Company is a Defendant in litigation styled Artisan Corporation v. Optima Petroleum Corporation--Optima Petroleum Corporation and Dunhaven Energy Inc. vs. Artisan Corporation and Tuboscope Vetco Canada Inc. causes No. 9601-06975 and 9601-9867, Court of Queen's Bench of Alberta, Judicial District of Calgary. The plaintiffs allege breach of contract and negligence in connection with inspection of drill pipe in Canada in 1995 and seek damages in excess of 8 million Canadian Dollars. Management believes that, based upon insurance and its rights and defenses against co-parties that this case will not have a material adverse effect on the Company's results of operations or financial condition. This action is being vigorously contested.

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

  The Company is a defendant in litigation in the United States District Court for the Southern District of Texas, Houston Division, styled Derrick Manufacturing Corporation vs. Advanced Wirecloth, Inc., Environmental Procedures, Inc. dba SWECO Oilfield Services, Vincent D. Leone, and William S. Cagle; Civil Action No.942417 which is a consolidated action, having consolidated Civil Action No.95-3653 into that Civil Action. Plaintiff asserts a number of claims related to the Company's screen manufacturing and its solids control business including: (1) infringement of United States Patent No.4,575,421; (2) trademark infringement under 15 U.S.C. (S)1114, Section 32 of the Lanham Act;
(3) unfair competition under 15 U.S.C. (S)1125(a), Section 43(a) of the Lanham Act; (4) state common law unfair competition; and (5) violation of Texas' Anti-Dilution Act. Plaintiff has asked for an unspecified amount of damages arising from these claims as well as a permanent injunction, as asserted in the original action as well as claims including: (1) infringement of United States Patent No.5,417,859; (2) trademark infringement under 15 U.S.C.
(S)1114, Section 32 of the Lanham Act; (3) unfair competition under 15 U.S.C.
(S)1125(a), Section 43(a) of the Lanham Act; (4) state common law unfair competition; (5) false marking of Advanced's and SWECO's screens with U.S. Patent No.5,385,669 in violation of 35 U.S.C. (S)292(a); and (6) violation of Texas' Anti-Dilution Act. Plaintiff has asked for an unspecified amount of damages arising from these claims as well as for preliminary and permanent injunctions.

  All claims against defendant William S. Cagle have been dismissed. A separate case involving one of the same two patents asserted by Derrick against Advanced Wirecloth, but involving a different screen manufacturer as defendants, was tried to a jury before the same Judge in Derrick Manufacturing Corporation vs. Southwestern Wire Cloth, Inc., Southwestern Wire Cloth Oilfield Screens, Inc. and Robert E. Norman, Civil Action No.H-94-0135 in the United States District Court for the Southern District of Texas. The Judge entered a judgment as a matter of law that the patent in suit was procured by inequitable conduct and is unenforceable, notwithstanding a jury verdict against the defendant awarding the Plaintiff $4,000,000 in damages. The Southwestern case is now on appeal to the Court of Appeals for the Federal Circuit. If the district court's judgment is affirmed on appeal, the Company believes that it will have no exposure on the patent in the suit that was adjudicated and common to the Southwestern and Advanced Wirecloth cases, i.e., United States Patent No.4,575,421. In view of the appeal in the Derrick vs. Southwestern Wire Cloth case, all proceedings in the Advanced Wirecloth case have effectively been stayed pending the outcome of the Southwestern appeal. Notwithstanding the outcome of the Southwestern Wirecloth cases the Company believes it has strong defenses to all of Derrick's allegations and that based on these and certain indemnities from the Seller's in the SOFS-Drexel transaction, and insurance the result from this litigation will not have a material adverse effect on the Company's results of operations or financial condition. This action is being vigorously contested.

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

  No matters were submitted to a vote of stockholders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is reported on the New York Stock Exchange (NYSE) under the symbol "TBI". The Company's stock was previously reported on the Nasdaq Stock Market under the symbol "TUBO". The Company changed its common stock listing from the Nasdaq Stock Market to the New York Market on September 9, 1997. The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by Nasdaq or the NYSE:

                                                1997             1996
                                              ------------     -------------
                                              HIGH    LOW      HIGH     LOW
                                              ----    ----     ----     ----
1st Quarter.................................. $16 1/8 $11 1/2  $10 1/4  $ 5 7/8
2nd Quarter..................................  28 3/4  15 3/8   13 7/16   9 7/8
3rd Quarter..................................  31 3/8  18 3/4   15 7/8   10 5/16
4th Quarter..................................  36      17 7/16  16 1/2   13 1/2

  The closing price of the Company's common stock on February 5, 1998 was $22.69. The approximate number of stockholders of record on February 5, 1998 was 226.

  Holders of Tuboscope Common Stock are entitled to such dividends as may be declared from time to time by the Tuboscope Board of Directors out of funds legally available therefore. The Company has not declared or paid any dividends on its common stock since its inception and does not currently plan to declare or pay any dividends. The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock until all mandatory prepayments have been made from excess cash flow and the total funded debt to capital ratio is not greater than 40%. The Company's total funded debt to capital ratio (as defined under the agreement) was 42.5% at December 31, 1997. The Company was therefore prohibited from paying dividends under the terms of its Senior Credit Agreement at December 31, 1997.

ITEM 6. SELECTED FINANCIAL DATA

  The information below is presented in order to highlight significant trends in the Company's results from operations and financial condition. See Note 3 of the Notes to the Consolidated Financial Statements regarding the 1997 and 1996 acquisitions.

                                    YEARS ENDED DECEMBER 31,
                          --------------------------------------------------
                            1997     1996         1995      1994      1993
                          -------- --------     --------  --------  --------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                             DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenue.................. $525,231 $341,431     $190,015  $192,175  $183,340
Cost of sales............  362,251  243,854      138,367   140,462   137,188
Gross profit.............  162,980   97,577       51,648    51,713    46,152
Selling, general and
 administrative expense..   51,475   35,662       20,732    21,511    26,773
Research and engineering
 costs...................   10,580    6,595        3,456     3,154     3,678
Write-off of assets and
 restructure costs.......      --    76,601          --        --     13,256
                          -------- --------     --------  --------  --------
Operating profit (loss)..  100,925  (21,281)(1)   27,460    27,048     2,445(1)
Interest expense.........   14,456   13,414       12,328    12,190    10,595
Other (income) expense,
 net.....................    1,520      293          (73)      569     2,657
                          -------- --------     --------  --------  --------
Income (loss) before
 income taxes and
 extraordinary loss......   84,949  (34,988)      15,205    14,289   (10,807)
Provision (benefit) for
 income taxes............   31,845    8,238        6,386     6,001    (2,445)
Income (loss) before
 extraordinary loss......   53,104  (43,226)       8,819     8,288    (8,362)
Extraordinary loss, net
 of income tax...........      --    (6,373)         --       (764)   (4,497)
                          -------- --------     --------  --------  --------
Net income (loss)........   53,104  (49,599)       8,819     7,524   (12,859)
Dividends applicable to
 redeemable preferred
 stock...................      --       --           700       700       700
                          -------- --------     --------  --------  --------
Net income (loss)
 applicable to common
 stock................... $ 53,104 $(49,599)    $  8,119  $  6,824  $(13,559)
                          ======== ========     ========  ========  ========
Earnings (loss) per
 common share............ $   1.22 $  (1.35)    $    .44  $    .37  $   (.74)
                          ======== ========     ========  ========  ========
Earnings (loss) per
 common share assuming
 dilution................ $   1.14 $  (1.35)    $    .44  $    .37  $   (.74)
                          ======== ========     ========  ========  ========
OTHER DATA:
EBITDA(2)................ $125,515 $ 72,633     $ 42,570  $ 40,859  $ 27,262
Ratio of EBITDA to
 interest expense(3).....     8.7x     5.4x         3.5x      3.4x      2.6x
Ratio of earnings to
 fixed charges(4)........     6.8x     3.9x         2.2x      2.1x      1.2x
Depreciation and
 amortization............ $ 26,110 $ 17,606     $ 15,037  $ 14,380  $ 14,218
Capital expenditures..... $ 35,190 $ 18,681     $  7,645  $  7,549  $ 14,640
BALANCE SHEET DATA (END
 OF PERIOD):
Working capital.......... $ 81,294 $ 74,393     $ 44,623  $ 35,926  $  5,279
Total assets.............  686,167  505,165      306,679   317,027   310,108
Total debt...............  218,377  184,743      111,617   123,851   101,489
Preferred stock..........      --       --        10,175    10,175    10,175
Common stockholders'
 equity..................  300,033  218,902      121,441   113,424   105,256

--------
(1) The 1996 operating loss includes $63.1 million of charges for the write-off of certain assets, $11.3 million of Drexel transaction costs, and $2.2 million of charges for the write-off of Italian operations. Excluding these costs, operating profit in 1996 was $55.3 million. The 1993 operating profit includes restructuring charges of $13.3 million. Excluding these costs, operating profit in 1993 was $15.7 million.

(2) "EBITDA" means earnings before interest, taxes, depreciation, amortization, restructuring charges, write-off of long-lived assets, Drexel transaction costs, write-off of Italian operations and extraordinary items and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt.

(3) Ratio of EBITDA to interest expense represents an industry ratio that provides an investor with information as to the Company's current ability to meet its interest costs.

(4) For the purpose of this calculation, "earnings" consist of net income
    (loss) before income taxes, write-off of long-lived assets, Drexel transaction costs, write-off of Italian operations, restructuring charges, extraordinary items, and fixed charges. "Fixed charges" consist of interest expense and amortization of debt discount and related expenses believed by management to be representative of the interest factor thereon. Earnings were insufficient to cover fixed charges by $20.8 million in 1996 if the write-off of long-lived assets, Drexel transaction costs, and the write-off of Italian operations is included in earnings. Earnings were insufficient to cover fixed charges by $12.1 million in 1993 if restructuring charges are included in 1993 earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

 Drexel Merger and Other Significant Events

  The Company completed the Drexel Merger on April 24, 1996. The Drexel Merger represented the combination of the largest provider of oilfield-related inspection and coating services in the world with the world's leading provider of solids control equipment and services to the oil and natural gas industry and coiled tubing units and related pressure control equipment to oilfield service companies.

  The Drexel Merger, together with seven subsequent strategic acquisitions completed during 1996 and eleven additional strategic acquisitions completed during 1997, have significantly impacted the operating results, financial condition, liquidity, and direction of the Company. Excluding the Drexel Merger, the total consideration for the 1997 and 1996 acquisitions was $134.6 million consisting of net cash of $80.1 million, notes payable of $12.4 million, equity of $23.9 million, and accrued payments of $18.2 million. A summary of the 1997 and 1996 acquisitions is included in Note 3 to the 1997 Consolidated Financial Statements.

  The Company's strategic acquisitions following the Drexel Merger have accomplished the following goals:

* Provided the Company with a leading solids control equipment and services market position in Canada with its acquisitions of Wadeco Oilfield Services Ltd. ("Wadeco") and Polar Oilfield Services in 1996 and its acquisitions of Fisher Fluids Processing Inc. and the operating assets of Blackfire Oil Inc. in 1997.

* Established the Company as a leading provider of solids control equipment and services on the Louisiana Gulf Coast with its acquisition of Gauthier Brothers Rentals, Inc. ("Gauthier Brothers") in 1996, and expanded the Company's solids control product offerings with its acquisitions of the Solids Control Division of Nu-Tec, Inc., WMCO Instruments, Inc. and WMCO Equipment Inc. in 1997.

* Increased the Company's solids control sales and market share in Venezuela with its acquisition of substantially all the assets of Western Service and Supply, S.A.

* Increased the Company's worldwide pipeline inspection market share and achieved consolidation cost benefits and integrated technologies with its acquisition of Vetco Pipeline Services, Inc. ("Vetco Pipeline") in 1996.

* Increased the Company's manufacturing capabilities and further strengthened the Company's presence in the growing market for coiled tubing and wireline pressure control products with its acquisition of S.S.R. (International) Ltd. and Pressure Control Engineering Ltd. in 1996 and its acquisition of Tulsa Equipment Manufacturing Company, a manufacturer of pressure pumping equipment, in 1997.

* Established the Company as a leading manufacturer of high pressure fiber glass tubulars used in oil field applications through its acquisition of Fiber Glass Systems, Inc. ("FGS") in 1997.

* Expanded the Company's tubular services product offerings through the acquisitions of Gator Hawk, Inc., a leading provider of external hydrostatic pressure testing of tubular connections; Cut-Rite Tubular Services Ltd., a provider of inspection, repair and cleaning services in Canada; and the Tubular Inspection Division of Pro Serv AS, a provider of inspection services in Norway.

* Increased the Company's solids control centrifuge manufacturing and refurbishment capabilities with its acquisition of SouthWest Centrifuge, Inc.

* Enhanced the Company's solids control product line and entered the liner hanger market in the North Sea with its acquisition of the Enaco Plc ("ENACO") companies and certain operating assets owned by ENACO's shareholders.

  In addition to these acquisitions, the Company took the following actions in 1997 and 1996 to improve its overall profitability, financial condition, and liquidity:

* In connection with the Drexel Merger, the Company raised net equity of $29.1 million by executing the sale of 4.2 million shares of its Common Stock and warrants to purchase 2.533 million shares of Common

   Stock at $10 per share to a partnership affiliated with SCF Partners, LP. In addition, the Company converted 100,000 shares of Series A Convertible Preferred Stock into 1.5 million shares of Common Stock and warrants to purchase 1.25 million shares of Common Stock at an exercise price of $10 per share.

* The Company completed the consolidation of its solids control manufacturing operations to help improve profitability and efficiencies. In addition, the operating facilities of the Company and Drexel were consolidated in Texas, California, Argentina, Scotland, Colombia, and Singapore. Also, corporate overhead functions were consolidated in Houston, and the eastern hemisphere headquarters were consolidated in Aberdeen, Scotland.

* The Company consolidated the operations of recently acquired Vetco Pipeline with its existing pipeline services operations.

* The Company shut down or sold operations which were performing at less than satisfactory levels, including its U.S. tank inspection operation, and its oilfield inspection operations in Japan and Italy.

* The Company established a solids control market presence in Argentina and began screen manufacturing operations in Trinidad and Canada.

* The Company achieved significant technological advances in several products, including the delivery of five coiled tubing drilling units, the successful installation and operation of two Truscope(R) units (full body rotary ultrasonic inspection system) at major oil country tubular manufacturing facilities, and the commercial introduction of TruRes(R) unit (high-resolution pipeline inspection).

* In August 1996, the Company refinanced the Bank Credit Facility. The new agreement included a $130 million term loan facility, a $100 million revolving credit facility, and a $5 million swingline facility. The new facility has been used to retire debt outstanding under the previous senior credit agreement and the $75 million 10 3/4% Senior Subordinated Notes (the "10 3/4% Notes"), and to finance growth and acquisitions. At December 31, 1997, the Company had $16.5 million available for borrowing under its revolving credit facility.

* The Company consolidated its U.S. solids control manufacturing of centrifuges and screens into their own manufacturing locations to provide an increased focus on their processes.

* The Company expanded its fleet of pipeline inspection equipment and increased the high resolution market penetration with the introduction of TR1000(TM) tools.

 Operating Environment Overview and Pro Forma Discussion

  The Company's results depend, in large part, on the level of worldwide oil and gas drilling and production activity, the price of oil and gas, and worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

                                                            1997*  1996*  1995*
                                                            ------ ------ ------
Rig Activity:
  U.S......................................................    943    779    723
  Canada...................................................    374    271    231
  International............................................    810    805    757
                                                            ------ ------ ------
  Worldwide................................................  2,127  1,855  1,711
                                                            ====== ====== ======
U.S. Workover Rig Activity.................................  1,422  1,334  1,277
                                                            ====== ====== ======
West Texas Intermediate Crude (per barrel)................. $20.70 $22.01 $18.46
                                                            ====== ====== ======
Natural Gas Prices $/mtbu (per mbtu).......................  $2.40  $2.41  $1.47
                                                            ====== ====== ======

--------
* Averages for the years indicated. The source for rig activity information was Baker Hughes Incorporated ("BHI"), and the source for oil and gas prices was Spears and Associates.

  Worldwide drilling and U.S. workover activity improved during 1997. U.S., Canada, and international rig activity in 1997 increased 21%, 38%, and 1% over 1996 levels, while U.S. workover activity in 1997 was up 7% from 1996 levels. The price for West Texas Intermediate Crude declined 6% in 1997 compared to 1996, and 1997 natural gas prices were down slightly from 1996 levels. The overall improvement in market conditions created strong demand for the Company's products and services which, together with the 1997 and 1996 initiatives discussed above, resulted in improved operating results as shown in the Company's following actual and pro forma (giving effect to all 1996 and 1997 acquisitions) financial statements (in thousands, except per share amounts):

                                       1997              1996            1995
                                 ----------------- ------------------  --------
                                   PRO               PRO
                                  FORMA    ACTUAL   FORMA     ACTUAL    ACTUAL
                                 -------- -------- --------  --------  --------
                                   (1)               (1)
Revenue......................... $559,213 $525,231 $479,458  $341,431  $190,015
Net Income Before Write-Off of
 Assets, Merger Costs, and
 Extraordinary Charges.......... $ 55,145 $ 53,104 $ 32,244  $ 25,384  $  8,819
Net Income (Loss)............... $ 55,145 $ 53,104 $(42,731) $(49,599) $  8,819
Dilutive earnings Per Share
 Before Write-Off of Assets,
 Merger Costs, and Extraordinary
 Charges........................    $1.17    $1.14    $0.72     $0.69     $0.44
Dilutive earnings (Loss) Per
 Share..........................    $1.17    $1.14   $(0.96)   $(1.35)    $0.44

--------
(1) Pro forma information is unaudited and is presented as if the 1997 and 1996 acquisitions were made as of January 1, 1996. Such information should not be considered indicative of actual results that would have been achieved if the 1997 and 1996 acquisitions had been consummated on January 1, 1996.

  The $79.8 million (17%) increase in pro forma revenue for 1997 over 1996 was due to several factors including: improved overall market conditions as discussed above; significant growth in Latin American revenue and in revenue from solids control and pipeline operations; greater revenue from the Company's coiled tubing/pressure control products; and an increase in worldwide coating sales.

  The pro forma 1997 net income of $55.1 million was $22.9 million higher than the comparable amount in 1996 of $32.2 million (before write-off of assets, merger costs, and extraordinary item). This increase was due to revenue growth from greater activity levels as discussed in the results of operations.

  Subsequent to December 31, 1997, the average price of oil and gas has declined. This change in price has been caused by various concerns, including rising reported world oil inventories, the financial crisis in Asia, an increase in official production quotas, concerns that increased Iraq production might soon reenter the world market, and temperate weather conditions. Although oil prices have declined, the U.S. rig count (as reported by BHI) at January 23, 1998 was 996, up 6% over the average rig count for 1997. At the date of this report, the Company was not aware of any material spending cut-backs of its major customers, although lower oil prices for a prolonged period could result in some spending reductions, which could have a material adverse affect on the Company.

  During 1997 the Company generated approximately $31.8 million, or 6%, of its total revenue from Singapore, Malaysia, Indonesia, Thailand, Vietnam, Australia, Japan, and Korea. Most of the Company's customers in these countries are large, multinational oil companies with limited direct exposure to the current economic climate in Southeast Asia, and a significant portion of the Company's contracts are denominated in U.S. dollars. Management does not believe that the economic downturn in Southeast Asia will have a material direct adverse impact on the business of the Company, except to the extent that reduced hybrocarbon demand in the area may contribute to lower oil and gas prices and reduced oil and gas activity worldwide.

 1996 Write-off of Assets, Drexel Transaction Costs, and Extraordinary Charges

  During 1996 the Company incurred the following write-off of assets, Drexel transaction costs, and extraordinary charges:

* During the first quarter of 1996, the Company recorded a write-off of long-lived assets of $63.1 million. The write-off was due to the adoption of SFAS No. 121 and a decision by management to sell certain assets, primarily as a result of the Drexel Merger. See Note 2 of the Notes to the Consolidated Financial Statements.

* During the second quarter of 1996, the Company recorded $11.3 million of transaction costs associated with the Drexel Merger. Severance payments to former executive officers of the Company represented $6.5 million of the transaction costs. The remaining costs related mainly to the consolidation of eastern hemisphere headquarters and consolidation costs associated with personnel and facilities.

* During the fourth quarter of 1996, the Company decided to close its direct Italian operation, resulting in a write-off of assets of $2.2 million.

* During the fourth quarter of 1996, the Company recorded an after-tax extraordinary charge of $6.4 million related to the early retirement of its outstanding 10 3/4% Notes. See Note 6 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

 Year Ended December 31, 1997 vs Year Ended December 31, 1996

  Revenue. Revenue for the year ended December 31, 1997 was $525.2 million, an increase of $183.8 million, or 54%, over the $341.4 million of revenue in 1996. On a pro forma basis giving effect to only the Drexel acquisition, 1997 revenue was up $148.5 million, or 39%, over 1996 revenue. This increase was due to greater activity during 1997, the 1997 acquisitions and the full year effect of the 1996 acquisitions. Increases in internal growth revenue accounted for $78.1 million, or 53% of the $148.5 million increase in pro forma revenue, while the 1997 and 1996 acquisitions (excluding the Drexel Merger) increased pro forma revenue by $70.4 million, or 47%.

  Tubular Services, comprised of Inspection, Coating and Mill Systems and Sales, generated revenue of $225.0 million in 1997, an increase of $51.2 million, or 29%, over 1996 revenue of $173.8 million. Inspection operations grew 9.7% over the 1996 levels due primarily to the acquisitions of Gator Hawk, Cut-Rite, and the tubular inspection division of Pro Serv AS, and an increase in North American revenue, which resulted, in part, from a 25% increase in the average North American rig count. Tubular coating and corrosion control revenue in 1997 increased 60% from 1996 levels due mainly to the acquisition in March 1997 of FGS and a 31% increase in North American revenue as a result of higher activity levels. Mill Systems and Sales revenue was higher due to the sale of high speed ultrasonic equipment in the U.S. and the sale of equipment into the CIS during 1997.

  Solids Control Products and Services revenue was $155.4 million in 1997, an increase of $78.1 million, or 101%, over 1996 revenue of $77.3 million. The Drexel Merger added the rental and sale of solids control products to the Company's operations. The 1996 and 1997 acquisitions (excluding the Drexel Merger) accounted for a $24.0 million increase in solids control rental revenue. U.S. solids control rental operations increased 147% primarily due to the acquisition of Gauthier Brothers and growth in the Gulf Coast market. Canadian rental revenue grew 139% due primarily to the Wadeco acquisition in 1996, the acquisition of Fisher Fluids in August 1997, the acquisition of the operating assets of Blackfire Oil Inc. in August-September 1997 and general market growth as represented by the 38% increase in the Canadian average rig count in 1997. Latin American rental revenue increased 83% in 1997 over 1996 due primarily to the Company's operations in Venezuela, Mexico, and Colombia. Further growth in rental revenue occurred in Europe with the acquisition of ENACO and an increase in general activity. Solids control equipment sales in 1997 increased 69% over 1996 levels due primarily to increased U.S. and Latin American sales.

  Coiled Tubing and Pressure Control Products revenue was $83.4 million in 1997, an increase of $36.4 million, or 77%, over 1996 revenue of $47.0 million. This increase was due to (i) the full year impact of the

Drexel Merger, (ii) the 1997 acquisitions and the full year impact of the 1996 acquisitions (excluding the Drexel Merger), which collectively accounted for $13.7 million of the increase in revenue, and (iii) the growth in the sale of coiled tubing units and coiled tubing blowout preventors.

  Pipeline and Other Industrial Services revenue was $61.4 million, an increase of $18.1 million, or 42%, over 1996 revenue of $43.4 million. Pipeline revenue grew $14.1 million due to strong growth in the North American and Latin American markets, the acquisition of Vetco Pipeline and the successful introduction of "Tru Res" (high resolution pipeline inspection unit). In addition, Industrial Services increased $5.3 million over 1996 levels primarily due to improving operations in the Middle East.

  Gross Profit. Gross profit was $163.0 million, an increase of $65.4 million, or 67%, over 1996 profits of $97.6 million. This increase was primarily due to the Drexel Merger, the 1997 and 1996 acquisitions, and the growth in revenue discussed above.

  Selling, General, and Administrative Costs. Selling, general and administrative costs were $51.5 million in 1997, an increase of $15.8 million over 1996 costs of $35.7 million. This increase was due primarily to increased costs associated with the 1997 acquisitions and the full year effect of 1996 acquisitions.

  Research and Engineering Costs. 1997 research and engineering costs were $10.6 million, an increase of $4.0 million over the 1996 costs of $6.6 million. The majority of these costs were related to solids control innovations associated with screens, shakers, and centrifuges, the Company's "Tru Res(R)" high resolution pipeline tools, and continuing efforts related to product and service development in Tubular Services and Coiled Tubing technology. The increase in costs was due primarily to research and engineering projects associated with Drexel operations and the various acquisitions in 1997 and 1996, and the Company's efforts to increase its technological development.

  Write-off of Long-Lived Assets. The first quarter 1996 write-off of long-lived assets of $63.1 million included (i) a writedown of $50.8 million associated with the Company's adoption of SFAS No. 121 and (ii) a decision by management to sell certain assets following the Drexel Merger, which resulted in additional write-downs of approximately $12.3 million. See additional discussions in Note 2 of the Notes to the Consolidated Financial Statements.

  Drexel Transaction Costs. The $11.3 million of Drexel transaction costs incurred in 1996 included executive severance costs of $6.5 million associated with former officers of the Company and consolidation costs of $4.8 million related to Tuboscope personnel and facilities. The consolidation costs were related mainly to the consolidation of overhead facilities and personnel in Europe and the consolidation of certain operating locations in North America.

  Write-off of Italian Operations. The $2.2 million write-off of Italian operations was due to a decision by the Company in December 1996 to exit direct operations of its inspection business in Italy. In November 1996, the Italian operations were placed in liquidation, and in February 1997 the operations were officially shut down. The Italian operations contributed approximately $2.5 million of revenue in 1996 with break-even profit results.

  Operating Profit (Loss). Operating profit was $100.9 million, an increase of $45.6 million, or 82%, over 1996 profits of $55.3 million (excluding write-off of long-lived assets, Drexel transaction costs, and the write-off of Italian operations, as discussed above). Including these charges, operating profits for 1997 were $100.9 million compared to a 1996 operating loss of $21.3 million. This improvement in operating profit was due to the increase in operations related to increased activity levels and market share gains, consolidation savings, minor price increases, and the effect of the 1997 acquisitions and the full year results of the 1996 acquisitions.

  Interest Expense. Interest expense was $14.5 million, an increase of $1.0 million over 1996 interest expense of $13.4 million. This increase was due to an increase in debt resulting primarily from the 1996 and 1997 acquisitions. The increase was partially offset by a lower effective interest rate resulting from the Company's retirement in the fourth quarter of 1996 of its 10 3/4% Notes from proceeds of the Company's Senior Term Loan Facility. In addition, the Company entered into four interest rate swap transactions in 1996 which effectively hedged $90 million of the Company's variable interest rate debt (see detailed discussion in Note 6 to the 1997 Consolidated Financial Statements). Also in May 1997, the Company purchased a $40 million collar agreement which provides protection if interest rates rise above 7.77%.

  Other Expense (Income). Other expense, which includes interest income, foreign exchange, minority interest, and other expense (net), resulted in a net expense of $1.5 million, an increase of $1.2 million from 1996 net expense of $.3 million. This increase was primarily related to a slight foreign exchange expense in 1997 as compared to foreign exchange gains in 1996.

  Provision for Income Taxes. The Company's effective tax rate for 1997 was 37.5%. This rate is higher than the domestic rate of 35% due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

  Net Income (Loss). Net income was $53.1 million in 1997, an improvement over the 1996 net loss of $49.6 million. This improvement was due to the factors discussed above.

 Year Ended December 31, 1996 vs Year Ended December 31, 1995

  Revenue. Revenue was $341.4 million for the fiscal year ended December 31, 1996, an increase of $151.4 million over 1995 results. The increase was primarily related to the seven acquisitions the Company completed during 1996. The Drexel Merger, which was completed April 1, 1996, accounted for $107.5 million of the increase.

  Revenue from the Company's Tubular Services, comprised of Inspection, Coating, and Mill Systems and Sales, was approximately $173.8 million in 1996, an increase of $20.1 million, or 13.1%, over 1995 results. Inspection revenue increased in 1996 due to an increase in Latin American inspection operations, which benefitted from the acquisition of an Argentina operation in September 1995 and a large contract in Colombia awarded in the fourth quarter of 1995. In addition, Europe and North America Inspection operations increased as rig activity increased slightly in both areas. Coating revenue also increased as a result of improved volume at all of the Company's North America Coating plants and stronger operations at the Scotland and Singapore Coating plants. Mill Systems and Sales revenue was down due to lower international Mill equipment sales.

  The Drexel Merger added the rental and sale of Solids Control equipment to the Company's operations. In addition, the Company completed the acquisition of Wadeco effective May 1, 1996. Solids Control operations, which includes the rental and sale of equipment used in the removal of rock cuttings and other solid contaminants from the fluids used in drilling operations, earned revenue of $77.3 million since the effective date of the Drexel Merger and the effective dates of other Solids Control acquisitions made in 1996. On a pro forma basis, Solids Control revenue was up $13.0 million in 1996 over 1995 due to increased activity in Latin America, specifically Venezuela and Argentina, and greater revenue from North America rental operations.

  Coiled Tubing and Pressure Control Products, which were also acquired as part of the Drexel Merger, contributed revenue of $47.0 million since the effective date of the Drexel Merger and the acquisition of S.S.R. (International) Ltd. and Pressure Control Engineering (SSR/PCE), in September 1996. Coiled Tubing Products included the sale of coiled tubing units, wireline units, downhole tools and blowout preventors used in oilfield workover, drilling and production operations. On a pro forma basis, Coiled Tubing and Pressure Control Products revenue was up $10.5 million, due mainly to an increase in Coiled Tubing sales in the North Sea and Norway, and the sale of coiled tubing drilling units.

  Pipeline and Other Industrial Services revenue was $43.4 million in 1996, an increase of $7.0 million over 1995 results. The improvement was primarily in international pipeline operations as a result of greater revenue in Saudi Arabia, Nigeria, and Argentina, and revenue from Vetco Pipeline, which was acquired in September 1996. These results were offset to some extent by lower Industrial Inspection revenue in the Middle East and the sale of the Company's CTI Tank Inspection operation.

  Gross Profit. Gross profit was approximately $97.6 million (28.6% of revenue) for 1996, compared to $51.6 million (27.2% of revenue) for 1995. Drexel and Wadeco operations accounted for the majority of the 1996 improvement ($37.8 million of $46.0 million). Improved gross profit percentages for 1996 benefited from greater revenue in high profit margin product lines, including Pipeline, Coating, and Solids Control, and from lower depreciation and amortization expense associated with the write-off of long-lived assets in the first quarter of 1996.

  Selling, General, and Administrative Costs. Selling, general, and administrative costs were $35.7 million in 1996, compared to $20.7 million in 1995. The $15.0 million increase was due primarily to $16.3 million of overhead costs associated with the operations of Drexel, Wadeco, SSR/PCE, and Vetco Pipeline since the effective dates of their acquisitions.

  Research and Engineering Costs. Research and engineering costs were $6.6 million in 1996, compared to $3.5 million in 1995. The increase was primarily due to engineering costs associated with Drexel operations, which were $2.7 million since the effective date of the acquisition. Other increases were due primarily to costs associated with the Company's TruRes(R) "High Resolution" pipeline tools.

  Write-off of Long-Lived Assets. The first quarter 1996 write-off of long-lived assets of $63.1 million included a writedown of $50.8 million associated with the Company's adoption of SFAS No. 121 and a decision by management to sell certain assets, primarily as a result of the Drexel Merger, which resulted in additional write-downs of approximately $12.3 million.

  Drexel Transaction Costs. The $11.3 million of Drexel transaction costs incurred in 1996 included executive severance costs of $6.5 million associated with former officers of the Company and consolidation costs of $4.8 million related to Tuboscope personnel and facilities. The consolidation costs were related mainly to the consolidation of overhead facilities and personnel in Europe and the consolidation of certain operating locations in North America.

  Write-off of Italian operations. The $2.2 million write-off of Italian operations was due to a decision by the Company in December 1996 to exit direct operations of its inspection business in Italy. In November 1996, the Italian operations were placed in liquidation, and in February 1997 the operations were officially closed. The Italian operations contributed approximately $2.5 million of revenue in 1996 with break-even profit results.

  Operating Profit (Loss). Operating loss was $21.3 million for 1996 compared to operating profit of $27.5 million in 1995. The operating loss was due to the write-off of long-lived assets, Drexel transaction costs, and the write-off of Italian operations, as discussed above. Excluding these charges, operating profit would have been $55.3 million in 1996, an increase of $27.8 million over 1995 results. The improvement was mainly due to the operating profit contributed by the Drexel operations since the merger date. In addition, the acquisitions of Wadeco, SSR/PCE, and Vetco Pipeline also contributed to the increase in operating profit, as well as stronger operations from Coating, Pipeline, and Latin American Inspection operations and the decrease in depreciation and amortization expense resulting from the first quarter 1996 write-off of long-lived assets.

  Interest Expense. Interest expense was $13.4 million in 1996, a $1.1 million increase over 1995. The increase was due to greater outstanding debt balances as a result of the acquisitions, offset to some extent by lower effective interest rates on outstanding debt balances.

  Other Expense (Income). Other expense (income), which includes interest income, foreign exchange, amortization of debt financing cost, minority interest, and other expense (income) resulted in a net gain of

$293,000 in 1996, compared to a net gain of $73,000 in 1995. The 1996 gain was due to foreign exchange gains recognized primarily in the U.K. related to an increase in the pound sterling compared to the U.S. dollar.

  Provision (Benefit) for Income Taxes. The Company reported a provision of $8.2 million on a pre-tax loss of $35 million. The provision is primarily a result of charges not allowable under domestic and foreign jurisdictions related to the long-lived assets and Drexel transaction costs, goodwill amortization and foreign earnings subject to tax at rates differing from the domestic rate.

  The Company has, as of December 31, 1996, gross deferred tax assets of $10.2 million, which includes $3.3 million attributable to domestic and foreign net operating loss carryovers. The Company has recorded a valuation allowance of $1.2 million against these deferred tax assets. The Company believes that sufficient sources of taxable income will occur in future periods so that the net deferred tax assets will be realized.

  Extraordinary Loss, Net of Income Tax Benefit. In the fourth quarter of 1996, the Company retired its outstanding $75 million 10 3/4% Notes with the proceeds from its Bank Credit Facility. The early retirement of the 10 3/4% Notes resulted in an extraordinary loss of $6.4 million (net of income tax benefits of $3.4 million). See Note 7 of the Notes to the Consolidated Financial Statements.

  Net Income (Loss). Net loss was $49.6 million for 1996, compared to net income of $8.8 million in 1995, due to the factors discussed above.

FINANCIAL CONDITION AND LIQUIDITY

  For the twelve months ended December 31, 1997, the Company generated $46.3 million of cash from operations as compared to $10.6 million in 1996. Excluding changes in working capital accounts and other liabilities, cash provided by operating activities was $89.9 million in 1997 compared to $29.1 million in 1996. The 1996 results included the transaction costs associated with the Drexel Merger and an extraordinary loss due to the early retirement of the 10 3/4% Notes. The Company's principal uses of cash generated from operations were for capital expenditures, acquisitions, and debt payments. At December 31, 1997, working capital was $81.3 million, an increase of $6.9 million from December 31, 1996. This increase was due primarily to the 1997 acquisitions, larger manufacturing operations, and a greater revenue base. Accounts receivable increased $48.0 million as a result of the 1997 acquisitions and internal revenue growth. Total days sales outstanding based on accounts trade receivable was 82.7 days and 82.3 days at December 31, 1997 and 1996, respectively. Inventory was up $31.1 million due to increased manufacturing at the Company's Conroe, Ft. Worth, Houston and UK facilities to meet the industry demand for the Company's products, coupled with inventories associated with 1997 acquisitions. Accounts payable and accrued liabilities increased mainly as a result of 1997 acquisitions and an increase in trade payables due to the growth in operations. The current portion of long-term debt increased due to the terms of the Bank Credit Facility and debt associated with 1997 acquisitions.

  For the twelve months ended December 31, 1997, cash flows used for investing activities were $73.0 million compared to $60.5 million in 1996. During 1997, cash flows used for investing activities included $35.2 million of capital spending and $36.9 million for 1997 acquisitions. Capital expenditures for 1997 were concentrated primarily in the fast growing Latin American, Canadian, and Gulf Coast markets for solids control, oilfield inspection equipment and pipeline operations. The Company anticipates that it will continue to invest in its products and expects to fund its capital expenditure requirements in 1998 principally from cash generated from operations and its revolving credit line.

  For the twelve months ended December 31, 1997, net cash generated from financing activities was $29.0 million compared to $50.5 million in 1996. The 1997 cash generated from financing activities was principally from net borrowings under the Company's Senior Credit Agreement and net proceeds from the sale of the Company's Common Stock.

  Current and long-term debt was $218.4 million at December 31, 1997, an increase of $33.6 million compared to December 31, 1996. This increase was due mainly to borrowings on the revolving credit facility and debt assumed in the 1996 and 1997 acquisitions. The Company's outstanding debt at December 31, 1997 consisted of $115.3 million of term loans due under the Company's Bank Credit Facility, $79.0 million due under the Company's revolving credit facility, $5.0 million of convertible notes related to the acquisition of Gauthier Brothers, $4.2 million of debt assumed in the FGS acquisition, $2.5 million due under the Company's swingline facility, and other debt of $12.4 million.

  The Company had $16.5 million available for borrowing at December 31, 1997 under a $100 million revolving credit facility and $1.3 million available under its $5 million swingline facility, subject to certain financial covenants which limit total borrowing availability. Approximately $4.5 million of this revolving credit facility was used for outstanding letters of credit.

  The Company's Bank Credit Facility restricts the Company from paying dividends on its capital stock unless the total funded debt to capital ratio is less than 40%. The Company's total funded debt to capital ratio (calculated as defined under the agreement) was 42.5% at December 31, 1997, 4.3 percentage points lower than the December 31, 1996 ratio.

  See discussion of the Company's risk factors and foreign operations in Note 1 and Note 11 of the Notes to the Consolidated Financial Statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

  This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below.

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

  The willingness of oil and gas operators to make capital expenditures for the exploration and production of oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including the prevailing and expected market prices for oil and natural gas. Such prices are impacted by, among other factors, the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to maintain price stability through voluntary production limits, the level of production of non-OPEC countries, worldwide demand for oil and gas, general economic and political conditions, costs of exploration and production, availability of new leases and concessions, and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations. No assurance can be given as to the level of future oil and gas industry activity or demand for the Company's services and products.

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

  The Company's inspection and coating services routinely involve the handling of waste materials, some of which may be considered to be hazardous wastes. The Company is subject to numerous local, state and federal laws and regulations concerning the containment and disposal of hazardous materials, pursuant to which the Company has been required to incur compliance and clean-up costs. Compliance with environmental laws and regulations due to currently unknown circumstances or developments, however, could result in substantial costs and have a material adverse effect on the Company's results of operations and financial condition.

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

YEAR 2000

  The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is implementing its plan to resolve the issue. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

PENDING ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) which establishes standards for the way that public companies report information about operating segments in both annual and interim financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 retroactively in 1998. The adoption of SFAS No. 131 will not affect the Company's results of operations or financial position, but will increase the Company's disclosure of segment information.

  In June 1997, the FASB also issued SFAS No. 130, "Reporting Comprehensive Income" which establishes new rules for the reporting and display of comprehensive income. Adoption of SFAS No. 130 will have no impact on the Company's net income or financial position. SFAS No. 130 would require the Company's foreign currency translation adjustments, which are currently reported in stockholders' equity, to be added to net income to determine total comprehensive income. Disclosure of total comprehensive income is also required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company and subsidiaries required to be included in this Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is hereby incorporated herein by reference the information appearing under the captions "Proposal 1--"Election of Directors" and "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  There is hereby incorporated herein by reference the information appearing under the captions "Executive Compensation" of the registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Commission on or before April 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Certain Holders Thereof" of the registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Commission on or before April 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Commission on or before April 30, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements of the Company

                                                                          PAGE
                                                                        --------
Report of Independent Auditors........................................       F-1
Consolidated Balance Sheets at December 31, 1997 and 1996.............       F-2
Consolidated Statements of Operations for the years ended December 31,
 1997, 1996, and 1995.................................................       F-3
Consolidated Statements of Common Stockholders' Equity and Redeemable
 Preferred Stock for the years ended December 31, 1997, 1996, and
 1995.................................................................       F-4
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996, and 1995.................................................       F-5
Notes to Consolidated Financial Statements............................  F-6-F-21

2. Financial Statement Schedules:

  The information under the following captions is filed as part of this
Report:

                                                                            PAGE
                                                                            ----
Schedule I Parent Company Only Condensed Balance Sheets.................... S-1
Schedule I Parent Company Only Condensed Statements of Operations.......... S-2
Schedule I Parent Company Only Condensed Statements of Cash Flows.......... S-3
Schedule I Parent Company Only Notes to Condensed Financial Statements..... S-4
Schedule II Valuation and Qualifying Accounts.............................. S-5

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

3. The list of exhibits contained in the Index to Exhibits are filed as part of this Report--Page 32.

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed the fourth quarter of 1997.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                           DESCRIPTION                          NOTE NO.
 -------                         -----------                          ---------
  2(a)   Agreement and Plan of Merger, dated as of January 3, 1996,   (Note 12)
         among Tuboscope Vetco International Corporation, Grow
         Acquisition Limited and D.O.S. Ltd.
  2(b)   Share Purchase Agreement dated as of May 31, 1996 between    (Note 15)
         TVI Wadeco Inc., J & S Hokanson Investments Ltd., John
         Hokanson, Douglass Bell, Robert Russell, Richard
         Rutherford and Wadeco Oilfield Services Ltd.
  2(c)   Stock Purchase and Sale Agreement dated as of September 6,   (Note 16)
         1996 by and among Tuboscope Pipeline Services, Inc., Vetco
         Pipeline Services, Inc., Rauma USA, Inc. and Rauma
         Corporation
  2(d)   Addendum No. 1 to Stock Purchase and Sale Agreement dated    (Note 16)
         as of September 20, 1996 by and among Tuboscope Pipeline
         Services, Inc., Vetco Pipeline Services, Inc., Rauma USA,
         Inc. and Rauma Corporation
  2(e)   Addendum No. 2 to Stock Purchase and Sale Agreement dated    (Note 16)
         as of September 20, 1996 by and among Tuboscope Pipeline
         Services, Inc., Vetco Pipeline Services, Inc., Rauma USA,
         Inc. and Rauma Corporation
  3(a)   Restated Certificate of Incorporation, dated March 12,       (Note 7)
         1990.
  3(b)   Amended and Restated Bylaws.                                 (Note 2)
  3(c)   Certificate of Designation of Series A Convertible           (Note 3)
         Preferred Stock, dated October 22, 1991.
  3(d)   Certificate of Amendment to Restated Certificate of          (Note 10)
         Incorporation dated May 12, 1992.
  3(e)   Certificate of Amendment to Restated Certificate of          (Note 11)
         Incorporation dated May 10, 1994.
  3(f)   Certificate of Amendment to Restated Certificate of          (Note 21)
         Incorporation dated April 24, 1996
  3(g)   Certificate of Amendment to Restated Certificate of          (Note 22)
         Incorporation dated June 3, 1997
  4(a)   Stockholders' Agreement, dated May 13, 1988, between the     (Note 1)
         Company, Brentwood, Hub, the Management Investors, the
         Other Investors, and the Institutional Investors,
         including the Common Stock Registration Rights Agreement
         attached thereto as Exhibit A.
  4(b)   Indenture (including the form of Note), dated as of April    (Note 4)
         1, 1993, among Tuboscope Vetco International Inc., the
         Company and Norwest Bank Minnesota, National Association,
         as Trustee, regarding the 10 3/4% Senior Subordinated
         Notes due 2003 of Tuboscope Vetco International Inc.
  4(c)   Supplemental Indenture dated as of December 18, 1996,        (Note 19)
         among Tuboscope Vetco International Inc., the Company and
         Norwest Bank Minnesota, National Association, as Trustee,
         regarding the 10 3/4% Senior Subordinated Notes due 2003
         of Tuboscope Vetco International Inc.
  4(d)   Various documentation relating to $1,000,000 Alaska
         Industrial Revenue Bond financing. (Not filed herewith
         pursuant to Item 601(b)(4)(iii) of Regulation S-K. The
         Company hereby agrees to furnish copies of relevant
         documentation to the Securities and Exchange Commission
         upon request).
  4(e)   Various documentation relating to $1,000,000 Wyoming
         Industrial Revenue Bond financing. (Not filed herewith
         pursuant to Item 601(b)(4)(iii) of Regulation S-K. The
         Company hereby agrees to furnish copies of relevant
         documentation to the Securities and Exchange Commission
         upon request).
  4(f)   Various promissory notes in the aggregate principal amount of $4,000,000 relating to the acquisition of Sound Optics
         Systems, Inc., dba South Optical Systems, Inc. (Not filed
         herewith pursuant to Item 601(b)(4)(iii) of Regulation S-
         K. The Company hereby agrees to furnish copies of the
         relevant documentation to the Securities and Exchange
         Commission upon request).

 EXHIBIT
   NO.                           DESCRIPTION                          NOTE NO.
 -------                         -----------                          ---------
   4(g)  Secured Credit Agreement, dated August 2, 1996, between      (Note 14)
         Tuboscope Vetco International Inc., and Drexel Holdings,
         Inc., and The Chase Manhattan Bank, N.A., ABN Amro Bank
         N.V., Houston Agency, and the other Lenders Party Hereto,
         and ABN Amro Bank N.V., Houston Agency as Administrative
         Agent.
  10(a)  Savings Investment Plan, dated May 13, 1988, as amended by   (Note 1)
         First Amendment to Savings Investment Plan.
  10(b)  Second, Third and Fourth Amendments to Savings Investment    (Note 4)
         Plan.
  10(c)  Fifth, Sixth and Seventh Amendments to Savings Investment    (Note 8)
         Plan.
  10(d)  Supplementary Agreement Fixed Rental Scheme, dated May 19,   (Note 1)
         1989, between Jurong Town Corporation and AMF Far East
         Pte. Ltd.
  10(e)  Description of Life Insurance Plan.                          (Note 1)
  10(f)  Amended and Restated Stock Option Plan for Key Employees     (Note 5)
         of Tuboscope Vetco International Corporation.
  10(g)  Form of Revised Incentive Stock Option Agreement.            (Note 5)
  10(h)  Form of Revised Non-Qualified Stock Option Agreement.        (Note 5)
  10(i)  Stock Option Plan for Non-Employee Directors of Tuboscope    (Note 6)
         Vetco International Corporation.
  10(j)  Amendment to Stock Option Plan for Non-Employee Directors    (Note 6)
         of Tuboscope Vetco International Corporation.
  10(k)  Form of Non-Qualified Stock Option Agreement.                (Note 6)
  10(l)  Employee Qualified Stock Purchase Plan.                      (Note 8)
  10(m)  Purchase Agreement, dated as of September 30, 1991,          (Note 3)
         between the Company and BHI relating to the Vetco Services
         Acquisition.
  10(o)  Technology Transfer Agreement, dated as of October 29,       (Note 3)
         1991, between Tuboscope Inc. and BHI.
  10(p)  Lease Agreement with respect to Celle, Germany facility.     (Note 3)
  10(q)  Building Agreement for Land at Jurong, dated May 5, 1983,    (Note 3)
         between Jurong Town Corporation and Vetco International,
         Inc.
  10(r)  Lease between J.G.B. Properties Limited and Vetco            (Note 3)
         Inspection GmbH.
  10(s)  Eighth and Ninth Amendment to Savings Investment Plan.       (Note 9)
  10(t)  Subscription Agreement, dated as of January 3, 1996, by      (Note 12)
         and between Tuboscope Vetco International Corporation and
         SCF-III, L.P.
  10(u)  Exchange Agreement, dated as of January 3, 1996, among       (Note 13)
         Tuboscope Vetco International Corporation and Baker Hughes
         Incorporated.
  10(v)  Voting Agreement, dated as of January 3, 1996, among         (Note 12)
         Tuboscope Vetco International Corporation, D.O.S. Ltd.,
         D.O.S. Partners, L.P., Panmell (Holdings), Ltd. And Zink
         Industries Limited.
  10(w)  Voting Agreement, dated as of January 3, 1996, among         (Note 12)
         D.O.S. Ltd., Brentwood Associates IV, L.P. and Baker
         Hughes Incorporated.
  10(x)  Form of Amended and Restated Executive Agreement.            (Note 13)
  10(y)  Master Lease Agreement, dated December 18, 1995, between     (Note 13)
         the Company and Heller Financial Leasing, Inc.
  10(z)  1996 Equity Participation Plan.                              (Note 17)
 10(aa)  D.O.S. Ltd. 1993 Stock Option Plan.                          (Note 18)
 10(bb)  Agreement and Plan of Merger dated as of March 7, 1997 by    (Note 20)
         and among Tuboscope Vetco International Corporation, FGS
         Acquisition Corp. and Fiber Glass Systems Inc.

 EXHIBIT
   NO.            DESCRIPTION            NOTE NO.
 -------          -----------           ----------
   21    Subsidiaries                   Exhibit 21
   23    Consent of Ernst & Young LLP   Exhibit 23
   27    Financial Data.                Exhibit 27

--------
Note 1 Previously filed by the Registrant in Registration No. 33-31102 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

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

                                          TUBOSCOPE INC.

                                                    /s/ L. E. Simmons
                                          By:__________________________________
                                                      L. E. Simmons
                                                  Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                      TITLE                   DATE
              ---------                      -----                   ----
    /s/    L.E. Simmons              Chairman of the          February 5, 1998
-----------------------------------   Board
           L.E. Simmons

    /s/  John F. Lauletta            Director, President      February 5, 1998
-----------------------------------   and Chief Executive
         John F. Lauletta             Officer (Principal
                                      Executive Officer)

    /s/  Joseph C. Winkler           Executive Vice           February 5, 1998
-----------------------------------   President, Chief
         Joseph C. Winkler            Financial Officer and
                                      Treasurer (Principal
                                      Financial and
                                      Accounting Officer)

    /s/ Martin I. Greenberg          Vice President,          February 5, 1998
-----------------------------------   Controller,
        Martin I. Greenberg           Assistant Treasurer
                                      and Assistant
                                      Secretary

    /s/   Jerome R. Baier            Director                 February 5, 1998
-----------------------------------
          Jerome R. Baier

    /s/   Eric L. Mattson            Director                 February 5, 1998
-----------------------------------
          Eric L. Mattson

    /s/   Martin R. Reid             Director                 February 5, 1998
-----------------------------------
          Martin R. Reid

    /s/ Douglas E. Swanson           Director                 February 5, 1998
-----------------------------------
        Douglas E. Swanson

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
 Tuboscope Inc.

  We have audited the accompanying consolidated balance sheets of Tuboscope Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, common stockholders' equity and redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuboscope Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1996.

                                          ERNST & YOUNG LLP

Houston, Texas
February 4, 1998

                                 TUBOSCOPE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31, DECEMBER 31,
                       ASSETS                             1997         1996
                       ------                         ------------ ------------
                                                           (IN THOUSANDS)
Current assets:
  Cash and cash equivalents..........................   $ 12,593     $ 10,407
  Accounts receivable, net...........................    144,067       96,083
  Inventory, net.....................................     78,317       47,170
  Deferred income taxes..............................        984          776
  Prepaid expenses and other.........................     11,755       11,797
                                                        --------     --------
    Total current assets.............................    247,716      166,233
                                                        --------     --------
Property and equipment:
  Land, buildings and leasehold improvements.........     79,581       73,499
  Operating equipment and equipment leased to
   customers.........................................    208,052      167,440
  Accumulated depreciation and amortization..........    (77,072)     (59,559)
                                                        --------     --------
    Net property and equipment.......................    210,561      181,380
Identified intangibles, net..........................     23,315       22,583
Goodwill, net........................................    202,301      132,125
Other assets, net....................................      2,274        2,844
                                                        --------     --------
    Total assets.....................................   $686,167     $505,165
                                                        ========     ========
               LIABILITIES AND EQUITY
               ----------------------
Current liabilities:
  Accounts payable...................................   $ 43,350     $ 28,896
  Accrued liabilities................................     76,596       41,554
  Income taxes payable...............................     15,902        4,876
  Current portion of long-term debt and short-term
   borrowings........................................     30,574       16,514
                                                        --------     --------
    Total current liabilities........................    166,422       91,840
Long-term debt.......................................    187,803      168,229
Pension liabilities..................................      8,916        9,846
Deferred taxes payable...............................     22,239       15,364
Other liabilities....................................        754          984
                                                        --------     --------
    Total liabilities................................    386,134      286,263
                                                        --------     --------
Common stockholders' equity:
Common stock, $.01 par value, 60,000,000 shares au-
 thorized, 44,235,591 shares issued and outstanding
 (41,612,495 at December 31, 1996)...................        442          416
  Paid-in capital....................................    294,402      261,932
  Retained earnings (deficit)........................     10,155      (42,949)
  Cumulative translation adjustment..................     (4,966)        (497)
                                                        --------     --------
    Total common stockholders' equity................    300,033      218,902
                                                        --------     --------
    Total liabilities and equity.....................   $686,167     $505,165
                                                        ========     ========

                            See accompanying notes.

                                 TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
                                            (IN THOUSANDS, EXCEPT FOR SHARE
                                                  AND PER SHARE DATA)
Revenue:
  Sale of services and rental of equipment. $  335,339  $  248,415  $  182,171
  Sale of products.........................    189,892      93,016       7,844
                                            ----------  ----------  ----------
                                               525,231     341,431     190,015
                                            ----------  ----------  ----------
Costs and expenses:
  Cost of services sold and rental of
   equipment...............................    236,510     183,101     132,799
  Cost of products sold....................    120,460      58,127       4,258
  Amortization of goodwill.................      5,281       2,626       1,310
  Selling, general and administrative......     51,475      35,662      20,732
  Research and engineering costs...........     10,580       6,595       3,456
  Write-off of long-lived assets...........         --      63,061          --
  Drexel transaction costs.................         --      11,306          --
  Write-off of Italian operations..........         --       2,234          --
                                            ----------  ----------  ----------
                                               424,306     362,712     162,555
                                            ----------  ----------  ----------
Operating profit (loss)....................    100,925     (21,281)     27,460
Other expense (income):
  Interest expense.........................     14,456      13,414      12,328
  Interest income..........................       (331)       (470)       (210)
  Foreign exchange (gains) losses..........         69      (1,221)       (440)
  Minority interest........................        629         741         652
  Other, net...............................      1,153       1,243         (75)
                                            ----------  ----------  ----------
Income (loss) before income taxes and
 extraordinary loss........................     84,949     (34,988)     15,205
Provision for income taxes.................     31,845       8,238       6,386
                                            ----------  ----------  ----------
Income (loss) before extraordinary loss....     53,104     (43,226)      8,819
Extraordinary loss, net of income tax
 benefits of $3,431,000 in 1996............         --      (6,373)         --
                                            ----------  ----------  ----------
Net income (loss)..........................     53,104     (49,599)      8,819
Dividends applicable to preferred stock....         --          --         700
                                            ----------  ----------  ----------
Net income (loss) applicable to common
 stock..................................... $   53,104  $  (49,599) $    8,119
                                            ==========  ==========  ==========
Basic earnings (loss) per common share:
  Income (loss) before extraordinary item.. $     1.22  $    (1.17) $     0.44
  Extraordinary loss.......................         --        (.17)         --
                                            ----------  ----------  ----------
  Net income (loss) per common share....... $     1.22  $    (1.35) $     0.44
                                            ==========  ==========  ==========
Dilutive earnings (loss) per common share:
  Income (loss) before extraordinary item.. $     1.14  $    (1.17) $     0.44
  Extraordinary loss.......................         --        (.17)         --
                                            ----------  ----------  ----------
  Net income (loss) per common share-
   assuming dilution....................... $     1.14  $    (1.35) $     0.44
                                            ==========  ==========  ==========
Weighted average number of common shares
 outstanding:
  Basic.................................... 43,575,458  36,809,126  18,530,338
                                            ==========  ==========  ==========
  Dilutive................................. 46,946,432  36,809,126  18,530,338
                                            ==========  ==========  ==========

                            See accompanying notes.

                                 TUBOSCOPE INC.

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                         AND REDEEMABLE PREFERRED STOCK

                               COMMON
                               STOCK           RETAINED   CUMULATIVE  REDEEMABLE
                                $.01  PAID-IN  EARNINGS   TRANSLATION PREFERRED
                                PAR   CAPITAL  (DEFICIT)  ADJUSTMENT    STOCK
                               ------ -------- ---------  ----------- ----------
                                                (IN THOUSANDS)
Balance, December 31, 1994....  $184  $115,982 $ (1,469)    $(1,273)   $ 10,175
  Common stock issued, 71,171
   shares at an average price
   of $5.59 per share.........     1       397       --          --          --
  Dividends paid during 1995
   ($5.25 per share for Series
   A Convertible Preferred
   Stock), net of December 31,
   1994 accrual...............    --        --     (525)         --        (175)
  Dividends accrued at
   December 31, 1995, ($1.75
   per share for Series A
   Convertible Preferred
   Stock).....................    --        --     (175)         --         175
  Net Income..................    --        --    8,819          --          --
  Translation adjustment......    --        --       --        (500)         --
                                ----  -------- --------     -------    --------
Balance, December 31, 1995....   185   116,379    6,650      (1,773)     10,175
  Common stock issued, 661,697
   shares at an average price
   of $6.86 per share.........     7     4,534       --          --          --
  Common stock issued,
   4,200,000 shares and
   warrants to purchase
   2,533,000 shares of common
   stock for net proceeds of
   $29,100,000................    42    29,058       --          --          --
  Common stock issued in
   merger with Drexel,
   16,704,723 shares at $6.00
   per share and 962,915
   options assumed............   167   101,976       --          --          --
  Common stock issued,
   1,500,000 shares in
   exchange for outstanding
   Series A Convertible
   Preferred Stock and
   warrants to purchase
   1,250,000 shares of common
   stock......................    15     9,985       --          --     (10,000)
  Dividends paid during 1996
   ($1.75 per share for Series
   A Convertible Preferred
   Stock).....................    --        --       --          --        (175)
  Net Loss....................    --        --  (49,599)         --          --
  Translation adjustment......    --        --       --       1,276          --
                                ----  -------- --------     -------    --------
Balance, December 31, 1996....   416   261,932  (42,949)       (497)         --
  Common stock issued, 124,766
   shares in exchange for
   outstanding debt of
   $1,871,490.................     1     1,870       --          --          --
  Common stock issued, 820,698
   shares at an average price
   of $6.71 per share.........     8     5,499       --          --          --
  Common stock issued in
   acquisition of Fiber Glass
   Systems Inc., 1,689,542
   shares at $13.00 per share.    17    21,947       --          --          --
  Tax benefit of options
   exercised..................    --     3,154       --          --          --
  Net Income..................    --        --   53,104          --          --
  Translation adjustment......    --        --       --      (4,469)         --
                                ----  -------- --------     -------    --------
Balance, December 31, 1997....  $442  $294,402 $ 10,155     $(4,966)   $     --
                                ====  ======== ========     =======    ========

                            See accompanying notes.

                                 TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1997      1996       1995
                                                 --------  ---------  --------
                                                       (IN THOUSANDS)
Cash flows from operating activities:
Net income (loss)............................... $ 53,104  $ (49,599) $  8,819
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization...............   26,110     17,606    15,037
    Compensation related to employee 401(K)
     plan.......................................      676        229       239
    Provision (recovery) for losses on accounts
     receivable.................................    2,421        628      (272)
    Provision (recovery) for losses on
     inventory..................................    1,996        329      (275)
    Write-off of long-lived assets..............       --     63,061        --
    Write-off of unamortized debt fees..........       --      2,231        --
    Provision (benefit) for deferred income
     taxes......................................    5,976     (4,894)    3,057
    Pension amortization benefit................     (352)      (485)     (315)
    Changes in current assets and liabilities,
     net of effects from various acquisitions:
      Accounts receivable.......................  (39,339)    (4,374)     (731)
      Inventory.................................  (27,118)    (2,163)   (1,658)
      Prepaid expenses and other................      256     (4,373)     (762)
      Accounts payable, accrued liabilities and
       other....................................   11,319     (7,671)   (2,594)
      Federal and foreign income taxes payable..   11,819       (424)      158
      Pension liabilities.......................     (578)       462       878
                                                 --------  ---------  --------
    Net cash provided by operating activities...   46,290     10,563    21,581
                                                 --------  ---------  --------
Cash flows used for investing activities:
  Capital expenditures..........................  (35,190)   (18,681)   (7,645)
  Proceeds from sale-leaseback transactions.....       --      2,973    12,500
  Business acquisitions, net of cash acquired...  (36,856)   (43,236)   (5,373)
  Other.........................................     (963)    (1,513)     (566)
                                                 --------  ---------  --------
    Net cash used for investing activities......  (73,009)   (60,457)   (1,084)
                                                 --------  ---------  --------
Cash flows provided by (used for) financing
 activities:
  Borrowings under financing agreements, net....   60,567    175,090     1,844
  Principal payments under financing agreements.  (36,428)  (157,244)  (20,825)
  Cash received in Drexel merger................       --      2,101        --
  Debt issuance costs...........................       --       (785)      (95)
  Purchase of foreign currency options..........       --         --      (258)
  Dividends paid on Redeemable Series A
   Convertible Preferred Stock..................       --       (175)     (700)
  Issuance of common stock under employee stock
   plan.........................................      479        128       125
  Net proceeds from sale of common stock........    4,351     31,350        34
                                                 --------  ---------  --------
    Net cash provided by (used for) financing
     activities.................................   28,969     50,465   (19,875)
                                                 --------  ---------  --------
Effect of exchange rate changes on cash.........      (64)       442       241
                                                 --------  ---------  --------
Net increase in cash and cash equivalents.......    2,186      1,013       863
Cash and cash equivalents:
  Beginning of period...........................   10,407      9,394     8,531
                                                 --------  ---------  --------
  End of period................................. $ 12,593  $  10,407  $  9,394
                                                 ========  =========  ========

                            See accompanying notes.

                                TUBOSCOPE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND RISK FACTORS

  On April 24, 1996, pursuant to an Agreement and Plan of Merger dated January 3, 1996, the merger of Tuboscope Inc. (the Company) and D.O.S. Ltd. (Drexel) was consummated (the "Drexel Merger"). The Merger represented the combination of the largest provider of oilfield-related inspection and coating services in the world with the world's leading provider of solids control equipment and services to the oil and natural gas industry and coiled tubing units and related pressure control equipment to oilfield service companies.

  The Company is primarily engaged in the inspection and coating of oil country tubular goods (drill pipe, line pipe, casing and tubing), the in-place inspection of oil and gas pipelines, the rental and sale of solids control equipment and services, and the sale of coiled tubing and pressure control equipment. All of these services and equipment are sold primarily to the oil and gas industry. Demand for the Company's inspection services is based, in part, on the relatively low cost of such services compared to the potential cost to a customer of the failure of a tubular or pipeline segment. Demand for the Company's coating services is based on the economic benefits of extending the life of existing tubulars, reducing the frequency of well workovers, and reducing interruptions in services and increasing the hydraulic efficiency of the wells. The Company's Solids Control operations help reduce drilling costs and minimize the environmental impact of drilling operations by removing rock cuttings and other solid contaminants from the fluids used in drilling operations. Coiled tubing equipment provides several economic benefits in oil and gas workover operations versus conventional techniques, including quicker service time and the continuous production of the well. Overall, the Company's results depend to a large extent upon the level of worldwide oil drilling and production activity, the price of oil and gas, and worldwide oil and gas inventory levels.

  The Company operates in over 54 countries in North America, Latin America, Europe, Africa, the Middle East, and the Far East. Approximately 51% of the Company's 1997 revenue was earned outside of North America, and as a result, the Company's operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movements of funds or result in the deprivation of contract rights or the taking of property without compensation.

  In addition, the Company has significant international customer concentrations in such countries as Saudi Arabia, Venezuela, Colombia, Argentina, Indonesia, and Thailand whose spending can be volatile based on oil price changes, the political environment, and delays in the government budget. Adverse changes in individual circumstances can have a significant negative impact on the financial performance of the Company.

  The Company's common stock became listed on the New York Stock Exchange under the symbol "TBI" on September 9, 1997. Prior to that date, the Company was listed on the Nasdaq Stock Market.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

 Revenue recognition

  The Company recognizes revenue when goods are shipped or when services are rendered. On large equipment sales which have multiple completion stages and where the collection of payment is assured, the Company recognizes revenue under the percentage of completion method.

                                TUBOSCOPE INC.

 Cash and cash equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Accounts receivable

  Accounts receivable are net of allowances for doubtful accounts of approximately $3,560,000, and $2,382,000 in 1997 and 1996, respectively.

 Inventory

  The Company maintains inventory consisting of equipment components, subassemblies and expendable parts required to manufacture and support its tubular inspection equipment, coating facilities, solids control operations, and coiled tubing/pressure control operations. Equipment under production for specific sale and lease contracts is also included in equipment components and parts. Expendable parts are charged to maintenance or supply expense as used. Components and parts maintained at outlying coating and inspection facilities are generally not inventoried and are expensed upon issuance. Rehabilitated equipment and parts are restored to inventory at their net rehabilitation cost.

  Inventory is stated at the lower of cost, as determined by the weighted moving average method, or market. At December 31, inventory consists of the following (in thousands):

                                                                1997     1996
                                                               -------  -------
   Components, subassemblies and expendable parts............. $52,354  $42,689
   Equipment under production.................................  34,484   13,475
   Inventory reserve..........................................  (8,521)  (8,994)
                                                               -------  -------
     Inventory, net........................................... $78,317  $47,170
                                                               =======  =======

 Property and equipment

  Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and generally by the accelerated or modified accelerated costs recovery systems for income tax reporting purposes. Estimated useful lives are 33 years for buildings and 5-12 years for machinery and equipment. The cost of repairs and maintenance is charged to income as incurred. Major repairs and improvements are capitalized and depreciated over the remaining useful life of the asset. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Property and equipment depreciation expense was $19,142,000, $13,118,000, and $10,515,000 for
December 31, 1997, 1996, and 1995, respectively.

 Identified intangibles

  Identified intangibles are being amortized on a straight-line basis, over estimated useful lives between 5 and 40 years, and are presented net of accumulated amortization of approximately $9,998,000 and $9,059,000 at December 31, 1997 and 1996, respectively. Identified intangibles consist primarily of technology, patents, trademarks, license agreements, existing service contracts and covenants not to compete.

 Goodwill

  Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired (See Note 3). Such excess costs are being amortized on a straight-line basis over lives ranging from ten to forty years depending on the estimated economic life. Accumulated amortization at December 31, 1997 and 1996 was approximately $13,052,000 and $7,771,000 respectively.

                                TUBOSCOPE INC.

 Long-Lived Assets

  In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). Impairment losses are recognized when indicators of impairment are present and the estimated discounted cash flows are not sufficient to recover the asset's carrying amount. Assets held for disposal are measured at the lower of carrying value or estimated fair value less costs to sell.

 Write-Off of Long-Lived Assets

  During the first quarter 1996, the Company recorded a write-off of long-lived assets of $63,061,000 including a writedown of approximately $50,761,000 associated with the Company's adoption of SFAS No. 121 and a decision by management to sell certain assets, primarily as a result of the Drexel Merger, which resulted in additional write-downs of approximately $12,300,000.

 Accounting for income taxes

  Deferred income taxes are recognized for the tax effects of temporary differences between the financial reported carrying amounts of assets and liabilities and the income tax amounts.

 Derivative Financial Instruments

  The Company is not a trader in financial instruments. On occasion, the Company utilizes various derivative financial instruments, including interest rate caps, interest rate swap transactions and options to manage its exposure to interest rate risk and currency fluctuations associated with specific liabilities and assets, principally debt. Substantially all of the Company's financial instruments are interest rate transactions. Interest rate swap transactions involve the receipt of fixed rate interest payments for floating rate amounts without an exchange of the underlying notional amount.

  The Company's objectives for using swap transactions on its debt are to effectively convert a portion of its floating rate term loans to a fixed rate and to hedge against the risk of rising interest rates. Expenses associated with interest rate caps and swap transactions are deferred and recognized as a component of interest expense over the term of the agreement. At December 31, 1997, the Company had an interest rate cap and various swap transactions in place (see Note 6).

  As a result of having sales and purchases denominated in currencies other than functional currencies used by the Company's foreign subsidiaries, the Company is exposed to the effect of foreign exchange rate fluctuations. To the extent possible, the Company has natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company does not engage in foreign exchange speculation. While forward contracts affect the Company's results of operations, they do not subject the Company to uncertainty from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. At December 31, 1997 the Company had no forward foreign exchange contracts outstanding.

  The fair value of the Company's financial instruments which includes cash, accounts receivable, short-term borrowings, and long-term debt, approximates their carrying amounts.

 Foreign exchange rates

  Revenue and expenses for foreign operations have been translated into U.S. dollars using average exchange rates and reflect currency exchange gains and losses resulting from transactions conducted in other than local currencies.

                                TUBOSCOPE INC.

  The assets and liabilities of certain foreign subsidiaries are translated at current exchange rates and the related translation adjustments are recorded directly in stockholders equity. For subsidiaries which operate in countries which have highly inflationary economies, certain assets are translated at historical exchange rates and all translation adjustments are reflected in the statements of operations.

 Stock Based Compensation

  The Company is permitted to recognize compensation cost related to its stock based employee compensation plans using either the intrinsic value method or the fair value method. The Company has elected to continue to use the intrinsic value method in accounting for its stock based employee compensation plans, and accordingly, compensation cost for stock options is recognized over the vesting period only to the extent the market price exceeds the exercise price on the date of grant.

 Earnings per common share

  The computation of earnings per common share is based on SFAS No. 128, "Earnings per Share" (SFAS No. 128), which was issued by the Financial Accounting Standards Board in 1997. The statement, which was effective for fiscal years ending after December 15, 1997, replaces the presentation of primary and fully diluted earnings per common share with a presentation of basic and diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Company's diluted earnings per common share is calculated by adjusting the income available to common stockholders for after-tax interest expense on convertible debt ($219,000 in 1997 and $0 in 1996 and 1995) and dividing that number by the weighted average number of common shares plus shares which would be assumed outstanding assuming conversion of convertible debt, vested stock options and outstanding stock warrants under the treasury stock method, and shares to be issued pursuant to earnout provisions. Results for 1996 and 1995 have been restated to be consistent with the 1997 presentation.

 Reclassification of prior year amounts

  Certain reclassifications of 1996 and 1995 amounts have been made to conform to the 1997 financial statement presentation.

 Use of estimates in the preparation of financial statements

  The consolidated financial statements and related notes, which have been prepared in conformity with generally accepted accounting principles, require the use of management estimates. Actual results could differ from these estimates.

                                TUBOSCOPE INC.

3. ACQUISITIONS

  During 1996, the Company began to implement its strategy of executing consolidating acquisitions and adding related strategic products and services by completing seven acquisitions, including the Drexel Merger. In 1997, the Company continued its strategic plan by completing ten acquisitions and two equity investments.

  Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the results of operations of each business is included in the consolidated results of operations from the date of acquisition. A summary of the acquisitions follows:

                                                     1997      1996      1995
                                                   --------  ---------  -------
   Fair value of assets acquired.................. $103,083  $ 257,938  $ 6,373
   Cash paid......................................  (36,856)   (43,890)  (5,373)
   Common stock issued in Drexel Merger...........       --   (102,143)      --
   Common stock issued in other acquisitions......  (21,964)    (1,935)      --
                                                   --------  ---------  -------
     Liabilities assumed and debt issued.......... $ 44,263  $ 109,970  $ 1,000
                                                   ========  =========  =======

   The purchase price of the fiscal 1997 acquisitions exceeded the preliminary allocation of the fair value of assets acquired by $66,449,000. The purchase price of the fiscal 1996 acquisitions exceeded the allocation of the fair value of assets acquired by $105,185,000, principally as a result of the Drexel Merger.

  The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if these acquisitions had occurred at the beginning of 1996. The pro forma information includes certain adjustments which give effect to amortization of goodwill, interest expense on acquisition debt and other adjustments, together with related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected at the beginning of 1996.

                                                               1997     1996
                                                             -------- --------
   Revenue.................................................. $559,213 $479,458
   Income (loss) before extraordinary loss.................. $ 55,145 $(36,358)
   Net income (loss)........................................ $ 55,145 $(42,731)
   Earnings (loss) per share................................ $   1.17 $  (0.96)

  Excluding the write-off of long-lived assets, the write-off of Italian operations, the Drexel transaction costs, and the extraordinary loss, pro forma net income would have been $32,244,000 and pro forma earnings per share would have been $0.72 in 1996.

  A discussion of the significant acquisitions follows for each of the respective years:

 Fiscal 1997

  On March 7, 1997, the Company acquired Fiber Glass Systems, Inc. ("FGS"), a manufacturer of premium fiberglass tubulars used in corrosive oilfield applications, for an aggregate purchase price of $32,668,270. The purchase price includes 1,689,542 shares of Common Stock of the Company valued at $13.00 per share and $906,869 in cash. Approximately $9.8 million of the purchase price was accrued at December 31, 1997, and such payment is expected to be made substantially in common stock in the first half of 1998. The Company also assumed debt of $5,250,000 as part of the acquisition of FGS.

  In addition to the acquisition of FGS, the Company completed ten additional acquisitions and two equity investments for an aggregate purchase price of $48,675,000 consisting of cash of $35,949,000, notes payable of $4,276,000 and accrued cash payments of $8,450,000. In addition, the Company assumed debt of $1,989,000 as part of these acquisitions.

                                TUBOSCOPE INC.

 Fiscal 1996

  During 1996, the Company executed seven acquisitions, including the Drexel Merger. Upon consummation of the Drexel Merger, the Company issued 16,704,723 shares of Company Common Stock valued at $102,143,000. In addition, the Company sold to SCF-III, L.P., a Delaware limited partnership ("SCF"), 4,200,000 shares of Company Common Stock and warrants to purchase 2,533,000 shares of Company Common Stock at an exercise price of $10 per share expiring on December 31, 2000, for an aggregate purchase price of $31,000,000 (net proceeds of $29,100,000). Also in connection with the Drexel Merger, Baker Hughes Incorporated ("Baker Hughes") exchanged all of its 100,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, of the Company for 1,500,000 shares of Company Common Stock and warrants to purchase 1,250,000 shares of Company Common Stock at an exercise price of $10 per share expiring on December 31, 2000. In connection with the Drexel Merger, the Company recorded $11,306,000 of transaction costs, including severance costs of former executive officers and consolidation costs of personnel and facilities.

  The Company completed seven additional acquisitions in 1996 for total consideration of $53,312,000. The consideration included cash of $43,236,000 notes payable of $8,141,000 and 129,967 shares of Company Common Stock valued at $1,935,000. In addition, the Company assumed debt of $7,493,000 as part of these acquisitions.

 Fiscal 1995

  In September 1995, the Company acquired the assets and operations of its former agent in Argentina for $6,131,000 in cash and the assumption of $242,000 in debt. The assets purchased included inspection equipment used in the inspection of oil country tubular goods, sucker rod inspection technology, and covenant not to compete agreements with the former owners.

4. ACCRUED LIABILITIES

  At December 31, accrued liabilities consist of the following (in thousands):

                                                                 1997    1996
                                                                ------- -------
   Compensation................................................ $14,580 $13,466
   Insurance...................................................   4,678   4,211
   Real estate, sales and other taxes..........................   4,045   3,346
   Payable to sellers for acquisitions.........................  18,247      --
   Other.......................................................  35,046  20,531
                                                                ------- -------
                                                                $76,596 $41,554
                                                                ======= =======

5. INCOME TAXES

  The components of income (loss) before income taxes and extraordinary loss consist of the following (in thousands):

                                                            DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      ------- --------  -------
   Domestic.......................................... $52,769 $(54,022) $(2,610)
   Foreign...........................................  32,180   19,034   17,815
                                                      ------- --------  -------
                                                      $84,949 $(34,988) $15,205
                                                      ======= ========  =======

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

                                TUBOSCOPE INC.

  The provision (benefit) for income taxes before extraordinary loss consists of the following at December 31 (in thousands):

                                                        1997    1996     1995
                                                       ------- -------  -------
   Current provision:
     Domestic......................................... $15,996 $ 4,034  $ 2,179
     Foreign..........................................   9,873   9,098    1,150
                                                       ------- -------  -------
       Total current provision........................  25,869  13,132    3,329
                                                       ------- -------  -------
   Deferred provision (benefit):
     Domestic.........................................     934  (5,492)  (2,481)
     Foreign..........................................   5,042     598    5,538
                                                       ------- -------  -------
       Total deferred provision (benefit).............   5,976  (4,894)   3,057
                                                       ------- -------  -------
       Total provision................................ $31,845 $ 8,238  $ 6,386
                                                       ======= =======  =======

  In 1996 the Company recorded a current tax benefit of $3,431,000 related to the extraordinary loss of $9,804,000. The reconciliation of the expected to the computed tax provision (benefit) is as follows at December 31 (in thousands):

                                                       1997      1996     1995
                                                      -------  --------  ------
   Tax expense (benefit) at federal statutory rate... $29,732  $(12,246) $5,322
   Incremental effect of foreign operations..........   1,582     3,729     163
   Nondeductible goodwill amortization...............   1,004       591     266
   Nondeductible write-off of long-lived assets and
    Drexel transaction costs.........................      --    16,071      --
   State income taxes, net of federal benefit........     228       130      33
   Other, net........................................    (701)      (37)    602
                                                      -------  --------  ------
                                                      $31,845  $  8,238  $6,386
                                                      =======  ========  ======

                                TUBOSCOPE INC.

  Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 are as follows (in thousands):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
Gross deferred tax assets:
  Receivables.........................................   $  4,567     $     --
  Domestic and foreign net operating losses...........      1,997        3,276
  Accrued liabilities and other reserves..............      2,310        3,104
  Inventory reserves..................................      3,055        2,791
  Other deferred tax assets...........................        527        1,056
                                                         --------     --------
    Subtotal gross deferred tax assets................     12,456       10,227
  Valuation allowance.................................     (1,651)      (1,171)
                                                         --------     --------
Net deferred tax assets...............................     10,805        9,056
                                                         --------     --------
Gross deferred tax liabilities:
  Property and equipment..............................    (17,194)     (15,012)
  Intangible assets...................................     (1,112)      (1,015)
  Reserve for foreign earnings........................     (6,500)      (4,402)
  Pension liability...................................     (1,142)      (1,290)
  All other...........................................     (6,112)      (1,925)
                                                         --------     --------
Gross deferred tax liabilities........................    (32,060)     (23,644)
                                                         --------     --------
Total net deferred tax liability......................   $ 21,255     $ 14,588
                                                         ========     ========

  The total net deferred tax liability is comprised of $984,000 of net current tax assets and $22,239,000 net noncurrent deferred tax liabilities.

  The Company has undistributed earnings of foreign subsidiaries, as calculated under the laws of the jurisdiction in which the foreign subsidiary is located, of approximately $41,754,000 at December 31, 1997. If such earnings were repatriated, foreign withholding taxes of approximately $2,370,000 would result. The Company has already recognized and provided federal income taxes related to the majority of these earnings of its foreign subsidiaries. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the balance of such earnings were to be distributed.

  At December 31, 1997 the Company has $2,188,000 of domestic net operating losses which will be carried forward and will expire between 2007 and 2011. The Company also has approximately $3,372,000 of foreign net operating loss carryforwards.

  The Company has a valuation allowance of $1,651,000 against these net operating losses as the Company believes that the corresponding deferred tax asset may not be fully realizable. The Company's valuation allowance for these loss carryforwards increased from $1,171,000 at December 31, 1996 to $1,651,000 at December 31, 1997. This increase is principally related to current year net operating losses.

  The Company is currently engaged in tax audits and appeals in various tax jurisdictions. The years covered by each audit or appeal vary considerably among legal entities. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

                                TUBOSCOPE INC.

6. LONG-TERM DEBT

  At December 31, long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
$130,000,000 Term Notes payable to lenders, interest at
 6.625% at December 31, 1997. Principal and interest payable as described below through August 6, 2002................... $115,282 $130,000
$100,000,000 Revolving Facility expiring August 6, 2001.
 Interest ranging from 6.5% to 6.625% at December 31, 1997
 payable as described below..................................   79,020   28,520
$5,000,000 Unsecured convertible subordinated Promissory
 Notes, interest at 7.0%. Principal and interest payable
 beginning January 31, 1998 and each January 31 thereafter
 through January 31, 2002....................................    5,000    5,000
$5,000,000 Swingline Facility expiring August 6, 2001.
 Interest of 8.5% at December 31, 1997 payable as described
 below.......................................................    2,500    3,000
Other........................................................   16,575   18,223
                                                              -------- --------
Total debt...................................................  218,377  184,743
Less: Current maturities.....................................   30,574   16,514
                                                              -------- --------
  Long-term debt due after one year.......................... $187,803 $168,229
                                                              ======== ========

  Principal payments of long-term debt for years subsequent to 1998 are as follows (in thousands):

      1999..................................................  $ 29,527
      2000..................................................    30,337
      2001..................................................   113,333
      2002..................................................    12,532
      Thereafter............................................     2,074
                                                              --------
                                                              $187,803
                                                              ========

  On August 6, 1996, the Company's principal subsidiaries entered into a new Senior Credit Agreement (the "Credit Agreement") with a group of participating lenders. The agreement included a $130,000,000 advance/term loan facility ("term loans") due over six years, a $100,000,000 revolving credit facility ("revolving loans") due over five years, and a $5,000,000 agent swingline facility due over six years. These obligations are guaranteed by the Company and listed subsidiaries of the Company, and secured by the stock pledge of listed subsidiaries of the Company. Proceeds from these loans were used to retire the debt balances outstanding under the previous senior credit agreement, to finance growth and acquisitions, and to retire in the fourth quarter 1996 the $75,000,000 10 3/4% Senior Subordinated Notes ("the Notes") of the Company. In connection with the retirement of the Notes, the Company recorded a before tax extraordinary charge of approximately $9,804,000 ($6,373,000 after tax), consisting of $2,231,000 of unamortized debt cost and $7,573,000 of premium and other cash costs paid on redemption.

  The revolving loans and the swingline facility may be repaid in whole or in part, at any time prior to August 6, 2001. At December 31, 1997 the Company had outstanding letters of credit amounting to approximately $4,494,400 and an available facility of approximately $16,485,600 on the $100,000,000 revolving line of credit. Outstanding letters of credit on the Swingline were approximately $1,236,202 and availability under the facility was $1,263,798. The outstanding balance on the term loans became fixed on June 30, 1997. The term loan facility requires quarterly installments through August 6, 2002. Mandatory prepayment is required when the Company generates excess cash flow as defined, or upon transfer of certain assets. An excess cash flow payment of $4,968,000 was made on December 31, 1997.

                                TUBOSCOPE INC.

  Interest rates for the revolving and term loans, at the option of the Company, are stated in either the lenders announced fluctuating commercial base rate or a Eurodollar rate plus an applicable margin ranging from 0.450% to 0.875%. Commitment fees on the unused revolving and term loan balances range from 0.175% to 0.375%. Interest is payable on all notes at calendar quarter end for base rate borrowing and on the earlier of the interest period or three months from inception for LIBOR rate borrowings. The credit agreement requires interest rate protection agreements be maintained on at least 50% of the term loan outstanding balance, for not less than three years.

  The Company actively monitors its interest rate exposure by entering into interest rate swap, cap, floor, and collar agreements to reduce the impact of changes in interest rates on its floating rate debt. The Company entered into two interest rate swap transactions on October 31, 1996 in notional amounts of $25,000,000 each ("Swap1"), effective February 13, 1997, and expiring February 13, 1999, with the issuer (ABN Amro Bank N.V. for one swap and The Chase Manhattan Bank, the other) ("the counterparties") having the option to extend the termination date to February 13, 2000. In addition, on December 27, 1996 the Company entered into two additional swap transactions with the same counterparties with notional amounts of $20,000,000 each, ("Swap2"), effective February 13, 1997 and expiring February 14, 2000. The Company also entered into a $40,000,000 zero cost collar agreement with ABN Bank N.V. on May 14, 1997.

  The swap transactions and collar are used to hedge $130,000,000 of the Company's variable interest rate risk. Swap 1 sets a fixed rate of 5.82% for the swap transaction with ABN Amro and 5.81% for the swap transaction with the Chase Manhattan Bank. Swap 2 sets a fixed rate for both swap transactions at 6.14%. The total interest rate for the Company will include the fixed rate for all swap transactions plus a margin as defined in the term loan agreement. The counterparties to the contract will pay the Company based on USD-LIBOR-BBA at the set date (February 13, 1997), and this will be reset each six months until termination. The swap transactions can be canceled by the Company paying a cancellation fee based upon prevailing market conditions and remaining life of the agreement.

  The $40,000,000 Collar Agreement requires the counterparty to pay the Company if Libor exceeds 7.77% at each six month reset period. The payment due the Company is calculated by multiplying the notional amount by the portion of the rate which is greater than 7.77%. If Libor is less than 5.95%, the Company pays the counterparty the notional amount multiplied by the amount the rate is less than 5.95% at the six month reset period. This effectively establishes a Libor ceiling at 7.77% on $40,000,000 of the Company's variable rate debt.

  The Company contracts with investment grade counterparties to these contracts and monitors overall credit risk and exposure related to all counterparties. The Company does not anticipate non-performance by any counterparties and exposure is generally limited to any unrealized gains in the contracts. Gains and losses on interest cap and swap transactions are recognized as a component of interest expense in the same period as the underlying transactions.

  The estimated fair value (obtained through independent confirmation) of the swap and collar transactions at December 31, 1997 were as follows (in thousands):

                                                                      1997
                                                                 --------------
                                                        NOTIONAL CARRYING FAIR
                        COUNTERPARTY                     AMOUNT   AMOUNT  VALUE
                        ------------                    -------- -------- -----
      ABN AMRO......................................... $25,000     --    $ (48)
      ABN AMRO......................................... $20,000     --    $(102)
      CHASE BANK....................................... $25,000     --    $ (43)
      CHASE BANK....................................... $20,000     --     (104)
      ABN AMRO......................................... $40,000     --    $(233)

                                TUBOSCOPE INC.

  Total debt includes $9,982,104 of promissory notes to former owners of businesses acquired who remain employed by the Company.

  The Credit Agreement restricts the Company from paying dividends on its capital stock until all mandatory prepayments have been made from excess cash flow (as defined in the Credit Agreement) and the total funded debt to capital ratio (as defined in the Credit Agreement) is not greater than 40%. The Company's total funded debt to capital ratio (calculated as defined under the agreement) was 42.5% at December 31, 1997. The credit agreement also contains financial covenants with respect to interest coverage ratio, total funded debt to capital ratio, and a minimum net worth. The Company believes it is in compliance with all covenants in the credit agreement at December 31, 1997.

  Subsequent to December 31, 1997, the Company reached an agreement in principle to amend the Credit Agreement with a group of participating lenders. The Credit Agreement, as amended, will rank pari passu with all existing and future senior unsecured obligations of the Company. The agreement, as amended, will include a $130,000,000 advance/term loan facility due over six years, a $100,000,000 revolving credit facility due over five years and a $5,000,000 swingline facility due over five years. The Credit Agreement, as amended, will be guaranteed by the Company's material United States subsidiaries. All outstanding stock pledges of the Company's subsidiaries under the Credit Agreement will be released in connection with the amendment to the Credit Agreement, although the participating lenders under the amended agreement will be able to request stock pledges from material direct foreign subsidiaries. Under the Credit Agreement, as amended, unlike the current Credit Agreement, the Company will not be required to make mandatory prepayments out of excess cash flow.

  The Company currently intends to issue approximately $100.0 million of senior notes due 2008 ("Notes"). The Notes are expected to be fully and unconditionally guaranteed, on a joint and several basis, by certain direct wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is expected to be an unsecured obligation of the Guarantor and will rank pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Bank Credit Facility and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The net proceeds from the issuance of the Notes are expected to be used by the Company to repay indebtedness outstanding under the Company's Credit Agreement, to finance future acquisitions and for working capital and general corporate purposes. There can be no assurance that the Company will complete an issuance of the Notes on the terms described above, or at all.

7. COMMON STOCKHOLDERS' EQUITY

  A stockholder approved stock option plan reserves and authorizes the grant of options to purchase up to 3,990,952 shares of common stock to officers and key employees of the Company and 200,000 shares for non- employee members of the Board of Directors. Prior to January 1, 1997, options granted were generally exercisable in installments over five year periods. The options granted in 1997 are exercisable in installments over three year periods starting one year from the date of grant and generally expire ten years from the date of grant.

                                TUBOSCOPE INC.

  The following summarizes options activity:

                                               YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------  -----------  -----------
   Shares under option at beginning of
    year................................    2,200,670    1,505,624    1,325,653
   Drexel Merger grants.................           --      962,915           --
   Granted..............................      363,306      183,200      245,000
   Canceled.............................      (47,398)      (3,339)     (55,096)
   Exercised............................     (748,732)    (447,730)      (9,933)
                                          -----------  -----------  -----------
   Shares under option at end of year...    1,767,846    2,200,670    1,505,624
                                          -----------  -----------  -----------
   Average price of outstanding options.  $      7.35  $      5.71  $      6.45
                                          ===========  ===========  ===========
   Price range of options outstanding...  $.32-$28.75  $.32-$12.75  $.32-$6.875
                                          ===========  ===========  ===========
   Exercisable at end of year...........      887,171    1,412,732      772,374
                                          ===========  ===========  ===========
   Options available for grant at end of
    year................................    1,188,222    1,504,130      455,333
                                          ===========  ===========  ===========

  Substantially all outstanding options were priced between $3.55 and $14.00 per share at December 31, 1997. The weighted average of the remaining contractual life for the outstanding options at December 31, 1997 was 5.7 years. The weighted average fair value of options granted during 1997 and 1996 was $5.32 and $2.83, respectively. Assuming that the Company had accounted for its stock-based employee compensation plans using the alternative fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation" and amortized the fair value to expense over the options' respective vesting periods, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                               1997     1996
                                                              ------- --------
   Net Income (loss):
     As reported............................................. $53,104 $(49,599)
                                                              ======= ========
     Pro forma SFAS 123...................................... $52,663 $(49,909)
                                                              ======= ========
   Diluted Earnings (loss) per share:
     As reported............................................. $  1.14 $  (1.35)
                                                              ======= ========
     Pro forma SFAS 123...................................... $  1.13 $  (1.36)
                                                              ======= ========

  The fair value of each option grant was estimated on the date of grant using a Black Scholes option pricing model with the following assumptions for 1997 and 1996, respectively; risk free interest rates of 5.5% for both years; expected lives of contracts of 3 and 5 years; and volatility of 48.1 percent and 47.1 percent.

  At the 1993 Annual Meeting of Stockholders, the stockholders approved a qualified stock purchase plan within the meaning of Section 423(b) of the Internal Revenue Code of 1986. As part of such plan, a maximum of 100,000 shares of the Company's common stock was authorized to be sold. The plan was activated in 1994, and 41,288, 20,042, and 24,179, shares were issued at an average price of $11.58 per share, $6.37 per share, and $5.16 per share in 1997, 1996, and 1995, respectively.

  In 1997 the Company established the Executive Stock Match Program (SMP) for certain executive and key employees. Based on certain formulas, the Company agreed to match stock ownership of these employees as of

                                TUBOSCOPE INC.

June 30, 1997. The total shares to be matched were 342,327 shares with a value of $6,805,461. This compensation cost is being amortized over the vesting life associated with the plan of ten years. All matched stock will be held by the Company until the earlier of 100% vesting by the employee, the expiration of the SMP, or termination of employment from the Company. The matched stock will also vest 100% due to a change in control of the Company.

8. RETIREMENT AND OTHER BENEFIT PLANS

  On May 13, 1988, TVI adopted a defined contribution retirement plan, which covers substantially all domestic employees. Employees may voluntarily contribute up to 20% of compensation, as defined, to the plan. The participants' contributions are matched in common stock by the Company up to a maximum of 1 1/2% of compensation. Contributions were approximately $676,000 (31,915 shares at an average transfer price of $21.17), $229,000 (20,537 shares at an average transfer price of $11.13), and $239,000 (36,680 shares at an average transfer price of $6.51) for 1997, 1996, and 1995 respectively.

  The Company has two defined benefit pension plans in Germany covering substantially all full-time employees. Plan benefits are based on years of service and employee compensation for the last three years of service. The plans are unfunded and benefit payments are made directly by the Company. Pension expense includes the following components for the fiscal years ending December 31, 1997, 1996, and 1995 (in thousands):

                                                            1997   1996   1995
                                                            -----  -----  -----
   Service cost............................................ $ 225  $ 260  $ 292
   Interest cost...........................................   522    561    564
   Net amortization........................................  (352)  (485)  (315)
                                                            -----  -----  -----
     Pension expense....................................... $ 395  $ 336  $ 541
                                                            =====  =====  =====

  The following table sets forth the amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                   1997   1996
                                                                  ------ ------
   Actuarial present value of benefit obligations:
     Vested...................................................... $6,689 $7,162
     Non-Vested..................................................    268    296
                                                                  ------ ------
   Accumulated benefit obligation................................  6,957  7,458
   Additional amounts related to projected pay increases.........    507    556
                                                                  ------ ------
   Total projected benefit obligations...........................  7,464  8,014
   Unrecognized net gain.........................................  1,609  1,961
                                                                  ------ ------
   Pension liability.............................................  9,073  9,975
   Less--amount included in current liabilities..................    157    129
                                                                  ------ ------
   Noncurrent portion of pension liability....................... $8,916 $9,846
                                                                  ====== ======

  The rate of increase in future compensation levels used in determining the projected benefit obligations was 2% for December 31, 1997 and 1996, and 3% for December 31, 1995. The discount rate was 7% for December 31, 1997, 1996, and 1995. The unrecognized net gain from the change in projected compensation levels is being amortized over ten years.

                                TUBOSCOPE INC.

9. COMMITMENTS AND CONTINGENCIES

  The Company is subject to legal proceedings for events which arise in the ordinary course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the results of operations or financial position of the Company.

  The Company leases certain facilities and equipment under operating leases that expire at various dates through 2049. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals.

  Rental expense related to operating leases approximated $15,437,000, $12,940,000, and $8,258,000 in 1997, 1996, and 1995, respectively.

  Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1997 are payable as follows (in thousands):

   1998................................................................ $ 9,721
   1999................................................................   7,000
   2000................................................................   5,926
   2001................................................................   4,722
   2002................................................................   3,406
   Thereafter..........................................................   9,259
                                                                        -------
     Total future lease commitments.................................... $40,034
                                                                        =======

10. CONSOLIDATED STATEMENT OF CASH FLOWS

  During 1997 the Company issued 124,766 shares of common stock to retire approximately $1,871,000 of outstanding notes related to the acquisition of SSR. During 1996 the Company issued 1,500,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock at an exercise price of $10.00 per share in exchange for all of the Company's 100,000 shares of Series A Convertible Preferred Stock, par value $.01 per share. Dividends accrued on preferred stock were $175,000 in 1995.

  Supplemental disclosure of cash flow information (in thousands):

                                                         1997    1996    1995
                                                        ------- ------- -------
   Cash paid during the period for:
     Interest.......................................... $12,876 $14,836 $12,978
                                                        ======= ======= =======
     Taxes (net of refunds)............................ $13,629 $ 9,749 $ 3,306
                                                        ======= ======= =======

                                TUBOSCOPE INC.

11. FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

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

                          UNITED                       FAR    MIDDLE    LATIN      OTHER
                          STATES   CANADA   EUROPE    EAST     EAST    AMERICA INTERNATIONAL CONSOLIDATED
                         --------  ------- --------  -------  -------  ------- ------------- ------------
                                                        (IN THOUSANDS)
YEAR ENDED 12/31/97:
Total revenue:
  Unaffiliated
   customers............ $276,651  $49,146 $ 85,144  $23,586  $21,259  $67,190    $ 2,255      $525,231
  U.S. export sales.....  (80,647)  11,008   18,084    8,213    4,851   27,899     10,592            --
                         --------  ------- --------  -------  -------  -------    -------      --------
TOTAL................... $196,004  $60,154 $103,228  $31,799  $26,110  $95,089    $12,847      $525,231
                         ========  ======= ========  =======  =======  =======    =======      ========
Operating profit........ $ 17,719  $21,257 $ 20,825  $ 8,080  $ 4,395  $26,447    $ 2,202      $100,925
                         ========  ======= ========  =======  =======  =======    =======      ========
Identifiable assets..... $448,916  $57,042 $ 85,687  $21,122  $10,498  $62,802    $   100      $686,167
                         ========  ======= ========  =======  =======  =======    =======      ========
YEAR ENDED 12/31/96:
Total revenue:
  Unaffiliated
   customers............ $167,826  $26,013 $ 70,703  $19,061  $15,830  $41,636    $   362      $341,431
  U.S. export sales.....  (48,451)   3,052   11,253    4,530    5,867   10,610     13,139            --
                         --------  ------- --------  -------  -------  -------    -------      --------
TOTAL................... $119,375  $29,065 $ 81,956  $23,591  $21,697  $52,246    $13,501      $341,431
                         ========  ======= ========  =======  =======  =======    =======      ========
Operating profit........ $(29,699) $ 9,394 $ (4,639) $(3,097) $(6,879) $11,470    $ 2,169      $(21,281)
                         ========  ======= ========  =======  =======  =======    =======      ========
Identifiable assets..... $243,594  $43,108 $111,049  $27,018  $17,272  $58,100    $ 5,024      $505,165
                         ========  ======= ========  =======  =======  =======    =======      ========
YEAR ENDED 12/31/95:
Total revenue:
  Unaffiliated
   customers............ $ 92,928  $13,664 $ 47,722  $15,785  $13,613  $ 5,795    $   508      $190,015
  U.S. export sales.....  (12,481)      14    1,111    2,920       30    4,110      4,296            --
                         --------  ------- --------  -------  -------  -------    -------      --------
TOTAL................... $ 80,447  $13,678 $ 48,833  $18,705  $13,643  $ 9,905    $ 4,804      $190,015
                         ========  ======= ========  =======  =======  =======    =======      ========
Operating profit........ $  3,463  $ 5,383 $  7,764  $ 4,939  $ 1,721  $ 3,294    $   896      $ 27,460
                         ========  ======= ========  =======  =======  =======    =======      ========
Identifiable assets..... $156,733  $12,356 $ 90,567  $27,881  $ 9,892  $ 8,510    $   740      $306,679
                         ========  ======= ========  =======  =======  =======    =======      ========

                                TUBOSCOPE INC.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Summarized quarterly financial information for 1997, 1996 and 1995 is as follows:

                                                                 BASIC   DILUTIVE
                                                                EARNINGS EARNINGS
                                                                 (LOSS)   (LOSS)
                                           OPERATING    NET       PER      PER
                                            PROFIT     INCOME    COMMON   COMMON
                                  REVENUE   (LOSS)     (LOSS)    SHARE    SHARE
                                  -------- ---------  --------  -------- --------
                                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
1997
 First Quarter................... $105,501 $ 18,174   $  8,599   $ 0.20   $ 0.19
 Second Quarter..................  125,995   25,154     12,947     0.30     0.28
 Third Quarter...................  141,411   27,780     15,037     0.34     0.32
 Fourth Quarter..................  152,324   29,817     16,521     0.37     0.34
                                  -------- --------   --------   ------   ------
   Total Year.................... $525,231 $100,925   $ 53,104   $ 1.22   $ 1.14
                                  ======== ========   ========   ======   ======
1996
 First Quarter................... $ 47,018 $(57,244)  $(55,589)  $(2.97)  $(2.97)
 Second Quarter..................   94,643    4,910     (1,187)   (0.02)   (0.02)
 Third Quarter...................   94,672   15,405      6,796     0.16     0.16
 Fourth Quarter..................  105,098   15,648        381     0.01     0.01
                                  -------- --------   --------   ------   ------
   Total Year.................... $341,431 $(21,281)  $(49,599)  $(1.35)  $(1.35)
                                  ======== ========   ========   ======   ======
1995
 First Quarter................... $ 43,686 $  4,661   $  1,042   $ 0.05   $ 0.05
 Second Quarter..................   45,652    5,784      1,872     0.09     0.09
 Third Quarter...................   47,067    7,012      2,002     0.10     0.10
 Fourth Quarter..................   53,610   10,003      3,903     0.20     0.20
                                  -------- --------   --------   ------   ------
   Total Year.................... $190,015 $ 27,460   $  8,819   $ 0.44   $ 0.44
                                  ======== ========   ========   ======   ======

  The first three quarters of 1997, 1996, and 1995 per share amounts have been restated to comply with SFAS No. 128 (See Note 2).

  The fourth quarter 1996 results included an extraordinary charge of $6,373,000 (net of $3,431,000 tax benefit) related to the early retirement of the Company's $75,000,000 Senior Subordinated Notes. In addition, the fourth quarter 1996 results included a $2,234,000 write-off of Italian assets. The second quarter 1996 results included $11,206,000 of Drexel transaction costs related primarily to severance costs for former executive officers of the Company and consolidation costs associated with the Tuboscope operations. The first quarter 1996 results included the write-off of long-term assets of $63,061,000 associated with the adoption of SFAS No. 121 and the decision by management to sell certain assets.

                                                                      SCHEDULE I

                                 TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                             (PARENT COMPANY ONLY)

                           DECEMBER 31, 1997 AND 1996

                                                              DECEMBER 31,
                                                            ------------------
                          ASSETS                              1997      1996
                          ------                            --------  --------
                                                              (IN THOUSANDS)
Cash....................................................... $     --  $      9
Accounts receivable........................................      522        17
Investment in subsidiaries.................................  317,955   228,502
                                                            --------  --------
    Total assets........................................... $318,477  $228,528
                                                            ========  ========
                  LIABILITIES AND EQUITY
                  ----------------------
Accrued liabilities........................................ $  9,797  $     --
Amounts due to affiliates..................................    8,647     7,068
Interest payable...........................................       --        45
Notes payable..............................................       --     2,513
Common stockholders' equity:
  Common stock, $.01 par value 60,000,000 shares
   authorized, 44,235,591 shares issued and outstanding
   (41,612,495 at December 31, 1996).......................      442       416
  Paid-in capital..........................................  294,402   261,932
  Retained earnings (deficit)..............................   10,155   (42,949)
  Cumulative translation adjustment........................   (4,966)     (497)
                                                            --------  --------
    Total common stockholders' equity......................  300,033   218,902
                                                            --------  --------
    Total liabilities and equity........................... $318,477  $228,528
                                                            ========  ========


                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                                 TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                           DECEMBER 31,
                                                      -------------------------
                                                       1997      1996     1995
                                                      -------  --------  ------
                                                          (IN THOUSANDS)
Equity in net earnings (loss) of subsidiaries........ $53,181  $(49,326) $8,874
Interest expense.....................................      --       (45)     --
Foreign exchange gain (loss).........................      43      (171)     --
State franchise tax and other........................    (120)      (57)    (55)
                                                      -------  --------  ------
Net income (loss)....................................  53,104   (49,599)  8,819
Dividends applicable to redeemable preferred stock...      --        --     700
                                                      -------  --------  ------
Net income (loss) applicable to common stock......... $53,104  $(49,599) $8,119
                                                      =======  ========  ======




                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                                 TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                          DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  --------  -------
                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)...............................  $ 53,104  $(49,599) $ 8,819
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Equity in net (earnings) loss of subsidiaries.   (53,181)   49,326   (8,874)
    Changes in current assets and liabilities:
      Accounts receivable.........................      (505)      (17)      --
      Accrued liabilities.........................     9,797        --       --
      Interest payable............................       (45)       45       --
      Amounts due to affiliates...................     1,579     6,179      357
                                                    --------  --------  -------
  Net cash provided by operating activities.......    10,749     5,934      302
                                                    --------  --------  -------
Cash flows used for investing activities:
  Investment in subsidiaries......................   (16,264)  (37,466)      --
                                                    --------  --------  -------
Cash flows provided by (used for) financing activ-
 ities:
  Proceeds from sale of common stock..............     5,506    31,707      398
  Dividends paid on Redeemable Series A
   Convertible Preferred Stock....................        --      (175)    (700)
                                                    --------  --------  -------
  Net cash provided by (used for) financing
   activities.....................................     5,506    31,532     (302)
                                                    --------  --------  -------
Net change in cash and cash equivalents...........        (9)       --       --
Cash and cash equivalents:
  Beginning of the year...........................         9         9        9
                                                    --------  --------  -------
  End of the year.................................  $     --  $      9  $     9
                                                    ========  ========  =======


                  See notes to condensed financial statements.

                                                                     SCHEDULE I

                                TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995

  No cash dividends were paid to Tuboscope Vetco International Corporation.

  For information concerning restrictions pertaining to the common stock and commitments and contingencies, see Notes 7 and 9 of notes to consolidated financial statements of Tuboscope Vetco International Corporation.

                                                                     SCHEDULE II

                                 TUBOSCOPE INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                  ADDITIONS
                                                 (DEDUCTIONS) CHARGE
                                        BALANCE   CHARGED TO   OFFS    BALANCE
                                       BEGINNING  COSTS AND     AND    END OF
                                        OF YEAR    EXPENSES    OTHER    YEAR
                                       --------- ------------ -------  -------
                                                   (IN THOUSANDS)
Allowance for doubtful accounts:
  1997................................  $2,382      $2,421    $(1,243) $3,560
  1996................................  $  955      $  628    $   799  $2,382
  1995................................  $1,599      $ (272)   $  (372) $  955
Allowance for inventory reserves:
  1997................................  $8,994      $1,996    $(2,469) $8,521
  1996................................  $5,988      $  329    $ 2,677  $8,994
  1995................................  $6,272      $ (275)   $    (9) $5,988
Valuation allowance for deferred
 income taxes:
  1997................................  $1,171      $  480    $    --  $1,651
  1996................................  $3,404      $   --    $(2,233) $1,171
  1995................................  $1,310      $2,119    $   (25) $3,404