Form 10-K/A
period 1997-12-31
TUBOSCOPE INC /DE/
filed 1998-02-20
CIK 860097

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

    FOR THE TRANSITION PERIOD FROM       TO

                                TUBOSCOPE INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                   0-18312                  76-0252850
      (STATE OR OTHER        (COMMISSION FILE NO.)        (I.R.S. EMPLOYER
       JURISDICTION                                      IDENTIFICATION NO.)
    OF INCORPORATION OR
       ORGANIZATION)

  2835 HOLMES ROAD, HOUSTON, TEXAS                        77051
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

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 19, 1998, was $929,068,035 based on the closing sales price of such stock on such date.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The number of shares outstanding of the registrant's common stock, as of February 19, 1998 was 44,241,335.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Item 6 of Part II of Annual Report on Form 10-K for the fiscal year ended December 31, 1997 of Tuboscope Inc. is amended in its entirety as follows:

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

--------
(1) The 1996 operating loss includes $63.1 million of charges for the write-off of certain assets, $11.3 million of Drexel transaction costs, and $2.2 million of charges for the write-off of Italian operations. Excluding these costs, operating profit in 1996 was $55.3 million. The 1993 operating profit includes restructuring charges of $13.3 million. Excluding these costs, operating profit in 1993 was $15.7 million.
(2) "EBITDA" means earnings before interest, taxes, depreciation, amortization, restructuring charges, write-off of long-lived assets, Drexel transaction costs, write-off of Italian operations and extraordinary items and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt.
(3) Ratio of EBITDA to interest expense represents an industry ratio that provides an investor with information as to the Company's current ability to meet its interest costs.
(4) For the purpose of this calculation, "earnings" consist of net income
    (loss) before income taxes, write-off of long-lived assets, Drexel transaction costs, write-off of Italian operations, restructuring charges, extraordinary items, and fixed charges. "Fixed charges" consist of interest expense and amortization of debt discount and related expenses believed by management to be representative of the interest factor thereon. Earnings were insufficient to cover fixed charges by $35.0 million in 1996 if the write-off of long-lived assets, Drexel transaction costs, and the write-off of Italian operations is included in earnings. Earnings were insufficient to cover fixed charges by $10.8 million in 1993 if restructuring charges are included in 1993 earnings.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TUBOSCOPE INC.


Dated: February 19, 1998                            /s/ L. E. Simmons
                                          By:__________________________________
                                                      L. E. Simmons
                                                  Chairman of the Board

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                  DATE

    /s/    L. E. Simmons             Chairman of the         February 19, 1998
-----------------------------------   Board
           L. E. Simmons

    /s/  John F. Lauletta            Director, President     February 19, 1998
-----------------------------------   and Chief Executive
         John F. Lauletta             Officer (Principal
                                      Executive Officer)

    /s/  Joseph C. Winkler           Executive Vice          February 19, 1998
-----------------------------------   President, Chief
         Joseph C. Winkler            Financial Officer and
                                      Treasurer (Principal
                                      Financial and
                                      Accounting Officer)

    /s/ Martin I. Greenberg          Vice President,         February 19, 1998
-----------------------------------   Controller,
        Martin I. Greenberg           Assistant Treasurer
                                      and Assistant
                                      Secretary

    /s/   Jerome R. Baier            Director                February 19, 1998
-----------------------------------
          Jerome R. Baier

    /s/   Eric L. Mattson            Director                February 19, 1998
-----------------------------------
          Eric L. Mattson

    /s/ Douglas E. Swanson           Director                February 19, 1998
-----------------------------------
        Douglas E. Swanson