Form 10-Q
period 1998-03-31
TUBOSCOPE INC /DE/
filed 1998-05-15
CIK 860097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

(Mark One)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1998
                                    ----------------------------

                                 OR

     [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------     -----------------

     Commission file number        0-18312
                             ----------------------

                                TUBOSCOPE INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                             76-0252850
---------------------------                               -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

   2835 Holmes Road, Houston, Texas                              77051
--------------------------------------                         ----------
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

               YES   [X]        NO   [_]

     The Registrant had 44,403,282 shares of common stock outstanding as of March 31, 1998.

                                TUBOSCOPE INC.


                                    INDEX



                                                                        Page No.
                                                                       ---------

                        Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Consolidated Balance Sheets -
           March 31, 1998  (unaudited) and December 31, 1997               2

         Unaudited Consolidated Statements of Operations -
           For the Three Months Ended March 31, 1998 and 1997              3

         Unaudited Consolidated Statements of Cash Flows -
           For the Three Months Ended March 31, 1998 and 1997              4

         Notes to Unaudited Consolidated Financial Statements             5-6


Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                          7-9



                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                 10

Signature Page                                                            11

Exhibit Index                                                           12-14

Appendix A - Financial Data Schedule                                    15-16

                        PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements

                                 TUBOSCOPE INC.

                          CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------
                                                                          March 31,    December 31,
                                                                            1998          1997
                                                                         (Unaudited)
                                                                               (In thousands)
                               A S S E T S
                               -----------
Current assets:
   Cash and cash equivalents..........................................    $ 11,830        $ 12,593
   Accounts receivable, net...........................................     151,687         144,067
   Inventory, net.....................................................      86,077          78,317
   Deferred income taxes..............................................         292             984
   Prepaid expenses and other.........................................      11,774          11,755
Total current assets..................................................     261,660         247,716
Property and equipment:
   Land, buildings and leasehold improvements.........................      79,304          79,581
   Operating equipment and equipment issued to customers..............     219,278         208,052
   Accumulated depreciation and amortization..........................     (80,910)        (77,072)
Net property and equipment............................................     217,672         210,561

Identified intangibles, net...........................................      23,336          23,315
Goodwill, net.........................................................     207,843         202,301
Other assets, net.....................................................       2,683           2,274

Total assets..........................................................    $713,194        $686,167
                                                                          ========        ========


                L I A B I L I T I E S  A N D  E Q U I T Y
                -----------------------------------------
Current liabilities:
   Accounts payable...................................................    $ 49,831        $ 43,350
   Accrued liabilities................................................      62,304          76,596
   Income taxes payable...............................................      15,622          15,902
   Current portion of long-term debt and short-term borrowings........      30,067          30,574
Total current liabilities.............................................     157,824         166,422
Long-term debt........................................................     208,285         187,803
Pension liabilities...................................................       8,966           8,916
Deferred taxes payable................................................      21,739          22,239
Other liabilities.....................................................       1,350             754

Total liabilities.....................................................     398,164         386,134
Common stockholders' equity:
Common stock, $.01 par value, 60,000,000 shares authorized, 44,403,282
   shares issued and outstanding (44,235,591 at December 31, 1997)....         444             442
   Paid-in capital....................................................     296,058         294,402
   Retained earnings..................................................      24,388          10,155
   Accumulated other comprehensive income.............................      (5,860)         (4,966)
Total common stockholders' equity.....................................     315,030         300,033
Total liabilities and equity..........................................    $713,194        $686,167
                                                                          ========        ========
--------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997
                                                       ----------   ----------
                                                        (In thousands, except
                                                           per share data)
Revenue..............................................  $  150,181   $  105,501

Costs and expenses:
  Cost of services and products sold.................     103,191       72,574
  Goodwill Amortization..............................       1,505        1,107
  Selling, general and administration................      14,084       11,172
  Research and engineering costs.....................       3,413        2,475
                                                       ----------   ----------
                                                          122,193       87,328
                                                       ----------   ----------
Operating profit.....................................      27,988       18,173
Other expense (income):
  Interest Expense...................................       4,353        3,523
  Interest Income....................................         (89)         (33)
  Foreign Exchange...................................         148          132
  Other, net.........................................         803          455
                                                       ----------   ----------
Income before income taxes...........................      22,773       14,096
Provision for income taxes...........................       8,540        5,498
                                                       ----------   ----------
Net Income...........................................  $   14,233   $    8,598
                                                       ==========   ==========
Earnings Per Common Share:
  Basic Earnings Per Common Share....................  $     0.32   $     0.20
                                                       ==========   ==========
  Dilutive Earnings Per Common Share.................  $     0.30   $     0.19
                                                       ==========   ==========

Weighted average number of common shares outstanding:
  Basic..............................................  44,312,198   42,431,996
                                                       ==========   ==========
  Dilutive...........................................  47,861,221   44,739,811
                                                       ==========   ==========

           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                             1998       1997
                                                           ---------  ---------
                                                              (in thousands)
Cash flows from operating activities:
  Net income.............................................  $  14,233   $  8,598

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization........................      7,421      5,843
    Compensation related to employee 401(k) plan.........        194        114
    Provision for losses on accounts receivable..........        244         --
    Provision for inventory reserve......................         24         --
    Provision for deferred income taxes..................        192        514
    Changes in assets and liabilities, net of effects
     of acquired companies:
        Accounts receivable..............................     (7,864)   (12,655)
        Inventory........................................     (9,728)    (3,326)
        Prepaid expenses and other assets................        (19)    (3,600)
        Accounts payable, and accrued liabilities........     (7,811)     8,942
        Federal and foreign income taxes payable.........       (280)       793
                                                           ---------   --------
    Net cash provided by (used for) operating activities.     (3,394)     5,223
                                                           ---------   --------
Cash flows used for investing activities:
  Capital expenditures...................................     (9,892)    (4,940)
  Business acquisitions, net of cash acquired............     (7,874)     1,734
  Other..................................................     (1,075)      (433)
                                                           ---------   --------
    Net cash used for investing activities...............    (18,841)    (3,639)
                                                           ---------   --------
Cash flows provided by (used for) financing activities:
  Borrowings under financing agreements..................    123,845      1,889
  Principal payments under financing agreements..........   (103,837)    (5,167)
  Proceeds from sale of common stock and warrants........      1,464      1,745
                                                           ---------   --------
    Net cash provided by (used for) financing activities.     21,472     (1,533)
                                                           ---------   --------
Net increase (decrease) in cash and cash equivalents.....       (763)        51

Cash and cash equivalents:
  Beginning of period....................................     12,593     10,407
                                                           ---------   --------
  End of period..........................................  $  11,830   $ 10,458
                                                           =========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the three month period for:
    Interest.............................................  $   4,976   $  2,541
                                                           =========   ========
    Taxes................................................  $   8,607   $  3,634
                                                           =========   ========

           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.

              Notes to Unaudited Consolidated Financial Statements
               For the Three Months Ended March 31, 1998 and 1997
                          and as of December 31, 1997



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

 The financial statements included in this report should be read in conjunction with the Company's 1997 audited consolidated financial statements and accompanying notes.

2.   Inventory

 At March 31, 1998 inventories consist of the following (in thousands):

Components, subassemblies, and expendable parts..................    $ 49,036
Equipment under production.......................................      37,041
                                                                     --------
                                                                     $ 86,077
                                                                     ========

3.   Senior Credit Agreement and Dividend Restrictions

 The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock until the total funded debt to capital ratio (as defined in the Credit Agreement) is not greater than 40%. The Company's total funded debt to capital ratio (calculated as defined under the Credit Agreement) was 43.5% at March 31, 1998.


4.   $100.0 Million Senior Notes

  On February 25, 1998, the Company issued $100.0 million of 7.5% Senior Notes due 2008 ("Notes"). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Bank Credit Facility and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. A portion of the net proceeds from the issuance of the Notes was used by the Company to repay indebtedness outstanding under the Company's Credit Agreement. The remaining net proceeds will be used to finance future acquisitions, working capital and general corporate purposes.

5.   New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which established new rules for the reporting and display of comprehensive income. SFAS No. 130 requires the Company's foreign currency translation adjustments to be added to net income to determine total comprehensive income. Total comprehensive income for the three months ended March 31, 1998 and 1997 was $13,339,000 and $5,724,000 respectively.

  In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related

  Information" (SFAS No. 131) which establishes standards for the way that public companies report information about operating segments in both annual and interim financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 retroactively in the fourth quarter of 1998. The adoption of SFAS No. 131 will not affect the Company's results of operations or financial position, but will increase the Company's disclosure of segment information.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Three Months Ended March 31, 1998 and 1997

Revenue. Revenue was $150.2 million for the first quarter of 1998, an increase of $44.7 million, or 42%, compared to $105.5 million in the first quarter of 1997. The increase was due to strong internal growth in several of the Company's products and markets including international oilfield Inspection, North America Coating, worldwide Solids Control, and Coiled Tubing & Pressure Control Products. In addition, revenue increased due to eleven 1997 acquisitions.

Revenue from the Company's Tubular Services, comprised of Inspection, Coating, and Mill Systems and Sales, was $61.3 million in the first quarter of 1998, up $17.9 million, or 41%, compared to the first quarter of 1997. The increase in Tubular Services revenue was due primarily to the March 7, 1997 acquisition of Fiber Glass Systems, Inc. (a manufacturer of premium fiberglass tubulars used in corrosive oilfield applications) and three 1997 acquisitions of tubular inspection service companies. In addition, the Company's international inspection activity was up in Europe, Latin America, and the Far East. North America Coating operations also produced strong results with revenue up 25% over the first quarter of 1997.

Solids Control revenue was $47.5 million in the first three months of 1998, an increase of $14.3 million, or 43%, compared to the same period of 1997. The increase was due mainly to 26% internal growth in the U.S. Gulf Coast operations, 34% internal growth in Latin America operations, and stronger capital sales in domestic and international markets. In addition, revenue also increased due to the acquisition of six solids control operations in 1997, all subsequent to the first quarter.

Coiled Tubing & Pressure Control Products revenue was $29.1 million for the first quarter of 1998, an increase of $12.3 million, or 74%, over the first quarter of 1997. The increase was due primarily to increased sales of coiled tubing units manufactured by the Company's Hydra Rig operation. In addition, revenue from coiled tubing blowout preventers increased significantly from the prior year. Results for 1998 also benefited from the acquisition of Tulsa Equipment Manufacturing in the fourth quarter of 1997. Backlog for the Coiled Tubing & Pressure Control Products operations was at $48.6 million at March 31, 1998, an increase of 15% from December 31, 1997.

Pipeline and Other Industrial Inspection revenue was $12.3 million in the first quarter of 1998, up slightly from $12.1 million in 1997, as increased Middle East industrial inspection revenue was offset by lower Pipeline revenue as a result of project delays in Latin America.

Gross Profit. Gross profit was $45.5 million in the first quarter of 1998, an increase of $13.7 million, or 43%, over 1997 first quarter gross profit of $31.8 million. The increase was primarily due to the growth in internal revenue and the eleven 1997 acquisitions discussed above. Gross profit percent was up slightly to 30.3% in 1998 from 30.2% in 1997.

Selling, General, and Administrative Costs. Selling, general, and administrative costs were $14.1 million in the first three months of 1998, an increase of $2.9 million, or 26%, from $11.2 million in 1997. The increase was due mainly to the eleven 1997 acquisitions and costs associated with internal incremental growth. Total worldwide employees increased from 3,597 at the end of March 31, 1997 to 4,724 at March 31, 1998. Selling, general, and administrative costs as a percent of revenue was 9.4% in 1998 compared to 10.6% in 1997.

Research and Engineering Costs. Research and engineering costs were $3.4 million for the three months ended March 31, 1998 compared to $2.5 million in the same period of 1997. The increase was due mainly to greater engineering costs in the Company's Pipeline operations associated with the continued commercial development and enhancement of the Company's TruRes(R) "High-Resolution" pipeline tools. In addition, research and engineering costs were up slightly in the Company's Solids Control and Coiled Tubing product lines.

Operating Profit. Operating profit was $28.0 million in the first quarter of 1998 an increase of $9.8 million or 54% compared to 1997. The increase was due primarily to internal growth in Tubular Services, Solids Control, and Coiled Tubing & Pressure Control Products, and the 1997 acquisitions.

Interest Expense. Interest expense was $4.4 million for the first quarter of 1998 compared to $3.5 million in the first quarter of 1997. The increase was due to an increase in debt resulting primarily from the 1997 acquisitions.

Other Expense (Income). Other expense, which includes interest income, foreign exchange, minority interest, and other expense (income), resulted in a net expense of $0.9 million in the first quarter of 1998, up slightly from $0.6 million in the same period of 1997.

Provision for Income Taxes. The Company's effective tax rate for the first quarters of 1998 and 1997 were 37.5% and 39.0%, respectively. These rates are higher than the domestic rate of 35% due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net Income. Net income was $14.2 million in the first quarter of 1998 compared to $8.6 million for the same period of 1997 due to the factors discussed above.

Financial Condition and Liquidity

March 31, 1998

For the three months ended March 31, 1998, the Company used $3.4 million of cash for operating activities compared to cash provided by operations in the first three months of 1997 of $5.2 million. Cash was used in operations during the first three months of 1998 principally as a result of a $7.9 million increase in accounts receivable, a $9.7 million increase in inventory, and a net reduction on accounts payable and accrued liabilities of $7.8 million. The increase in accounts receivable was due primarily to greater equipment sales related to Coiled Tubing and Pressure Control Products late in the first quarter of 1998 compared to the end of the fourth quarter of 1997. Inventory increased $9.7 million mainly as a result of greater backlogs and resulting work in process in Coiled Tubing and Pressure Control Products and greater work in process
associated with anticipated future Mill equipment sales.   The decrease in
accounts payable and accrued liabilities was due to 1998 payments made on acquisitions which were completed late in 1997 and 1998 bonus payments related to 1997 compensation.

For the three months ended March 31, 1998, the Company used $18.8 million of cash from investing activities compared to a usage of $3.6 million in the same period of 1997. Capital expenditures of $9.9 million for the first quarter of 1998 were concentrated primarily in the fast growing Latin America, Canadian, and Gulf Coast markets for solids control and oilfield inspection equipment. The Company also incurred capital spending for its high resolution pipeline inspection units and new Navasota, Texas coating plant in the first quarter of 1998. Business acquisitions of $7.9 million were primarily related to Baytron, Inc. (Baytron), a provider of drilling instrumentation systems and related equipment to operators and drilling contractors throughout the Gulf of Mexico.

For the three months ended March 31, 1998, the Company generated $21.5 million of cash from financing activities. Net borrowings associated with the issue of $100.0 million of 7 1/2% Senior Notes due 2008 ("Notes") offset to some extent by the partial repayment of indebtedness outstanding under the Company's Credit Agreement represented the main source of cash flow. In addition, the Company generated proceeds from the sale $1.5 million of common stock.

Current and long-term debt was $238.4 million at March 31, 1998, an increase of $20.0 million from the $218.4 million outstanding at December 31, 1997. The increase was mainly due to the acquisition of Baytron and 1998 payments on acquisitions completed late in 1997. The Company's outstanding debt at March 31, 1998 consisted of $100.0 million of Notes, $110.4 million of term loans due under the Company's Senior Credit Agreement, $11.0 million due under the Company's $100.0 revolving credit facility, $4.0 million associated with the acquisition of Gauthier Brothers, $3.9 million associated with the acquisition of Fiber Glass Systems, Inc., and other debt of $9.1 million.

At March 31, 1998, the Company had outstanding letters of credit of $6.8 million. The available facility on the Company's $100.0 million revolving credit facility and $5 million swingline facility was $83.7 million and $3.0 million, respectively, at March 31, 1998.

Operating Environment

During the first quarter of 1998, activity levels in the Company's worldwide markets were generally greater than the first quarter of 1997. However, commencing in the fourth quarter of 1997 and continuing through the first quarter of 1998, the average price of West Texas Intermediate Crude (WTI) began to decline. The average price of WTI was down 31% to $15.83 per barrel in the first quarter of 1998 compared to the first quarter 1997 average of $22.86 per barrel. In addition, natural gas prices declined by 13% in the first three months of 1998 compared to the same period of 1997. While this downturn in oil and gas prices did not significantly impact the Company's operating results in the first quarter of 1998, the Company believes that a continuation of such low price levels for oil and natural gas would impact the rate of the Company's internal growth in the future.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, risks associated with the Company's significant foreign operations, compliance with environmental laws, risks associated with growth through the acquisitions and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the caption "Factors Affecting Future Operating Results."

Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 12.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TUBOSCOPE INC.
                                                (Registrant)



Date:   May 14, 1998                     /s/ Joseph C. Winkler
------------------------                 ------------------------------
                                         Joseph C. Winkler
                                         Executive Vice President,
                                         Chief Financial Officer
                                         and Treasurer (Duly Authorized Officer,
                                         Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX

   Exhibit
     No.                                         Description                                            Note No.
-----------                                      -----------                                          -----------
    2(a)    Agreement and Plan of Merger, dated as of January 3, 1996, among Tuboscope Vetco           (Note 12)
            International Corporation, Grow Acquisition Limited and D.O.S. Ltd.
    2(b)    Share Purchase Agreement dated as of May 31, 1996 between TVI Wadeco Inc., J & S           (Note 15)
            Hokanson Investments Ltd., John Hokanson, Douglass Bell, Robert Russell,
            Richard Rutherford and Wadeco Oilfield Services. Ltd.
    2(c)    Stock Purchase and Sale Agreement dated as of September 6, 1996 by and among               (Note 16)
            Tuboscope Pipeline Services, Inc., Vetco Pipeline Services, Inc., Rauma
            USA, Inc. and Rauma Corporation
    2(d)    Addendum No. 1 to Stock Purchase and Sale Agreement dated as of September 20, 1996         (Note 16)
            by and among Tuboscope Pipeline Services, Inc., Vetco Pipeline Services,
            Inc., Rauma USA, Inc. and Rauma Corporation
    2(e)    Addendum  No. 2 to Stock Purchase and Sale Agreement dated as of September 20, 1996        (Note 16)
            by and among Tuboscope Pipeline Services, Inc., Vetco  Pipeline Services, Inc., Rauma
            USA, Inc. and Rauma Corporation
    3(a)    Restated Certificate of Incorporation, dated March 12, 1990                                (Note 7)
    3(b)    Amended and Restated Bylaws.                                                               (Note 2)
    3(c)    Certificate of Designation of Series A Convertible Preferred Stock, dated October 22,      (Note 3)
            1991.
    3(d)    Certificate of Amendment to Restated Certificate of Incorporation dated May 12, 1992.      (Note 10)
    3(e)    Certificate of Amendment to Restated Certificate of Incorporation dated May 10, 1994.      (Note 11)
    3(f)    Certificate of Amendment to Restated Certificate of Incorporation dated April 24, 1996     (Note 21)
    3(g)    Certificate of Amendment to Restated Certificate of Incorporation dated June 3, 1997       (Note 22)
    4(a)    Stockholders' Agreement, dated May 13, 1988, between the Company, Brentwood, Hub, the      (Note 1)
            Management Investors, the Other Investors, and the Institutional Investors, including the Common Stock Registration Rights Agreement attached thereto as Exhibit A.
    4(b)    Indenture (including the form of Note), dated as of April 1, 1993, among Tuboscope Vetco   (Note 4)
            International Inc., the Company and Norwest Bank Minnesota, National Association, as
            Trustee, regarding the 10 3/4% Senior Subordinated Notes due 2003 of Tuboscope Vetco
            International Inc.
    4(c)    Supplemental Indenture dated as of December 18, 1996, among Tuboscope Vetco                (Note 19)
            International Inc., the Company and Norwest Bank Minnesota, National Association, as
            Trustee, regarding the 10 3/4% Senior Subordinated Notes due 2003 of Tuboscope Vetco
            International Inc.
    4(d)    Various documentation relating to $1,000,000 Alaska Industrial Revenue Bond financing.
            (Not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company
            hereby agrees to furnish copies of relevant documentation to the Securities and Exchange
            Commission upon request).
    4(e)    Various documentation relating to $1,000,000 Wyoming Industrial Revenue Bond financing.
            (Not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.  The Company
            hereby agrees to furnish copies of relevant documentation to the Securities and Exchange
            Commission upon request).
    4(f)    Various promissory notes in the aggregate principal amount of $4,000,000 relating to the acquisition of Sound Optics Systems, Inc., dba South Optical Systems, Inc. (Not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.  The Company hereby agrees

   Exhibit
     No.                                         Description                                             Note No.
-----------                                      -----------                                           -----------
            to furnish copies of the relevant documentation to the Securities Exchange Commission upon request).
    4(g)    Amended and Restated Secured Credit Agreement dated as of February 9, 1998 between         (Note 24)
            Tuboscope Inc. and Chase Bank of Texas, National Association, ABN Amro Bank N.V.,
            Houston Agency, and the other Lenders Party Thereto, and ABN Amro Bank N.V., Houston
            Agency as Administrative Agent.
    4(h)    Indenture, dated as of February 25, 1998, between Tuboscope Inc., the Guarantors named     (Note 24)
            therein and The Bank of New York Trust Company of Florida, as trustee, relating to
            $100,000,000 aggregate principal amount of 7 1/2% Senior Notes due 2008.
    4(i)    Registration Rights Agreement, dated as of February 25, 1998, between Tuboscope Inc.,      (Note 24)
            Credit Suisse First Boston Corporation, ABN AMRO Incorporated, Chase Securities Inc.
            and Salomon Brothers Inc.
   10(a)    Savings Investment Plan, dated May 13, 1998, as amended by First Amendment to Savings      (Note 1)
            Investment Plan.
   10(b)    Second, Third and Fourth Amendments to Savings Investment Plan.                            (Note 4)
   10(c)    Fifth, Sixth and Seventh Amendments to Savings Investment Plan.                            (Note 8)
   10(d)    Supplementary Agreement Fixed Rental Scheme, dated May 19, 1989, between Jurong            (Note 1)
            Town Corporation and AMF Far East Pte. Ltd.
   10(e)    Description of Life Insurance Plan.                                                        (Note 1)
   10(f)    Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco                (Note 5)
            International Corporation.
   10(g)    Form of Revised Incentive Stock Option Agreement.                                          (Note 5)
   10(h)    Form of Revised Non-Qualified Stock Option Agreement                                       (Note 5)
   10(i)    Stock Option Plan for Non-Employee Directors of Tuboscope Vetco International              (Note 6)
            Corporation.
   10(j)    Amendment to Stock Option Plan for Non-Employee Directors of Tuboscope Vetco               (Note 6)
            International Corporation.
   10(k)    Form of Non-Qualified Stock Option Agreement                                               (Note 6)
   10(l)    Employee Qualified Stock Purchase Plan.                                                    (Note 8)
   10(m)    Purchase Agreement, dated as of September 30, 1991, between the Company and BHI            (Note 3)
            relating to the Vetco Services Acquisition.
   10(o)    Technology Transfer Agreement, dated as of October 29, 1991, between Tuboscope Inc.        (Note 3)
            and BHI.
   10(p)    Lease Agreement with respect to Celle, Germany facility.                                   (Note 3)
   10(q)    Building Agreement for Land at Jurong, dated May 5, 1983, between Jurong Town              (Note 3)
            Corporation and Vetco International Inc.
   10(r)    Lease between J.G.B. Properties Limited and Vetco Inspection GmbH.                         (Note 3)
   10(s)    Eighth and Ninth Amendment to Savings Investment Plan.                                     (Note 9)
   10(t)    Subscription Agreement, dated as of January 3, 1996, by and between Tuboscope Vetco        (Note 12)
            International Corporation and SCF-III, L.P.
   10(u)    Exchange Agreement, dated as of January 3, 1996, among Tuboscope Vetco International       (Note 13)
            Corporation and Baker Hughes Incorporated.
   10(v)    Voting Agreement, dated as of January 3, 1996, among Tuboscope Vetco International         (Note 12)
            Corporation, D.O.S. Ltd., D.O.S. Partners, L.P., Panmell (Holdings), Ltd, and Zink
            Industries Limited.
   10(w)    Voting Agreement, dated as of January 3, 1996, among D.O.S. Ltd., Brentwood                (Note 12)
            Associates IV, L.P. and Baker Hughes Incorporated.
   10(x)    Form of Amended and Restated Executive Agreement.                                          (Note 13)

   Exhibit
     No.                                         Description                                            Note No.
-----------                                      -----------                                           ---------
  10(y)     Master Lease Agreement, dated December 18, 1995, between the Company and Heller            (Note 13)
            Financial Leasing, Inc.
  10(z)     1996 Equity Participation Plan.                                                            (Note 17)
  10(aa)    D.O.S. Ltd. 1993 Stock Option Plan.                                                        (Note 18)
  10(bb)    Agreement and Plan of Merger dated as of March 7, 1997 by and among Tuboscope              (Note 20)
            Vetco International Corporation, FGS Acquisition Corp. and Fiber Glass
            Systems Inc.
  10(cc)    Purchase Agreement, dated as of February 19, 1998, between Tuboscope Inc.,                 (Note 24)
            Credit Suisse First Boston Corporation, ABN AMRO Incorporated, Chase Securities
            Inc. and Salomon Brothers Inc.
  21        Subsidiaries                                                                               (Note 23)
  27        Financial Data                                                                             Exhibit 27
-----------

-----------
 Note 1     Previously filed by the Registrant in Registration No. 33-31102 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 2     Previously filed by the Registrant in Registration No. 33-33248 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 3     Previously filed by the Registrant in File No. 33-43525 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.

   Exhibit
     No.                                         Description
-----------                                      -----------
 Note 4     Previously filed by the Registrant in Registration No. 33-56182 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 5     Previously filed by the Registrant in Registration No. 33-72150 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 6     Previously filed by the Registrant in Registration No. 33-72072 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 7     Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
            1990 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 8     Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
            1993 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 9     Previously filed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 10    Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 11    Previously filed in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders and
            incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 12    Previously filed in the Company's Current Report on Form 8-K filed on  January 16, 1996 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 13    Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 14    Previously filed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 15    Previously filed in the Company's Current Report on Form 8-K filed on June 14, 1996, as amended by
            Amendment No. 1 on Form 8-K/A filed on August 2, 1996, and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 16    Previously filed in the Company's Current Report on Form 8-K filed on October 7, 1996, as amended by
            Amendment No. 1 filed on November 12, 1996, and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.


                                                 Description                                            Note No.
-----------                                      -----------                                           ---------
 Note 17    Previously filed by the Company in Registration No. 333-05233 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 18    Previously filed by the Company in Registration No. 333-05237 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 19    Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1996 and incorporated by reference herein pursuant to rule 12b-32 of the
            Exchange Act.
 Note 20    Previously filed in the Company's current report on Form 8-K filed on March 19, 1997, as amended by Amendment No. 1 filed on May 7, 1997, and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 21    Previously filed by the Company as Appendix E in Registration No. 333-01869 and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 22    Previously filed in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders
            and incorporated by reference herein pursuant to Rule 12b-32 of the Exchange Act.
 Note 23    Previously filed in the Company's Annual Report on Form 10-K for the fiscal year ended December
            31, 1997 and incorporated by reference herein pursuant to rule 12b-32 of the Exchange Act.
 Note 24    Previously filed by Registrant in File No. 333-51115 and incorporated by references herein pursuant to Rule 12b-32 of the Exchange Act.