Form 10-Q
period 1998-06-30
TUBOSCOPE INC /DE/
filed 1998-08-14
CIK 860097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10Q

(Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended       June 30, 1998
                                    ----------------------

                                 OR

     [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________
     Commission file number    0-18312
                            ------------



                                TUBOSCOPE INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          Delaware                                      76-0252850
-------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)



 2835 Holmes Road, Houston, Texas                          77051
 --------------------------------                  -------------------
(Address of principal executive offices)  (Zip Code)



                                (713) 799-5100
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES     X        NO
                  ----------       --------

     The Registrant had 45,410,530 shares of common stock outstanding as of June 30, 1998.

                                TUBOSCOPE INC.

                                     INDEX



                                                                   Page No.
                                                                   --------

                        Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements:
         Consolidated Balance Sheets -
           June 30, 1998  (unaudited) and December 31, 1997             2

         Unaudited Consolidated Statements of Operations -
           For the Three and Six Months Ended June 30, 1998 and 1997    3

         Unaudited Consolidated Statements of Cash Flows -
           For the Six Months Ended June 30, 1998 and 1997              4

         Notes to Unaudited Consolidated Financial Statements          5-6


Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                       7-9


                          Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders           10

Item 6.  Exhibits and Reports on Form 8-K                              10

Signature Page                                                         11

Exhibit Index                                                         12-13

Appendix A - Financial Data Schedule                                  14-15

                        PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements

                                 TUBOSCOPE INC.
                          CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30,                December 31,
                                                                                                1998                      1997
                                                                                              ---------                ------------
                                                                                             (unaudited)
                                                                                                        (In thousands)
                                          A S S E T S
                                          -----------
Current assets:
     Cash and cash equivalents............................................................     $  9,120                   $ 12,593
     Accounts receivable, net.............................................................      151,721                    144,067
     Inventory, net.......................................................................       98,292                     78,317
     Deferred income taxes................................................................           --                        984
     Prepaid expenses and other...........................................................        9,326                     11,755
                                                                                               --------                   --------
        Total current assets..............................................................      268,459                    247,716
                                                                                               --------                   --------
Property and equipment:
     Land, buildings, and leasehold improvements..........................................       80,289                     79,581
     Operating equipment and equipment leased to customers................................      234,575                    208,052
     Accumulated depreciation and amortization............................................      (86,129)                   (77,072)
                                                                                               --------                   --------
        Net property and equipment........................................................      228,735                    210,561
Identified intangibles, net...............................................................       22,624                     23,315
Goodwill, net.............................................................................      214,558                    202,301
Other assets, net.........................................................................        3,055                      2,274
                                                                                               --------                   --------
        Total assets......................................................................     $737,431                   $686,167
                                                                                               ========                   ========

                          L I A B I L I T I E S  A N D  E Q U I T Y
                          -----------------------------------------
Current liabilities:
     Accounts payable.....................................................................     $ 39,699                   $ 43,350
     Accrued liabilities..................................................................       54,453                     76,596
     Income taxes payable.................................................................       10,904                     15,902
     Current portion of long-term debt and short-term borrowings..........................       31,988                     30,574
                                                                                               --------                   --------
        Total current liabilities.........................................................      137,044                    166,422
Long-term debt.............................................................................     228,725                    187,803
Pension liabilities........................................................................       8,996                      8,916
Deferred taxes payable.....................................................................      23,288                     22,239
Other liabilities..........................................................................       2,566                        754
                                                                                               --------                   --------
        Total liabilities..................................................................     400,619                    386,134
                                                                                               --------                   --------
Common stockholders' equity:
     Common stock, $.01 par value, 60,000,000 shares authorized, 45,410,530
        shares issued and outstanding (44,235,591 at December 31, 1997)....................         454                        442
     Paid-in capital.......................................................................     304,644                    294,402
     Retained earnings.....................................................................      39,275                     10,155
     Cumulative translation adjustment.....................................................      (7,561)                    (4,966)
                                                                                               --------                   --------
        Total common stockholders' equity..................................................     336,812                    300,033
                                                                                               --------                   --------
        Total liabilities and equity.......................................................    $737,431                   $686,167
                                                                                               ========                   ========
------------------------------------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                                 1998              1997              1998              1997
                                                                      (in thousands, except share and per share data)
Revenue ..................................................   $   153,522       $   125,995       $   303,703       $   231,496
Costs and expenses:
Costs of services and products sold.......................       106,151            84,278           209,342           156,852
   Goodwill amortization..................................         1,629             1,207             3,134             2,314
   Selling, general and administration....................        14,162            12,845            28,246            24,017
   Research and engineering costs.........................         3,173             2,511             6,586             4,986
                                                             -----------       -----------       -----------       -----------
                                                                 125,115           100,841           247,308           188,169
                                                             -----------       -----------       -----------       -----------
Operating profit..........................................        28,407            25,154            56,395            43,327
Other expense (income):
   Interest expense.......................................         4,616             3,567             8,969             7,090
   Interest income........................................          (195)              (90)             (284)             (123)
   Foreign exchange.......................................           169               185               317               317
   Other, net.............................................            (2)              776               801             1,231
                                                             -----------       -----------       -----------       -----------
Income before income taxes................................        23,819            20,716            46,592            34,812
Provision for income taxes................................         8,932             7,769            17,472            13,267
                                                             -----------       -----------       -----------       -----------
Net income................................................   $    14,887       $    12,947       $    29,120       $    21,545
                                                             ===========       ===========       ===========       ===========

Earnings per common share:
   Basic earnings per common share........................         $0.33             $0.30             $0.65             $0.50
                                                             ===========       ===========       ===========       ===========
   Dilutive earnings per common share.....................         $0.31             $0.28             $0.61             $0.48
                                                             ===========       ===========       ===========       ===========

Weighted average number of common shares outstanding:
   Basic..................................................    45,153,058        43,626,560        44,732,628        43,029,278
                                                             ===========       ===========       ===========       ===========
   Dilutive...............................................    48,404,246        45,656,477        48,132,733        44,910,425
                                                             ===========       ===========       ===========       ===========
------------------------------------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                              1998             1997
                                                                                         -------------     ------------
                                                                                                (in thousands)
Cash flows from operating activities:
     Net income........................................................................     $  29,120         $ 21,545
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization..................................................        14,910           11,605
        Compensation related to employee 401(K) plan...................................           432              197
        Provision for losses on accounts receivable....................................           292              650
        Provision for inventory reserve................................................            48              500
        Provision for deferred income taxes............................................           713            4,401
        Changes in assets and liabilities, net of effects of acquired companies:
         Accounts receivable...........................................................        (3,843)         (24,436)
         Inventory.....................................................................       (16,383)         (14,130)
         Prepaid expenses and other assets.............................................         2,551           (4,283)
         Accounts payable, accrued liabilities, and pension liabilities................       (17,970)           7,448
         Federal and foreign income taxes payable......................................        (4,998)           3,705
                                                                                            ---------         --------
        Net cash provided by operating activities......................................         4,872            7,202
                                                                                            ---------         --------
Cash flows used for investing activities:
     Capital expenditures..............................................................       (20,759)         (12,092)
     Business acquisitions, net of cash acquired.......................................       (23,691)           1,334
     Other.............................................................................        (1,570)            (644)
                                                                                            ---------         --------
        Net cash used for investing activities.........................................       (46,020)         (11,402)
                                                                                            ---------         --------
Cash flows provided by financing activities:
     Borrowings under financing agreements.............................................       153,235           13,000
     Principal payments under financing agreements.....................................      (115,935)          (9,412)
     Proceeds from sale of common stock, net...........................................           375            2,152
                                                                                            ---------         --------
        Net cash provided by financing activities......................................        37,675            5,740
                                                                                            ---------         --------

Net increase (decrease) in cash and cash equivalents...................................        (3,473)           1,540
Cash and cash equivalents:
     Beginning of period...............................................................        12,593           10,407
                                                                                            ---------         --------
     End of period.....................................................................     $   9,120         $ 11,947
                                                                                            =========         ========
Supplemental disclosure of cash flow information:
     Cash paid during the six month period for:
       Interest........................................................................    $   7,108         $  5,775
                                                                                           =========         ========
       Taxes...........................................................................    $  19,903         $  5,614
                                                                                           =========         ========

           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.

              Notes to Unaudited Consolidated Financial Statements
                For the Six Months Ended June 30, 1998 and 1997
                          and as of December 31, 1997

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

 The financial statements included in this report should be read in conjunction with the Company's 1997 audited consolidated financial statements and accompanying notes included in the Company's 1997 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.

2.  Inventory

 At June 30, 1998 inventories consist of the following (in thousands):

 Components, subassemblies, and expendable parts..................   $56,728
 Equipment under production.......................................    41,564
                                                                     -------
                                                                     $98,292
                                                                     =======

3.  Senior Credit Agreement and Dividend Restrictions

 The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock unless the total funded debt to capital ratio (as defined in the Senior Credit Agreement) is less than or equal to 40%. The Company's total funded debt to capital ratio (calculated as defined under the Senior Credit Agreement) was 44.1% at June 30, 1998.

4.  $100.0 Million Senior Notes

  On February 25, 1998, the Company issued $100.0 million of 7.5% Senior Notes due 2008 ("Notes"). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Senior Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. A portion of the net proceeds from the issuance of the Notes was used by the Company to repay indebtedness outstanding under the Senior Credit Agreement. The remaining net proceeds were used to finance acquisitions and for general corporate purposes.

5.  New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which established new rules for the reporting and display of comprehensive income. SFAS No. 130 requires the Company's foreign currency translation adjustments to be added to net income to determine total comprehensive income. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $26,525,000 and $18,487,000 respectively. The difference between net income of $29,120,000 and total comprehensive income of $26,525,000 for the first six months of 1998 was due to a negative change in cumulative translation adjustment of

  $2,595,000.

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

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, the Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

Three and Six Months Ended June 30, 1998 and 1997

Revenue. Revenue was $153.5 million and $303.7 million for the second quarter and first half of 1998, respectively, representing increases of $27.5 million (22%) and $72.2 million (31%), respectively, from the same periods of 1997. The increases were primarily due to eleven 1997 acquisitions, four 1998 acquisitions, and strong internal growth in several of the Company's products and markets including Coiled Tubing & Pressure Control Products, Solids Control equipment sales, Mill equipment sales, and Far East Inspection services. The drop in oil prices in the first half of 1998 and the related decline in rig activity in the second quarter of 1998 began to have an effect on some of the Company's products and markets in the second quarter of 1998. The effect of these market conditions on the Company's operations is expected to be greater in the second half of 1998--see discussion under "Current Operating Environment" below.

Revenue from the Company's Tubular Services, comprised of Inspection, Coating, and Mill Systems and Sales was approximately $62.4 million and $123.7 million for the three and six months ending June 30, 1998, respectively. These results represented increases of $7.4 million (13%) and $25.3 million (26%), respectively, over the prior year periods. The increases in Tubular Services revenue were mainly related to the acquisition of two tubular inspection operations in each of 1997 and 1998, the acquisition of Fiber Glass Systems,
Inc. (FGS) in March 1997, and stronger Far East inspection operations.   U.S.
Coating operations and Mill equipment sales were also up in the second quarter and first half of 1998 compared to the same periods of 1997. These results were offset to some extent by lower coating revenue in Europe and Canada.

Solids Control revenue was $43.7 million and $91.2 million for the second quarter and first half of 1998, representing increases of $9.6 million (28%) and $23.9 million (36%), respectively, over the same periods of 1997. The increases were primarily due to greater solids control equipment and screen sales in the first half of 1998, greater revenue from the Company's Canadian operations, and six acquisitions since the second quarter of 1997. These increases were offset to some extent by lower revenue from U.S. and Latin America rental operations in the second quarter of 1998.

Coiled Tubing & Pressure Control Products revenue was $31.2 million and $60.3 million for the three and six months ending June 30, 1998, respectively. These results represented increases of $10.6 million (51%) and $22.9 million (61%), respectively, over the prior year periods. The increases were driven by a continued strong market demand for the Company's Hydra Rig coiled tubing units, wireline units, and related well remediation and drilling equipment. In addition, revenue from coiled tubing blowout preventors manufactured by the Company's Texas Oil Tools operation also increased significantly over the prior year periods. Results for 1998 also benefited from the acquisition of Tulsa Equipment Manufacturing in the fourth quarter of 1997 and Eastern Oil Tools in the second quarter of 1998. Backlog for the Coiled Tubing & Pressure Control Products operations was $52.2 million at June 30, 1998, an increase of 24% from December 31, 1997.

Pipeline and Other Industrial Inspection revenue was $16.2 million and $28.5 million for the second quarter and first six months of 1998, respectively, representing a decrease of $0.1 million compared to the second quarter of 1997 and an increase of $0.1 million compared to the first half of 1997. Pipeline inspection revenue declined in 1998 due to a non-recurring equipment sale to the China market in the second quarter of 1997 and project delays in Latin America operations in the second quarter of 1998. These declines were offset to some extent by greater revenue from Middle East Industrial Inspection operations.

Gross Profit. Gross profit was $47.4 million (31% of revenue) and $94.4 million (31% of revenue) for the second quarter and first half of 1998 compared to $41.7 million (33% of revenue) and $74.6 million (32% of revenue), respectively, for the same periods of 1997. The increases were primarily due to the growth in internal revenue and the 1997 and 1998 acquisitions discussed above. Gross profit percentages were down slightly in 1998 due to a change in revenue mix as a greater percentage of the Company's 1998 revenue originated from product lines that have lower margins.

Selling, General and Administrative Costs. Selling, general and administrative costs were $14.2 million and $28.2 million in the second quarter and first half of 1998, respectively, representing increases of $1.3 million and $4.2 million, respectively, over the same periods of 1997. The increases were due mainly to the eleven 1997 acquisitions and four 1998 acquisitions, and costs associated with internal incremental growth. Total worldwide employees increased from 3,877 at the end of June 30, 1997 to 4,534 at June 30, 1998. Selling, general and administrative costs as a percent of revenue was 9.2% and 9.3% for the second quarter and first half of 1998, respectively, compared to 10.2% and 10.4% in the same periods of 1997.

Research and Engineering Costs. Research and engineering costs were $3.2 million and $6.6 million for the three and six months ended June 30, 1998 compared to $2.5 million and $5.0 million in the second quarter and first half of 1997. The increase was due mainly to greater engineering costs in the Company's Pipeline operations associated with the continued commercial development and enhancement of the Company's TruRes(R) "High-Resolution" pipeline tools. In addition, research and engineering costs were up in the Company's Solids Control and Coiled Tubing product lines.

Operating Profit. Operating profit was $28.4 million and $56.4 million in the second quarter and first half of 1998 compared to operating profit of $25.2 million and $43.3 million, respectively, in the same periods of 1997. The increase was primarily due to the internal growth due to increased equipment sales in the Coiled Tubing & Pressure Control Products, Solids Control, and Mill Systems and Sales product lines, and the 1997 and 1998 acquisitions.

Interest Expense. Interest expense was $4.6 million and $9.0 million in the three and six months ended June 30, 1998, respectively, an increase of $1.0 million and $1.9 million, respectively, over the same periods of 1997. The increase was due to an increase in debt resulting primarily from the 1997 and 1998 acquisitions.

Other Expense (Income). Other expense (income), which includes interest income, foreign exchange, minority interest, and other expense (income), resulted in a net expense of $0.8 million in the first half of 1998 down slightly from $1.4 million in the same period of 1997.

Provision for Income Taxes. The Company's effective tax rate for the second quarter and first half of 1998 was 37.5% compared to 37.5% and 38.1% for the same periods of 1997. These rates are higher than the domestic rate of 35% due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign exchange earnings subject to tax rates differing from domestic rates.

Net income. The second quarter and first half 1998 net income was $14.9 million and $29.1 million, respectively, compared to the second quarter and first half 1997 net income of $12.9 million and $21.5 million, respectively. The improvement is due to the factors discussed above.

Financial Condition and Liquidity

June 30, 1998

For the six months ended June 30, 1998, cash provided by operating activities was $4.9 million compared to cash provided by operating activities of $7.2 million in the first six months of 1997. Cash was used in operations during the first six months of 1998 principally as a result of a $16.4 million increase in inventory, a $3.8 million increase in accounts receivable, a net reduction in accounts payable and accrued liabilities of $18.0 million, and a reduction in federal income taxes payable of $5.0 million. The increase in inventory was due to greater backlog and resulting work in process in Coiled Tubing & Pressure Control Products, greater work in process associated with anticipated future Mill equipment sales, and greater work in process due to the construction of the new TruRes(R) "High-Resolution" pipeline tools. Accounts receivable increased due to greater second quarter 1998 revenue compared to the fourth quarter of 1997 and acquisitions late in the second quarter of 1998. The decrease in accounts payable and accrued liabilities was due to 1998 payments made on acquisitions which were completed in 1997 and 1998 bonus payments related to 1997 compensation. Current federal and foreign income taxes payable decreased due to tax payments in the first half of 1998.

For the six months ended June 30, 1998, the Company used $46.0 million of cash from investing activities compared to $11.4 million in the same period of 1997. Capital expenditures of $20.8 million for the first half of 1998 were primarily related to the Company's new Navasota coating plant, thermal desorption units in Latin America, new truscope units (high speed ultrasonic inspection systems) in the U.S., and additional solids control equipment (centrifuges and shakers) for certain growing markets in Latin America. Business acquisitions of $23.7 million were primarily related to the following acquisitions: Baytron, Inc. (a provider of drilling instrumentation systems and related equipment to operators and drilling contractors throughout the Gulf of Mexico), Pacific Inspection Company (the leading provider of oilfield tubular inspection services in California), and Eastern Oil Tools (a worldwide provider of wireline units and pressure control equipment).

For the six months ended June 30, 1998, the Company generated $37.7 million of cash from financing activities. The cash from financing activities was generated by net borrowings associated with the issue of $100.0 million of 7.5% Senior Notes due 2008 ("Notes") offset to some extent by the partial repayment of indebtedness outstanding under the Company's Credit Agreement.

Current and long-term debt was $260.7 million at June 30, 1998, an increase of $42.3 million from the $218.4 million outstanding at December 31, 1997. The increase was mainly due to the 1998 acquisitions discussed above and 1998 payments on acquisitions completed late in 1997. The Company's outstanding debt at June 30, 1998 consisted of $100.0 million of Notes, $105.5 million of term loans due under the Company's Senior Credit Agreement, $32.0 million due under the Company's $100.0 million revolving credit facility, $3.3 million due under the Company's $5.0 million swingline facility, $4.0 million associated with the December 1996 acquisition of Gauthier Brothers, $3.5 million associated with the acquisition of FGS, and other debt of $12.4 million.

At June 30, 1998, the Company had outstanding letters of credit of $6.8 million. The available facility on the Company's $100.0 million revolving credit facility and $5 million swingline facility was $62.6 million and $0.3 million, respectively, at June 30, 1998.

Current Operating Environment

Commencing in the fourth quarter of 1997 and continuing through the first half of 1998, the average price of West Texas Intermediate Crude (WTI) has declined significantly. The Company believes the decline was caused by several factors including rising reported world oil inventories, the financial crisis in Asia, an increase in worldwide production, uncertainties regarding compliance with worldwide quotas and temperate weather conditions. The average price of WTI was $14.61 and $15.22 for the second quarter and first six months of 1998, respectively, representing declines of 27% and 29% from the same periods of 1997. In addition, natural gas prices declined by 5% in the first half of 1998 compared to the first half of 1997. Rig activity, an historical benchmark of the Company's activity level, was down worldwide in the second quarter of 1998; U.S. (7%), Canada (32%), and International (2%) all experienced lower rig activity compared to the second quarter of 1997. Rig activity in July 1998 dropped further as the U.S. average rig count was down 16% and Canada average rig count was down 42% from July 1997. While this downturn in oil and gas prices and rig activity did not significantly impact the Company's operating results in the first half of 1998, the continuation of these market conditions could impact the Company's results of operations in the second half of 1998.

Forward Looking Statements

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, risks associated with growth through acquisitions and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the caption "Factors Affecting Future Operating Results."

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 8, 1998 for the following purposes:

1. Proposal One:  The election of the members of the Tuboscope Board of
   ------------
   Directors.


         Name                   For            Against
         ----                   ---            -------
    Jerome Baier            40,558,219          51,479
    John F. Lauletta        40,550,218          59,480
    Eric L. Mattson         40,558,219          51,479
    L.E. Simmons            40,557,319          52,379
    Douglas E. Swanson      40,554,652          55,046
    Jeffrey A. Smisek       40,554,919          54,779


2. Proposal Two:  Approval of an amendment to the Company's Qualified Stock
   -------------
   Purchase Plan, as amended, to increase the number of shares of the Company's Common Stock available for issuance thereunder.


           For        Against        Abstain
           ---        -------        -------
        40,381,109    187,534        41,055


3. Proposal Three:  The ratification of the selection of Ernst & Young as the
   ---------------
   Company's independent auditors.


           For        Against        Abstain
           ---        -------        -------
        40,572,248      7,099        30,351


Item 6.  Exhibits and reports on Form 8-K

         (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 12.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TUBOSCOPE INC.
                                          --------------
                                           (Registrant)



Date:   August 13, 1998                  /s/ Joseph C. Winkler
------------------------------------     ---------------------------------------
                                         Joseph C. Winkler
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer (Duly
                                         Authorized Officer, Principal
                                         Financial and Accounting Officer)

                                 EXHIBIT INDEX


     Exhibit No.                                  Description                                                      Note No.
     -----------                                  -----------                                                      --------
         3.1             Amended and Restated Bylaws.                                                              (Note 2)
         3.2             Restated Certificate of Incorporation, dated March 12, 1990.                              (Note 7)
         3.3             Certificate of Amendment to Restated Certificate of Incorporation dated May 12,           (Note 8)
                         1992.
         3.4             Certificate of Amendment to Restated Certificate of Incorporation dated May  10,          (Note 10)
                         1994.
         3.5             Certificate of Amendment  to Restated Certificate of Incorporation dated April 24,        (Note 17)
                         1996.
         3.6             Certificate of Amendment to Restated Certificate of Incorporation dated June 3, 1997.     (Note 18)
         4.1             Registration Rights Agreement dated May 13, 1998 among the Company, Brentwood             (Note 1)
                         Associates, Hub Associates IV, L.P., and the investors listed therein.
         4.2             Purchase Agreement dated as of October 1, 1991 between the Company and Baker              (Note 3)
                         Hughes Incorporated regarding certain registration rights.
         4.3             Exchange Agreement, dated as of January 3, 1996, among the Company and Baker              (Note 11)
                         Hughes Incorporated.
         4.4             Registration Rights Agreement dated April 24, 1996 among the Company, SCF III,            (Note 15)
                         L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink Industries Limited.
         4.5             Registration Rights Agreement dated March 7, 1997 among the Company and certain           (Note 16)
                         stockholders of Fiber Glass Systems, Inc.
         4.6             Warrant for the Purchase of Shares of Common Stock Expiring December 31, 2000             (Note 15)
                         between the Company and SCF III, L.P. regarding 2,533,000 shares, dated January
                         3, 1996.
         4.7             Warrant for the Purchase of Shares of Common stock expiring December 31, 2000             (Note 11)
                         between the Company and Baker Hughes Incorporated regarding 1,250,000 shares, dated January 3, 1996.
         4.8             Indenture, dated as of February 25, 1998, between the Company, the Guarantors             (Note 19)
                         named therein and The Bank of New York Trust Company of Florida as trustee, relating to $100,000,000 aggregate principal amount of 7 1/2% Senior Notes due 2008
                         Specimen Certificate of 7 1/2% Senior Notes due 2008 (the "Private Notes"); and
                         Specimen Certificate at 7 1/2% Senior Notes due 2008 (the "Exchange Notes").
         4.9             Registration Rights Agreement, dated as of February 25, 1998, between the Company         (Note 19)
                         Credit Suisse First Boston Corporation, ABN AMRO Incorporated, Chase Securities
                         and Solomon Brothers Inc.
         10.1            Purchase Agreement, dated as of February 19, 1998, between Tuboscope Inc., Credit         (Note 19)
                         Suisse First Boston Corporation, ABN AMRO Incorporated, Chase Securities Inc. and
                         Solomon Brothers Inc.
         10.2            401(k) Thrift Savings Plan (As Amended and Restated Effective January 1, 1993);           Exhibit 10.2
                         First Amendment thereto dated February 15, 1996; Second Amendment thereto dated
                         October 25, 1996; Third Amendment thereto dated December 31, 1996; and the Fourth
                         Amendment thereto dated February 19, 1998.
         10.3            Deferred Compensation Plan dated November 14, 1994; Amendment thereto dated May 11,       Exhibit 10.3
                         1998.
         10.4            Employee Qualified Stock Purchase Plan; and First Amendment to Employee                   (Note 6)
                         Qualified Stock Purchase Plan dated March 10, 1994.
         10.5            1996 Equity Participation Plan; Form of Non-qualified Stock Option Agreement for          (Note 13)
                         Employees and Consultants; Form of Non-qualified Stock Option Agreement for
                         Independent Directors.


     Exhibit No.                                  Description                                                            Note No.
     -----------                                  -----------                                                            --------
        10.6             DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non-Statuary Stock Option                  (Note 14)
                         Agreement.
        10.7             Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco                     (Note 4)
                         International Corporation; Form of Revised Incentive Stock Option Agreement; and
                         Form of Revised Non-Qualified Stock Option Agreement.
        10.8             Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan                    (Note 5)
                         for Non-Employee Directors; and Form of Stock Option Agreement.
        10.9             Master Leasing Agreement, dated December 18, 1995 between the Company and                       (Note 11)
                         Heller Financial Leasing, Inc.
         21              Subsidiaries                                                                                    (Note 12)
         27              Financial Data                                                                                  Exhibit 27
----------------------

       Note 1            Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-31102).
       Note 2            Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-33248).
       Note 3            Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43525).
       Note 4            Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-72150).
       Note 5            Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-72072).
       Note 6            Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-54337).
       Note 7            Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
                         December 31, 1990.
       Note 8            Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended
                         December 31, 1992.
       Note 9            Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended
                         December 31, 1993.
       Note 10           Incorporated by reference to the Company's Proxy Statement for the 1994 Annual Meeting of
                         Stockholders.
       Note 11           Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal  year ended December 31, 1995.
       Note 12           Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
       Note 13           Incorporated by reference to the Company's Registration  Statement on Form S-8 (No. 333-05233).
       Note 14           Incorporated by reference to the Company's Registration  Statement on Form S-8 (No. 333-05237).
       Note 15           Incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 1996.
       Note 16           Incorporated by reference to the Company's Current Report on Form 8-K filed on March 19, 1997, as amended by Amendment No. 1 filed on May 7, 1997.
       Note 17           Incorporated by reference to Appendix E in the Company's Registration Statement on Form S-4
                         (No. 333-01869).
       Note 18           Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting
                         of Stockholders.
       Note 19           Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-51115).