Form 10-Q
period 1998-09-30
TUBOSCOPE INC /DE/
filed 1998-11-13
CIK 860097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10Q

(Mark One)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended      September 30, 1998
                                      ---------------------------

                                      OR


       [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from             to
                                      -----------    ------------
       Commission file number       0-18312
                             ------------------------------------


                                TUBOSCOPE INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                             76-0252850
    -------------------------------            -------------------
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)


    2835 Holmes Road, Houston, Texas                  77051
----------------------------------------            ----------
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

                              YES  [X]    NO  [_]

     The Registrant had 44,701,016 shares of common stock outstanding as of September 30, 1998.

                                TUBOSCOPE INC.

                                     INDEX

                                                                        Page No.
                                                                        --------

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
           September 30, 1998 (unaudited) and December 31, 1997            2

         Unaudited Consolidated Statements of Income -
           For the Three and Nine Months Ended September 30, 1998
           and 1997                                                        3

         Unaudited Consolidated Statements of Cash Flows -
           For the Nine Months Ended September 30, 1998 and 1997           4

         Notes to Unaudited Consolidated Financial Statements             5-9

Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                         10-13


                          Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 14

Signature Page                                                            15

Exhibit Index                                                            16-17

Appendix A - Financial Data Schedule                                     18-19

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                                 TUBOSCOPE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30,  December 31,
                                                                               1998          1997
                                                                          -------------  ------------
                                                                           (unaudited)
                                                                                 (In thousands)
                                 A S S E T S
                                 -----------
Current assets:
   Cash and cash equivalents.............................................   $  8,072       $ 12,593
   Accounts receivable, net..............................................    141,965        144,067
   Inventory, net........................................................     99,008         78,317
   Deferred income taxes.................................................         --            984
   Prepaid expenses and other............................................     10,018         11,755
                                                                            --------       --------
      Total current assets...............................................    259,063        247,716
                                                                            --------       --------
Property and equipment:
   Land, buildings, and leasehold improvements...........................     82,534         79,581
   Operating equipment and equipment leased to customers.................    247,691        208,052
   Accumulated depreciation and amortization.............................    (90,688)       (77,072)
                                                                            --------       --------
      Net property and equipment.........................................    239,537        210,561
Identified intangibles, net..............................................     21,695         23,315
Goodwill, net............................................................    215,580        202,301
Other assets, net........................................................      2,679          2,274
                                                                            --------       --------
      Total assets.......................................................   $738,554       $686,167
                                                                            ========       ========

                L I A B I L I T I E S  A N D  E Q U I T Y
                -----------------------------------------
Current liabilities:
   Accounts payable......................................................   $ 36,335       $ 43,350
   Accrued liabilities...................................................     55,255         76,596
   Income taxes payable..................................................     13,096         15,902
   Current portion of long-term debt and short-term borrowings...........     32,631         30,574
                                                                            --------       --------
      Total current liabilities..........................................    137,317        166,422
Long-term debt...........................................................    227,074        187,803
Pension liabilities......................................................      8,998          8,916
Deferred taxes payable...................................................     23,977         22,239
Other liabilities........................................................      2,224            754
                                                                            --------       --------
      Total liabilities..................................................    399,590        386,134
                                                                            --------       --------
Common stockholders' equity:
   Common stock, $.01 par value, 60,000,000 shares authorized, 44,701,016
    shares issued and outstanding (44,235,591 at December 31, 1997)......        447            442
   Paid-in capital.......................................................    307,670        294,402
   Retained earnings.....................................................     48,511         10,155
   Cumulative translation adjustment.....................................     (7,852)        (4,966)
   Less:  Treasury stock at cost (712,300 shares)........................     (9,812)            --
                                                                            --------       --------
      Total common stockholders' equity..................................    338,964        300,033
                                                                            --------       --------
      Total liabilities and equity.......................................   $738,554       $686,167
                                                                            ========       ========

           See notes to unaudited consolidated financial statements.

                                TUBOSCOPE INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                              1998        1997         1998        1997
                                           ----------  ----------   ----------  ----------
                                           (in thousands, except share and per share data)
Revenue.................................   $  139,759  $  141,411   $  443,462  $  372,907
Costs and expenses:
   Costs of services and products sold..      102,225      95,925      311,567     252,777
   Goodwill amortization................        1,682       1,424        4,816       3,738
   Selling, general and administration..       13,059      13,424       41,305      37,440
   Research and engineering costs.......        3,225       2,858        9,811       7,844
                                           ----------  ----------   ----------  ----------
                                              120,191     113,631      367,499     301,799
Operating profit........................       19,568      27,780       75,963      71,108
Other expense (income):
   Interest expense.....................        4,441       3,608       13,410      10,698
   Interest income......................         (165)        (75)        (449)       (198)
   Foreign exchange.....................          198         163          515         480
   Other, net...........................          317          15        1,118       1,246
                                           ----------  ----------   ----------  ----------
Income before income taxes..............       14,777      24,069       61,369      58,882
Provision for income taxes..............        5,541       9,032       23,013      22,299
                                           ----------  ----------   ----------  ----------
Net income..............................   $    9,236  $   15,037   $   38,356  $   36,583
                                           ==========  ==========   ==========  ==========
Earnings per common share:
   Basic earnings per common share......   $     0.21  $     0.34   $     0.86  $     0.84
                                           ==========  ==========   ==========  ==========
   Dilutive earnings per common share...   $     0.20  $     0.32   $     0.81  $     0.80
                                           ==========  ==========   ==========  ==========
Weighted average number of common shares
 outstanding:
   Basic................................   44,953,390  44,041,085   44,806,215  43,366,547
                                           ==========  ==========   ==========  ==========
   Dilutive.............................   46,489,706  48,032,603   47,585,058  46,496,180
                                           ==========  ==========   ==========  ==========

           See notes to unaudited consolidated financial statements.

                                TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             1998        1997
                                                          ----------  ----------
                                                              (in thousands)
Cash flows from operating activities:
  Net income.............................................  $  38,356   $ 36,583
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization........................     22,586     18,904
    Compensation related to employee 401(k) plan.........        772        478
    Provision for losses on accounts receivable..........        445      1,964
    Provision for inventory reserve......................      1,082      1,750
    Provision for deferred income taxes..................      2,420      9,192
    Changes in assets and liabilities, net of
     effects of acquired companies:
      Accounts receivable................................      8,877    (29,537)
      Inventory..........................................    (15,648)   (18,767)
      Prepaid expenses and other assets..................      1,995     (4,798)
      Accounts payable and accrued liabilities...........    (24,214)    15,111
      Federal and foreign income taxes payable...........     (3,254)     3,307
                                                           ---------   --------
    Net cash provided by operating activities............     33,417     34,187
                                                           ---------   --------
Cash flows used for investing activities:
  Capital expenditures...................................    (31,341)   (21,722)
  Business acquisitions, net of cash acquired............    (33,943)   (28,891)
  Other..................................................        246     (2,402)
                                                           ---------   --------
    Net cash used for investing activities...............    (65,038)   (53,015)
                                                           ---------   --------
Cash flows provided by financing activities:
  Borrowings under financing agreements..................    164,110     38,782
  Principal payments under financing agreements..........   (129,432)   (21,248)
  Purchase of common stock...............................     (9,812)        --
  Proceeds from sale of common stock, net................      2,234      4,472
                                                           ---------   --------
    Net cash provided by financing activities............     27,100     22,006
                                                           ---------   --------
Net increase (decrease) in cash and cash equivalents.....     (4,521)     3,178
Cash and cash equivalents:
  Beginning of period....................................     12,593     10,407
                                                           ---------   --------
  End of period..........................................  $   8,072   $ 13,585
                                                           =========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the nine month period for:
    Interest.............................................  $  13,330   $  9,052
                                                           =========   ========
    Taxes................................................  $  22,892   $  9,834
                                                           =========   ========

           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.

              Notes to Unaudited Consolidated Financial Statements
        For the Three and Nine Months Ended September 30, 1998 and 1997
                          and as of December 31, 1997


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

2.   Inventory

  At September 30, 1998 inventories consist of the following (in thousands):

Components, subassemblies, and expendable parts..................    $58,366
Equipment under production.......................................     40,642
                                                                     -------
                                                                     $99,008
                                                                     =======

3.   Senior Credit Agreement and Dividend Restrictions

  The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock unless the total funded debt to capital ratio (as defined in the Senior Credit Agreement) is less than or equal to 40%. The Company's total funded debt to capital ratio (calculated as defined under the Senior Credit Agreement) was 43.6% at September 30, 1998.

4.   New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which established new rules for the reporting and display of comprehensive income. Comprehensive income is defined by SFAS No. 130 as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company. Comprehensive income for the three and nine months ended September 30, 1998 and 1997 was as follows:

                                             Three Months          Nine Months
                                         Ended September 30,   Ended September 30,

                                           1998       1997       1998       1997
                                         --------   --------   --------   --------
                                                      (in thousands)
Comprehensive income:
 Net income............................    $9,236    $15,037    $38,356    $36,583
 Cumulative translation adjustment.....      (291)    (1,431)    (2,886)    (4,489)
                                           ------    -------    -------    -------
 Total comprehensive income............    $8,945    $13,606    $35,470    $32,094
                                           ======    =======    =======    =======

                                 TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)


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


5. $100.0 Million Senior Notes and Condensed Consolidating Financial Information

  On February 25, 1998, the Company issued $100.0 million of 7.5% Senior Notes due 2008 ("Notes"). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Bank Credit Facility and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. A portion of the net proceeds from the issuance of the Notes was used by the Company to repay indebtedness outstanding under the Company's Credit Agreement. The remaining net proceeds have been used to finance acquisitions, working capital and general corporate purposes. The following condensed consolidating balance sheet as of September 30, 1998 and related condensed consolidating statements of operations and cash flows for the nine months ended September 30, 1998 should be read in conjunction with the notes to these consolidated financial statements.

                                 TUBOSCOPE INC.

5.   Condensed Consolidating Financial Information (Cont'd)
     Balance Sheet

                                                          Period Ended September 30, 1998
                                      -----------------------------------------------------------------------
                                                                     Non-
                                      Tuboscope     Guarantor      Guarantor
                                         Inc       Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                      ---------    ------------   ------------    ------------   ------------
               ASSETS
               ------
Current assets:
  Cash and cash equivalents.........   $      --       $   (181)      $  8,253       $      --       $  8,072
  Accounts receivable, net..........     220,238         66,359         59,708        (204,340)       141,965
  Inventory, net....................          --         66,898         32,110              --         99,008
  Prepaid expenses and other........          --          4,579          5,439              --         10,018
                                       ---------       --------       --------       ---------       --------
     Total current assets...........     220,238        137,655        105,510        (204,340)       259,063
Investment in subsidiaries..........     356,535        228,185             --        (584,720)            --
Property and equipment, net.........          --        149,808         89,729              --        239,537
Identified intangibles, net.........          --         21,681             14              --         21,695
Goodwill, net.......................          --        104,132        111,448              --        215,580
Other assets, net...................          --          1,283          1,396              --          2,679
                                        --------       --------       --------       ---------       --------
     Total assets...................    $576,773       $642,744       $308,097       $(789,060)      $738,554
                                        ========       ========       ========       =========       ========

       LIABILITIES AND EQUITY
       ----------------------

Current liabilities:
  Accounts payable..................    $     --       $209,119       $ 20,385       $(193,169)      $ 36,335
  Accrued liabilities...............       2,634         26,813         25,808              --         55,255
  Income taxes payable..............      (3,154)        11,047          5,203              --         13,096
  Current portion of long-term
     debt...........................      24,050          6,274          2,307              --         32,631
                                        --------       --------       --------       ---------       --------
     Total current liabilities......      23,530        253,253         53,703        (193,169)       137,317

Long term debt......................     214,279         10,704          2,091              --        227,074
Pension liabilities.................          --             --          8,998              --          8,998
Deferred taxes payable..............          --          5,463         18,514              --         23,977
Other liabilities...................          --             --          2,224              --          2,224
                                        --------       --------       --------       ---------      ---------
     Total liabilities..............     237,809        269,420         85,530        (193,169)       399,590

Common stockholders' equity:
  Common stock......................         447             --             --              --            447
  Paid in capital...................     297,858        304,196        170,006        (474,202)       297,858
  Retained earnings.................      48,511         69,128         60,413        (129,541)        48,511
  Cumulative translation
     adjustment.....................      (7,852)            --         (7,852)          7,852         (7,852)
                                        --------       --------       --------       ---------       --------
Total common stockholders' equity...     338,964        373,324        222,567        (595,891)       338,964
                                        --------       --------       --------       ---------       --------
     Total liabilities and equity...    $576,773       $642,744       $308,097       $(789,060)      $738,554
                                        ========       ========       ========       =========       ========

                                 TUBOSCOPE INC.

5.   Condensed Consolidating Financial Information (Cont'd)
     Statement of Operations

                                                       Nine Months Ended September 30, 1998
                                      -----------------------------------------------------------------------
                                                                     Non-
                                      Tuboscope     Guarantor      Guarantor
                                         Inc       Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                      ---------    ------------   ------------    ------------   ------------
Revenue.............................    $    --        $254,066       $244,041        $(54,645)      $443,462
Operating costs.....................         --         221,549        186,538         (40,588)       367,499
                                        -------        --------       --------        --------       --------
Operating profit (loss).............         --          32,517         57,503         (14,057)        75,963
Other expense (income)..............     (9,821)         (3,487)        14,492              --          1,184
Interest expense....................     10,045           2,875            490              --         13,410
                                        -------        --------       --------        --------       --------
Income (loss) before taxes..........       (224)         33,129         42,521         (14,057)        61,369
Provision for taxes.................         --           6,005         17,008              --         23,013
Equity in net income of subsidiaries     38,580          25,513             --         (64,093)            --
                                        -------        --------       --------        --------       --------
Net income (loss)...................    $38,356        $ 52,637       $ 25,513        $(78,150)      $ 38,356
                                        =======        ========       ========        ========       ========

                                 TUBOSCOPE INC.

5.   Condensed Consolidating Financial Information(Cont'd)
     Statement of Cash Flows

                                                              Nine Months Ended September 30, 1998
                                             -----------------------------------------------------------------------
                                                                            Non-
                                             Tuboscope     Guarantor      Guarantor
                                                Inc       Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                             ---------    ------------   ------------    ------------   ------------
Net cash provided by operating
 activities.............................     $(192,171)      $ 284,025       $  6,836        $(65,273)      $ 33,417
Net cash used for investing activities:
 Capital expenditures...................            --         (22,331)       (10,190)          1,180        (31,341)
 Business acquisitions..................            --         (33,943)            --              --        (33,943)
 Investment in subsidiaries.............       (38,580)        (25,513)            --          64,093             --
 Other..................................            --              --            246              --            246
                                             ---------       ---------       --------        --------       --------
  Net cash used for investing activities       (38,580)        (81,787)        (9,944)         65,273        (65,038)
Cash flows provided by financing
 activities:
 Net borrowings under financing
  agreements............................       238,329        (201,543)        (2,108)             --         34,678
 Purchase of common stock...............        (9,812)             --             --              --         (9,812)
 Net proceeds from sale of common stock.         2,234              --             --              --          2,234
                                             ---------       ---------       --------        --------       --------
   Net cash provided by (used for)
    financing activities................       230,751        (201,543)        (2,108)             --         27,100
                                             ---------       ---------       --------        --------       --------
Net increase (decrease) in cash and cash
 equivalents............................            --             695         (5,216)             --         (4,521)

Cash and cash equivalents:
 Beginning of period....................            --            (876)        13,469              --         12,593
                                             ---------       ---------       --------        --------       --------
 End of period..........................     $      --       $    (181)      $  8,253        $     --       $  8,072
                                             =========       =========       ========        ========       ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations


Three and Nine Months Ended September 30, 1998 and 1997
-------------------------------------------------------

Revenue.   Revenue was $139.8 million and $443.5 million for the third quarter and first nine months of 1998, respectively, representing a decrease of $1.7 million (1%) and an increase of $70.6 million (19%) compared to the third quarter and first nine months of 1997, respectively. The third quarter results were negatively impacted by a 21 percent decline in worldwide rig activity in the third quarter of 1998 compared to the same period of 1997. Adverse market conditions resulted in lower rig activity in the U.S. (down 19%), Canada (down 48%), and Latin America (down 15%), which had a significant impact on the Company's revenue. The impact of this adverse operating environment was partially offset by incremental revenue from five acquisitions completed in the first nine months of 1998 and eleven acquisitions completed in 1997. In addition, 1998 results benefited from strong internal growth from the Company's Coiled Tubing & Pressure Control Products. Through mid November 1998, the decline in worldwide rig activity has continued and the Company expects fourth quarter 1998 financial results to continue to be affected by the adverse market conditions see discussion under Current Operating Environment below.

Revenue from the Company's Tubular Services, comprised of Inspection, Coating, and Mill Systems and Sales was approximately $52.0 million and $175.6 million for the three and nine months ending September 30, 1998, respectively. These results represented a decrease of $8.2 million (14%) in the third quarter of 1998 compared to the same quarter of 1997 and an increase of $17.1 million (11%) for the first nine months of 1998 compared to the same period in 1997. The decline in the third quarter 1998 Tubular Services revenue was due primarily to a drop in North America Inspection and Coating revenue, and greater Mill equipment sales in the third quarter of 1997. The increase in Tubular Services revenue for the first nine months of 1998 was mainly related to stronger U.S. and Far East inspection operations and greater U.S. coating operations during the first half of 1998, an increase in Mill equipment sales during the first half of the year, and the acquisition of two tubular inspection operations in both 1997 and 1998.

Solids Control revenue was $41.9 million and $133.1 million for the third quarter and first nine months of 1998, representing increases of $1.6 million (4%) and $25.5 million (24%), respectively, over the same periods of 1997. The increases for the third quarter and first nine months of 1998 were primarily due to greater solids control capital equipment and screen sales and incremental revenue from eight acquisitions completed since the second quarter of 1997. Lower revenue from North America rental and service operations in the second and third quarter of 1998 offset these increases to some extent. The North American decline was the result of lower activity levels mainly on the Gulf Coast and in Canada due to poor market conditions.

Coiled Tubing & Pressure Control Products revenue was $32.9 million and $93.2 million for the three and nine months ending September 30, 1998, respectively. These results represented increases of $8.5 million (35%) and $31.4 million (51%), respectively, over the prior year periods. The increases were driven by a continued strong market demand for coiled tubing units, wireline units, and related well remediation and drilling equipment. The increase was due primarily to increased sales of coiled tubing units manufactured by the Company's Hydra Rig operation. In addition, revenue from coiled tubing blowout preventors manufactured by the Company's Texas Oil Tools operation also increased significantly over the prior year and quarter. Results for 1998 also benefited from the acquisition of Tulsa Equipment Manufacturing in the fourth quarter of 1997 and Eastern Oil Tools in the second quarter of 1998. Backlog for the Coiled Tubing & Pressure Control Products operations was at $39.4 million at September 30, 1998, a decrease of 6% from December 31, 1997. The recent drop in backlog is related to the current industry decline which may have a negative impact on future results for Coiled Tubing & Pressure Control Products.

Pipeline and Other Industrial Inspection revenue was $12.9 million and $41.4 million for the third quarter and first nine months of 1998, respectively, representing decreases of $3.5 million and $3.4 million, respectively, compared to the third quarter and first nine months of 1997. The decreases were primarily due to lower revenue in the Middle East and Far East operations, and continued delays in Latin America pipeline inspection projects.

Gross Profit. Gross profit was $35.8 million (26% of revenue) and $127.1 million (29% of revenue) for the third quarter and first nine months of 1998 compared to $44.1 million (31% of revenue) and $116.4 million (31% of revenue) for the same periods of 1997. The third quarter 1998 decrease in gross profit dollars and percentages was primarily due to the lower revenue discussed above and a change in revenue mix, as a greater percentage of the Company's 1998 revenue originated from product lines that have lower margins.

Selling, General, and Administrative Costs. Selling, general and administrative costs were $13.1 million and $41.3 million in the third quarter and first nine months of 1998, down $0.4 million (3%) compared to the third quarter of 1997 and up $3.9 million compared to the first nine months of 1997. The increase for the first nine months of 1998 was due mainly to the eleven 1997 acquisitions and five 1998 acquisitions. Selling, general and administrative costs as a percentage of revenue were 9.3% for the third quarter and first nine months of 1998, respectively, compared to 9.5% and 10.0% in the same periods of 1997. Selling, general, and administrative costs declined 7% in the third quarter of 1998 compared to the first quarter of 1998, due to some extent to the implementation of cost controls in response to market conditions.

Research and Engineering Costs. Research and engineering costs were $3.2 million and $9.8 million for the three and nine months ended September 30, 1998 compared to $2.9 million and $7.8 million in the third quarter and first nine months of 1997. The increase was due mainly to greater engineering costs in the Company's Pipeline operations associated with the continued commercial development and enhancement of the Company's TruRes(R) "High-Resolution" pipeline tools. In addition, research and engineering costs were up in the Company's Solids Control and Coiled Tubing product lines.

Operating Profit. Operating profit was $19.6 million and $76.0 million in the third quarter and first nine months of 1998 compared to operating profit of $27.8 million and $71.1 million in the same periods of 1997. The decrease for third quarter of 1998 was due to the revenue decline and the change in revenue product mix discussed above. The increase for the first nine months of 1998 was primarily due to the internal growth due to increased equipment sales in the first half of 1998 in the Coiled Tubing & Pressure Control Products, Solids Control, and Mill Systems and Sales product lines, as well as the 1997 and 1998 acquisitions.

Interest Expense. Interest expense was $4.4 million and $13.4 million in the three and nine months ended September 30, 1998, respectively, increases of $0.8 million and $2.7 million over the same periods of 1997. The increases were due to an increase in debt resulting primarily from the 1997 and 1998 acquisitions.

Other Expense (Income). Other expense, which includes interest income, foreign exchange, minority interest, and other expense (income), resulted in a net expense of $1.2 million in the first nine months of 1998 down slightly from $1.5 million in the same period of 1997.

Provision for Income Taxes. The Company's effective tax rate for the third quarter and first nine months of 1998 was 37.5% compared to 37.5% and 37.9% for the same periods of 1997. These rates are higher than the domestic rate of 35% due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net income. The third quarter and first nine months of 1998 net income was $9.2 million and $38.4 million, respectively, compared to the third quarter and first nine months of 1997 net income of $15.0 million and $36.6 million, respectively. The decline in the third quarter and improvement in the first nine months is due to the factors discussed above.


Financial Condition and Liquidity

September 30, 1998
------------------

For the nine months ended September 30, 1998, cash provided by operating activities was $33.4 million compared to cash provided by operating activities of $34.2 million in the first nine months of 1997. Cash was provided by operations through net earnings of $38.4 million plus non-cash charges of $3.4 million, a decrease in accounts receivable of $8.9 million, and a decrease in prepaid expenses of $2.0 million. These items were offset to some extent during the first nine months of 1998 by a $15.6 million increase in inventory, a net reduction in accounts payable and accrued liabilities of $24.2 million, and a reduction in federal income taxes payable of $3.3 million. Accounts receivable decreased due to an 8% decline in revenue for the third quarter of 1998 compared to the fourth quarter of 1997. Prepaid expenses declined due to a reduction in prepaid insurance. The increase in inventory was due mainly to greater work in process associated with anticipated future Mill equipment sales, the construction of the new TruRes(R) "High-Resolution" pipeline tools, and the construction of new TruScope(R) units. The decrease in accounts payable and accrued liabilities was due to 1998 payments made on acquisitions which were completed in 1997 and bonus payments made in 1998 related to 1997 compensation. Current federal and foreign income taxes payable decreased due to tax payments in the first nine months of 1998.

For the nine months ending September 30, 1998, the Company used $65.0 million of cash for investing activities compared to a usage of $53.0 million in the same period of 1997. Capital expenditures of $31.3 million for the first nine months of 1998 were primarily related to the Company's new Navasota coating plant, thermal desorption units in Latin America, new TruRes(R) "high resolution" pipeline inspection units, new Truscope(R) units (high speed ultrasonic inspection system) in the U.S., and additional solids control equipment (centrifuges and shakers) for certain growing markets in Latin America. Business acquisitions of $33.9 million were primarily related to the following acquisitions: Baytron, Inc. (a provider of drilling instrumentation systems and related equipment to operators and drilling contractors throughout the Gulf of Mexico), Pacific Inspection Company (the leading provider of oilfield tubular inspection services in California), Eastern Oil Tools (a worldwide provider of wireline units and pressure control equipment), and MSD, Inc. (a worldwide provider of disposal services of drill cuttings generated by oil and gas drilling operations).

For the nine months ended September 30, 1998, the Company generated $27.1 million of cash from financing activities. Net borrowings associated with the $100.0 million issue of 7.5% Senior Notes due 2008 ("Notes") offset to some extent by the partial repayment of indebtedness outstanding under the Company's Credit Agreement represented the main source of cash flow.

Current and long-term debt was $259.7 million at September 30, 1998, an increase of $41.3 million from the $218.4 million outstanding at December 31, 1997. The increase was mainly due to the 1998 acquisitions discussed above and 1998 payments on acquisitions completed late in 1997. The Company's outstanding debt at September 30, 1998 consisted of $100.0 million of Notes, $99.7 million of term loans due under the Company's Senior Credit Agreement, $40.0 million due under the Company's $100.0 million revolving credit facility, $4.0 million associated with the December 1996 acquisition of Gauthier Brothers, $4.1 million associated with the acquisition of Eastern Oil Tools, $2.8 million associated with the acquisition of MSD, and other debt of $9.1 million

At September 30, 1998, the Company had outstanding letters of credit of $5.5 million. The available facility on the Company's $100.0 million revolving credit facility and $5 million swingline facility was $55.8 million and $3.8 million, respectively, at September 30, 1998.


Current Operating Environment

Commencing in the fourth quarter of 1997 and continuing through the first nine months of 1998 the average price of West Texas Intermediate Crude (WTI) has declined significantly. The decline was caused by several factors including rising reported world oil inventories, the financial crisis in Asia, an increase in worldwide production, uncertainties regarding compliance with worldwide quotas, and temperate weather conditions. The average price of WTI was $14.18 and $14.87 for the third quarter and first nine months of 1998, respectively, representing declines of 28% and 29% from the same periods of 1997. In addition, natural gas prices declined by 19% in the third quarter of 1998 compared to the third quarter of 1997. Rig activity, an historical benchmark of the Company's activity level, was down worldwide in the third quarter of 1998; U.S. (19%), Canada (48%), and International (10%) all experienced lower rig activity compared to the third quarter of 1997. The average rig activity in October 1998 dropped even further as the U.S. and Canadian rig counts were down 5% and 18%, respectively, from the average rig activity in September 1998. While the decline in oil and gas prices began in the fourth quarter of 1997 and the resulting drop in rig activity began in the first quarter of 1998, the declining market conditions did not have a significant impact on the Company's results of operations until the third quarter of 1998. It is expected this decline in market activity will continue to have a negative impact on the Company's results of operations in the fourth quarter of 1998.


Year 2000 Issue
---------------

General

The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions to various activities and operations.

The Company has assessed how it may be impacted by the Y2K issue and has formulated and commenced implementation of a comprehensive plan to address all known aspects of the issue.


The Plan

The Company has completed an evaluation of the effects the Y2K problem could have on the products and services the Company provides, the processing capabilities of the Company's computers and other internal information systems, as well as non-informational systems which affect the Company's operational capabilities. Based on the hardware and software changes made to date, and the planned changes expected to be made over the next 15 months, the Company is expected to have addressed all material internal issues concerning the Y2K issue before January 1, 2000.

In addition, the Company is in the process of evaluating the Y2K compliance capabilities of major customers and suppliers. The majority of the Company's major customers and suppliers have been contacted regarding the Y2K issue. The Company anticipates this evaluation process will be on going for the remainder of 1998 and all of 1999 and will include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. The Company is not currently aware of any customer or supplier circumstances that may have a material adverse impact on the Company. The Company will be looking for alternative suppliers where circumstances warrant.


Cost

The Company's preliminary estimate of the total cost for Y2K compliance is approximately $750,000, of which approximately $250,000 has been incurred through September 30, 1998. The majority of these costs are being expensed as incurred and are not expected to have a material impact on the Company's results of operations or financial position.


Risks

The Company believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K problems are not identified or corrected in a timely manner, there can be no assurance that the Y2K issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, suppliers, or other parties. In addition, there can be no assurance that outside third parties including customers, suppliers, utility and governmental entities will be in compliance with all Y2K issues. The Company believes that the most likely worst case Y2K scenario, if one were to occur, would be the inability of third party suppliers such as utility providers, telecommunication companies, and other critical suppliers to continue providing their products and services. The failure of these third party suppliers to provide on going services could have a material adverse impact on the Company's results of operations.


Contingency Plan

The Company is considering contingency plans relating to key third parties. These include identifying alternative suppliers and working with major customers that may be affected by Year 2000 issues.

The foregoing analysis contains forward-looking information. See cautionary statement regarding "Forward Looking Statements" at the end of the Management's Discussion and Analysis section.


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

Item 6.  Exhibits and reports on Form 8-K


         (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 16.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES
                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TUBOSCOPE INC.
                                         --------------
                                          (Registrant)



Date:   November 13, 1998                /s/ Joseph C. Winkler
-------------------------------          ---------------------------------------

                                         Joseph C. Winkler
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer (Duly
                                         Authorized Officer, Principal Financial
                                         and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.                      Description                           Note No.
-----------                      -----------                           --------

   3.1          Amended and Restated Bylaws.                           (Note 2)
   3.2          Restated Certificate of Incorporation, dated
                March 12, 1990.                                        (Note 7)
   3.3          Certificate of Amendment to Restated Certificate
                of Incorporation dated May 12, 1992.                   (Note 8)
   3.4          Certificate of Amendment to Restated Certificate
                of Incorporation dated May 10, 1994.                   (Note 10)
   3.5          Certificate of Amendment  to Restated Certificate
                of Incorporation dated April 24, 1996.                 (Note 17)
   3.6          Certificate of Amendment to Restated Certificate
                of Incorporation dated June 3, 1997.                   (Note 18)
   4.1          Registration Rights Agreement dated May 13, 1998
                among the Company, Brentwood Associates, Hub
                Associates IV, L.P., and the investors listed
                therein.                                               (Note 1)
   4.2          Purchase Agreement dated as of October 1, 1991
                between the Company and Baker Hughes Incorporated
                regarding certain registration rights.                 (Note 3)
   4.3          Exchange Agreement, dated as of January 3, 1996,
                among the Company and Baker Hughes Incorporated.       (Note 11)
   4.4          Registration Rights Agreement dated April 24, 1996
                among the Company, SCF III, L.P., D.O.S. Partners
                L.P., Panmell (Holdings), Ltd. and Zink Industries
                Limited.                                               (Note 15)
   4.5          Registration Rights Agreement dated March 7, 1997
                among the Company and certain stockholders of Fiber
                Glass Systems, Inc.                                    (Note 16)
   4.6          Warrant for the Purchase of Shares of Common Stock
                Expiring December 31, 2000 between the Company and
                SCF III, L.P. regarding 2,533,000 shares, dated
                January 3, 1996.                                       (Note 15)
   4.7          Warrant for the Purchase of Shares of Common stock
                expiring December 31, 2000 between the Company and
                Baker Hughes Incorporated regarding 1,250,000 shares,
                dated January 3, 1996.                                 (Note 11)
   4.8          Indenture, dated as of February 25, 1998, between
                the Company, the Guarantors named therein and The
                Bank of New York Trust Company of Florida as trustee,
                relating to $100,000,000 aggregate principal amount
                of 7 1/2% Senior Notes due 2008 Specimen Certificate
                of 7 1/2% Senior Notes due 2008 (the "Private Notes");
                and Specimen Certificate at 7 1/2% Senior Notes due
                2008 (the "Exchange Notes").                           (Note 19)
   4.9          Registration Rights Agreement, dated as of February
                25, 1998, between the Company Credit Suisse First
                Boston Corporation, ABN AMRO Incorporated, Chase
                Securities and Solomon Brothers Inc.                   (Note 19)
  10.1          Purchase Agreement, dated as of February 19, 1998,
                between Tuboscope Inc., Credit Suisse First Boston
                Corporation, ABN AMRO Incorporated, Chase Securities
                Inc. and Solomon Brothers Inc.                         (Note 19)
  10.2          401(k) Thrift Savings Plan (As Amended and Restated
                Effective January 1, 1993); First Amendment thereto
                dated February 15, 1996; Second Amendment thereto
                dated October 25, 1996; Third Amendment thereto
                dated December 31, 1996; and the Fourth Amendment
                thereto dated February 19, 1998.                       (Note 20)
  10.3          Deferred Compensation Plan dated November 14, 1994;
                Amendment thereto dated May 11, 1998.                  (Note 20)
  10.4          Employee Qualified Stock Purchase Plan; and First
                Amendment to Employee Qualified Stock Purchase Plan
                dated March 10, 1994.                                  (Note 6)
  10.5          1996 Equity Participation Plan; Form of Non-
                qualified Stock Option Agreement for Employees and
                Consultants; Form of Non-qualified Stock Option
                Agreement for Independent Directors.                   (Note 13)

Exhibit No.                      Description                           Note No.
-----------                      -----------                           --------

  10.6          DOS Ltd. 1993 Stock Option Plan; Form of D.O.S.
                Ltd. Non-Statuary Stock Option Agreement.              (Note 14)
  10.7          Amended and Restated Stock Option Plan for Key
                Employees of Tuboscope Vetco International
                Corporation; Form of Revised Incentive Stock Option
                Agreement; and Form of Revised Non-Qualified Stock
                Option Agreement.                                      (Note 4)
  10.8          Stock Option Plan for Non-Employee Directors;
                Amendment to Stock Option Plan for Non-Employee
                Directors; and Form of Stock Option Agreement.         (Note 5)
  10.9          Master Leasing Agreement, dated December 18, 1995
                between the Company and Heller Financial Leasing,
                Inc.                                                   (Note 11)
  21            Subsidiaries                                           (Note 12)
  27            Financial Data                                        Exhibit 27
----------------------

 Note 1 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-31102).
 Note 2 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-33248).
 Note 3 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43525).
 Note 4 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-72150).
 Note 5 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-72072).
 Note 6 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-54337).
 Note 7 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
 Note 8 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
 Note 9 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
 Note 10 Incorporated by reference to the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.
 Note 11 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
 Note 12 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
 Note 13 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05233).
 Note 14 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05237).
 Note 15 Incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 1996.
 Note 16 Incorporated by reference to the Company's Current Report on Form 8-K filed on March 19, 1997, as amended by Amendment No. 1 filed on May 7, 1997.
 Note 17 Incorporated by reference to Appendix E in the Company's Registration Statement on Form S-4 (No. 333-01869).
 Note 18 Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.
 Note 19 Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-51115).
 Note 20 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.