Form 10-K405
period 1998-12-31
TUBOSCOPE INC /DE/
filed 1999-03-31
CIK 860097

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from      to

                                 TUBOSCOPE INC.
             (Exact name of registrant as specified in its charter)

        Delaware                    0-18312                  76-0252850
     (State or other         (Commission File No.)        (I.R.S. Employer
     jurisdiction of                                     Identification No.)
    incorporation or
      organization)

  2835 Holmes Road, Houston,                                  77051
             Texas                                         (Zip Code)
     (Address of principal
      executive offices)

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

                               Yes: [X]    No [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999, was $317,595,201 based on the closing sales price of such stock on such date.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The number of shares outstanding of the registrant's common stock, as of March 26, 1999, was 44,147,050.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for its 1999 Annual Meeting are incorporated by this reference into Part II and Part III, respectively, as set forth herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

   Tuboscope Inc. (the "Company") is a supplier of technical services and highly-engineered products to the oil and gas drilling, completion, production, and transmission industries worldwide.

   The Company operates through four main product lines in the oil and gas industry segment. The product lines are: (i) Tubular Services; (ii) Solids Control Products and Services; (iii) Coiled Tubing and Wireline Products; and
(iv) Pipeline and Other Industrial Services. Tubular Services consists of the provision of internal coating products and services for tubulars, inspection and quality assurance services for tubular goods (such as drill pipe, tubing, line pipe, coiled tubing, and casing), and fiberglass tubulars (tubing, casing, and line pipe), used primarily in oil and gas operations. Additionally, Tubular Services includes the sale and leasing of proprietary equipment used to inspect tubular products at steel mills. Solids Control Products and Services consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drill cuttings (solids) from fluids used in oil and gas drilling processes. Coiled Tubing and Wireline Products consists of the sale of highly-engineered coiled tubing equipment, related pressure control equipment, pressure pumping equipment, wireline units, and related tools to companies engaged in providing oil and gas well drilling, completion and remediation services. Pipeline and Other Industrial Services consists primarily of the provision of technical inspection services and quality assurance for in-service pipelines used to transport oil and gas. Additionally, this product line includes a wide variety of technical industrial inspection, monitoring, and quality assurance services provided by the Company for the construction, operation, and maintenance of major projects in energy-related industries.

   The Company is a successor to one of the first companies to provide tubular inspection services to the oil and gas industry, which commenced operations in 1937. The Company has since grown through a series of mergers and acquisitions which have added product lines. The Company entered the Solids Control Products and Services and the Coiled Tubing and Wireline Products businesses on April 24, 1996, when it merged (the "Drexel Merger") with D.O.S., Ltd. ("Drexel"), the largest provider of solids control services and coiled tubing equipment worldwide.

   Tubular Services

   Tubular Services is the Company's largest business line. It generated approximately $223 million, $225 million and $174 million in revenue, or approximately 39%, 43%, and 51% of the Company's total revenue, for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's Tubular Services business operates in the oilfield tubular markets of 49 countries in North America, Latin America, Europe, Africa, the Middle East, and the Far East. The Company provides tubular inspection services at drilling and workover rig locations, at pipe yards owned by its customers, at steel mills manufacturing tubular goods, and at facilities which it owns. The Company provides for the internal coating of tubular goods at eleven plants worldwide, including a plant opened in Navasota, Texas in 1998, and through licensees in certain locations. The Company entered the fiberglass tubular market on March 7, 1997, with its acquisition of Fiberglass Systems, Inc. ("Fiber Glass Systems"), which manufactures fiberglass tubulars at plants in San Antonio, Texas and Big Spring, Texas.

   Demand for Tubular Services products depends upon the activity level of drilling, well remediation, and flowline installation operation activity in the oil and gas industry. These activity levels in turn depend in large part on the price of oil and gas, which affects revenues for the Company's customers. Low petroleum prices adversely affected the Company's business in the second half of 1998 as drilling and well remediation activity declined.

   The Company's customers rely on tubular inspection services to avoid failure of in-service tubing, casing, flowlines, and drillpipe. Such tubular failures are expensive and in some cases catastrophic. The Company's customers rely on internal coatings of tubular goods to prolong the useful lives of tubulars and to increase the volumetric throughput of in-service tubular goods. The Company's customers sometimes use fiber glass tubulars in lieu of conventional steel tubulars, due to the corrosion-resistant properties of fiber glass. Tubular inspection and coating services, and fiberglass tubulars, are used most frequently in operations in high-temperature, deep, corrosive oil and gas environments. In selecting a provider of tubular inspection and tubular coating services, oil and gas operators consider such factors as reputation, experience, technology of products offered, reliability and price. The Company believes it is the largest provider of tubular inspection and the largest provider of internal tubular coating services worldwide. The Company believes it is the second largest provider of fiberglass tubulars to oilfield applications worldwide.

   Tubular Corrosion Control. The Company develops, manufactures and applies its proprietary tubular coatings, known as Tube-Kote(R) coatings, to new and used tubulars. Tubular coatings help prevent corrosion of tubulars by providing a tough plastic shield to isolate steel from corrosive oilfield fluids such as CO2, H2S and brine. Delaying or preventing corrosion extends the life of existing tubulars, reduces the frequency of well remediation and reduces expensive interruptions in production for oil and gas producers. In addition, coatings are designed to increase the fluid flow through tubulars by decreasing or eliminating paraffin and scale build-up, which can reduce or block oil flow in producing wells. The smooth inner surfaces of coated tubulars often increase the fluid through-put on certain high-rate oil and gas wells.

   The Company has a long history of introducing new coating products custom-engineered to address increasingly corrosive environments encountered in oil and gas drilling and production operations. In 1998 the Company introduced TK(R)-Liner, a fiberglass liner product which offers the strength of steel tubing and the corrosion resistance of fiberglass, and which supplements its traditional plastic coating lines. The Company's reputation for supplying quality internal coatings is an important factor in its business, since the failure of coatings can lead to expensive production delays and premature tubular failure.

   In 1997, the Company acquired Fiber Glass Systems, a leading provider of high pressure fiberglass tubulars used in oilfield applications, for a combination of stock and cash. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name "Star(R)," and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. Like coated tubulars, fiberglass pipe is used to guard against corrosive fluids produced in the oilfield. The acquisition added a new product to the Company's corrosion control products.

   Tubular Inspection. Newly manufactured pipe sometimes contains serious defects that are not detected at the mill. In addition, pipe can be damaged in transit and during handling prior to use at the well site. As a result, exploration and production companies often have new tubulars inspected before they are placed in service to reduce the risk of tubular failures during drilling, completion, or production of oil and gas wells. Used tubulars are inspected by the Company to detect service-induced flaws after the tubulars are removed from operation. Used drill pipe and used tubing inspection programs allow operators to replace defective lengths, thereby prolonging the life of the remaining pipe and saving the customer the cost of unnecessary tubular replacements and expenses related to tubular failures.

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

   In 1998, the Company acquired three tubular services businesses to enhance its competitive positions in Norway, Egypt, and the west coast of the United States. Additionally, these acquisitions provided opportunities to achieve consolidation cost savings. Since December 31, 1998, the Company also completed acquisitions of Geo-Ray Oilfield Inspections Ltd. in Canada, and the tubular services business of AGR Services AS in Floro, Norway.

   In addition to its new and used tubular inspection and reclamation services, the Company also offers a comprehensive proprietary tubular inventory management system (TDS(TM)) which permits the real-time tracking of customer's tubular inventories within the Company's facilities. The system permits customers to dial-in to monitor tubular inspection and coating progress.

   The Company has pioneered many tubular inspection technologies used in the oilfield, and continues to expand its product offering through innovation and acquisition. In 1996, the Company installed its first proprietary high-speed full-body ultrasonic tubular inspection unit (TruScope(R)). The new service provides 100% ultrasonic coverage of tubulars at a rate of up to 200 feet per minute. In 1997, the Company began offering a proprietary, patented external tubular connection pressure test, the ISO-Gator,(TM) for use at the rig site. The technology was obtained through the Company's acquisition of the operating assets of Gator Hawk, Inc. In 1998, the Company introduced a new coiled tubing inspection service with its electromagnetic CT Scope.(R)

   Mill Systems and Sales. The Company engineers and fabricates inspection equipment for steel mills, which it sells and leases. The equipment is operated by the steel mills and is used for quality control purposes to detect transverse, longitudinal and three-dimensional defects in the pipe during the high-speed manufacturing process. Each piece of mill inspection equipment is designed to customer specifications and is installed and serviced by the Company. Since 1962, the Company has installed more than 80 units worldwide, in most major steel mills. Equipment is manufactured at the Company's Houston, Texas facility. In 1996, the Company moved its NDT division manufacturing facilities from Midland, Texas to Houston to improve overall manufacturing efficiency and reduce the cost of manufacturing products. Revenue for Mill Systems and Sales fluctuates significantly from year to year due to the timing of negotiating large domestic and export sales contracts, arranging financing and manufacturing equipment.

   The Company's Tubular Services customers include almost all major oil and gas companies, large and small independent producers, national oil companies, drilling contractors, oilfield supply stores, and steel mills. No single customer accounted for more than 10% of the Company's revenue in 1998. The Company's competitors in Tubular Services include ICO Inc., Ameron, A.O. Smith, Shaw Industries, and Shield Coat Inc. In addition, the Company competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies or regulations which may give local nationals in these countries certain competitive advantages. In tubular coating, certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company's products.

   Solids Control Products and Services

   The Company generated approximately $169 million, $156 million and $77 million in revenue, or approximately 30%, 30%, and 23% of its total revenue, for the years ended December 31, 1998, 1997, and 1996, respectively, from Solids Control Products and Services. The Solids Control Products & Services business generated approximately $169 million, $156 million, and $77 million in revenue for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's Solids Control Products and Services business serves oilfield drilling markets and certain small industrial markets in North America, Latin America, Europe, Africa, the Middle East and the Far East. Demand for Solids Control Products and Services is strongly dependent upon the worldwide level of drilling activity, which is in turn heavily dependent upon the price of oil and gas. Low oil prices in the second half of 1998 adversely affected drilling activity.

   Solids control is the application of highly-engineered products and services to extract drill cuttings from fluids used in oil and gas drilling operations. The removal of drill cuttings is required to permit the reuse of expensive drilling fluids. By removing rock cuttings and other solid contaminants from the fluids used in drilling operations, solids control equipment reduces the volume of drilling fluids and solids which must be disposed of subsequent to drilling operations (which minimizes the environmental impact of drilling and reduces post-drilling reclamation costs). Efficient separation of rock cuttings also reduces the volume of drilling fluids consumed by the operation, further reducing drilling costs. Effective solids control also reduces the probability of sticking and losing expensive downhole drilling equipment in the wellbore and the resulting need to redrill the well. Solids control technology improves the efficiency of the drilling process by preventing the recirculation and subsequent recutting of solids at the drill bit, and by reducing wear on mechanical components such as mud pumps and mud motors.

   The Company believes the regulatory and industry trend towards minimizing the environmental impact of drilling operations in a number of environmentally sensitive oil and gas productive regions will lead to higher demand for highly engineered solids control products and closed loop drilling systems. The Company further believes the trend towards more technically complex drilling, including highly deviated directional wells and slim-hole completions, will favorably impact the demand for solid controls technology, because of its ability to reduce costly downhole problems.

   The Company has a long history of introducing new solids control products and services obtained both through its internal development and through acquiring or licensing technologies from others. The Company acquired the Gumbo Chain(R) from Nu-Tec, Inc. in 1997, which provided it a product to remove sticky shale or "gumbo," which is encountered in certain geologic environments, from drilling fluid. In 1998, the Company initiated operations on a unit which desorbs hydrocarbons from drill cuttings using heat. The processed cuttings are rendered inert and can be disposed with minimal environmental impact. The Company expects to commence operation of a second drill cuttings thermal desorption unit in the first quarter of 1999. The Company also introduced its new Cobra(TM) shale shaker in 1998. The Cobra(TM) has a small foot print and a lightweight design, and is priced to compete in the more price-sensitive segment of the market. The Company acquired two businesses, Baytron Inc. and M.S.D. Inc., in 1998 in order to enhance its rig instrumentation and cuttings slurrification and injection capabilities, respectively, and to achieve consolidation savings. The Company believes it is the world's leading manufacturer and provider of solids control equipment and services to the oil and natural gas drilling industry. The Company manufactures conventional and linear motion shale shakers, high speed and conventional centrifuges, desanders, desilters, screens, degassers and closed loop drilling fluids systems at its facilities in Conroe, Texas, Houston, Texas, and Dundee, United Kingdom. The Company markets solids control equipment under the Brandt and various other brand names. For the year ended December 31, 1998, approximately 49% of the Company's solids control equipment revenue was generated from the sale of solids control equipment and inventory, and approximately 51% of such revenue was generated from rentals and services.

   The Company's customers for Solids Control Products & Services include almost all major oil and gas companies, large and small independent producers, national oil companies, and drilling contractors. No single customer accounted for more than 10% of the Company's revenue in 1998. Competitors in oilfield Solids Control Equipment & Services include Smith International ("SWACO"), Derrick Manufacturing Corp; Oil Tools Pte. Ltd; Varco; and a number of regional competitors. The Company's solids control equipment is sold or rented in highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in the solids control equipment market. Management believes that, in addition to on-site services, the principal competitive factors affecting its solids control equipment business are performance, quality, reputation, customer service, product availability, breadth of product line and price.

   Coiled Tubing and Wireline Products

   The Company's Coiled Tubing and Wireline Products line sells capital equipment and consumables to most of the major oilfield coiled tubing and wireline remediation and drilling service providers. The Company believes it is the world's leading designer and manufacturer of coiled tubing units, coiled tubing and wireline pressure control equipment, and wireline units used in oil and gas well remediation, completion and drilling operations. This product line generated approximately $121 million, $83 million and $47 million in revenue, or approximately 21%, 16%, and 14% of the Company's total revenue, for the years ended December 31, 1998, 1997, and 1996, respectively. Demand for the Company's Coiled Tubing and Wireline Products is strongly dependent upon the capital spending plans of coiled tubing and wireline service companies.

   Coiled tubing consists of flexible steel tubing manufactured in a continuous string and spooled on a reel. It can extend several thousand feet in length and is run in and out of the well bore at a high rate of speed by a hydraulically operated coiled tubing unit. A coiled tubing unit is typically mounted on a truck or skid and consists of a hydraulically operated tubing reel or drum, an injector head which pushes or pulls the tubing in or out of the well bore, and various power and control systems. Coiled tubing is typically used with sophisticated pressure control equipment which permits the operator to continue to safely produce the well. The Company manufactures and sells both coiled tubing units and the ancillary pressure control equipment used in these operations.

   Coiled tubing provides a number of significant functional advantages over the principal alternatives of conventional drillpipe and workover pipe. Coiled tubing allows faster "tripping," since the coiled tubing can be reeled very quickly on and off a drum and in and out of a well bore. In addition, the small size of the coiled tubing unit compared to an average workover rig reduces preparation time at the well site. Coiled tubing permits a variety of workover and other operations to be performed without having to pull the existing production tubing from the well and allows ease of operation in horizontal or highly deviated wells. Thus, operations using coiled tubing can be performed much more quickly and, in many instances, at a significantly lower cost. Finally, use of coiled tubing generally allows continuous production of the well, eliminating the need to temporarily stop the flow of hydrocarbons. As a result, the economics of a workover are improved because the well can continue to produce hydrocarbons and thus produce revenues while the well treatments are occurring. Continuous production also reduces the risk of formation damage which can occur when the well is "shut in."

   Currently, most coiled tubing units are used in well remediation and completion applications. The Company believes that advances in the manufacturing process of coiled tubing, tubing fatigue protection and the capability to manufacture larger diameter coiled tubing strings have resulted in increased uses and applications for coiled tubing products. For example, well operators are increasingly finding uses for coiled tubing in drilling applications such as slim hole reentries of existing wells. The Company engineered and manufactured the first coiled tubing units built specifically for coiled tubing drilling in 1996.

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

   Generally, the Company supplies customers with the equipment and components necessary to use coiled tubing, which the customers typically purchase separately. The Company's coiled tubing product line consists of coiled tubing units, coiled tubing injector heads, coiled tubing and wireline pressure control equipment, wireline units, pressure pumping equipment, snubbing units, nitrogen pumping equipment and cementing, stimulation, and blending equipment. The Company markets its coiled tubing equipment under the Hydra Rig(R) brand name primarily to providers of coiled tubing drilling and workover services. The Company's primary coiled tubing unit production facilities are located at its Hydra Rig facility in Fort Worth, Texas. In addition, the Company markets coiled tubing pressure control equipment under the Texas Oil Tools brand name and manufactures such equipment at its facility in Conroe, Texas and to a lesser extent at the Dundee facility in the United Kingdom.

   Through its 1996 acquisitions of SSR (International) Ltd., and Pressure Control Engineering Ltd., and 1998 acquisition of Eastern Oil Tools Pte. Ltd, the Company assembled a market-leading position in the wireline unit manufacturing business, expanded its offering of downhole coiled tubing tools and added manufacturing facilities in Poole and Aberdeen, in the United Kingdom; Longview, Texas; Perth, Australia; and Singapore. Additionally, the Company began offering cementing equipment and fabricating nitrogen pumping units in Tulsa, Oklahoma, in December 1997, when it acquired Tulsa Equipment Manufacturing Company.

   The Company's acquisition of Eastern Oil Tools Pte. Ltd. in June, 1998 also added perforating guns to its offering of products. Additionally, the Company acquired Weston Oilfield Engineering Limited in Norwich, United Kingdom, in December 1998, which strengthened its coiled tubing unit refurbishing, servicing and spare parts business, as well as added new cryogenic nitrogen technologies.

   The Company has a long history of engineering new technologies and products for its Coiled Tubing and Wireline Products markets. It recently introduced the DSH "Sidedoor" Stripper/Packer, which allows packer and bushing replacement while the operator has coiled tubing in the wellbore, and the CT Slimhole BHA Jetting Tool Assembly, a small diameter jetting tool which can traverse small diameter well completion configurations. The Company's coiled tubing product offering also includes sophisticated downhole tools engineered to enable oil and gas producers to re-enter complex multilateral wells, to install coiled tubing velocity strings, to bypass electrical submersible pumps, and to perform a variety of other remediation and completion activities utilizing coiled tubing. One such product, the MLR(TM) system, was awarded a Meritorious Award for Engineering Innovation at the 1996 Offshore Technology Conference in Houston, Texas. Management believes that high-productivity multilateral drilling will continue to grow.

   The Company's customers for Coiled Tubing and Wireline Products include almost all major oil and gas coiled tubing service companies, as well as major oil companies and large independents. No single customer accounted for more than 10% of the Company's revenue in 1998. Competitors in Coiled Tubing & Pressure Control Products include Stewart & Stevenson, National Oilwell, Elmar, ASEP, IRI International and several smaller competitors.

   Pipeline and Other Industrial Services

   Pipeline and Other Industrial Services generated approximately $54 million, $61 million and $43 million in revenue, or approximately 10%, 12%, and 12% of the Company's total revenue, for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's Pipeline and Other Industrial Services provides a wide variety of industrial inspection services, including in-place inspection services of oil and gas transmission pipelines, and technical industrial inspection, monitoring, and quality assurance services for the construction, operation, and maintenance of major projects in energy-related industries.

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

   Management believes there are growth opportunities for the Company's Pipeline Services due to the aging of the worldwide pipeline network, and construction of new pipelines. U.S. regulatory inspection requirements and an extensive pipeline infrastructure in Eastern Europe are additional industry factors expected to contribute to the growth of the Company's Pipeline Services. Additionally, management believes that the Linalog(R) Plus technology and the Company's new digital TruRes(R) inspection technology will provide growth opportunities.

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

   The Company's Pipeline & Other Industrial Services customers includes most major pipeline operators, national oil and gas companies, and various nuclear power plant operators. No customer accounted for more than 10 percent of revenues for the Company in 1998. The Company's primary competitors include Pipeline Integrity International; Pipetronix, a subsidiary of Preussag AG; H. Rosen Engineering GmbH; and BJ Services. Management believes the major competitive factors for Pipeline Services are reputation for quality, service, reliability of obtaining a successful survey on the first run, product technology, price, and technical support on survey interpretation.

1998 Acquisitions

   In 1998, Tuboscope made the following acquisitions:

    Acquired Entity                  Product Line             Date of Acquisition
    ---------------                  ------------             -------------------
Viking Highlander, Inc.  Tubular Services                        January 1998
Certain assets of Smart
 Pipeline Services
 Limited                 Pipeline & Other Industrial Services    January 1998
Baytron Inc.             Solids Control                          March 1998
Pacific Inspection
 Company                 Tubular Services                        June 1998
Eastern Oil Tools Pte.
 Ltd.                    Coiled Tubing & Wireline Products       June 1998
M.S.D. Inc.              Solids Control                          August 1998
Certain assets of
 Frank's Oilfield
 Services-- Middle East
 (H.K.) Ltd.             Tubular Services                        October 1998
Weston Oilfield
 Engineering Limited     Coiled Tubing & Wireline Products       December 1998

Seasonal Nature of the Company's Business

   Historically, the level of the Company's business has followed seasonal trends, which are described below. However, the historical trends in Tubular Services and Solids Control Products & Services can also be subject to significant changes resulting from fluctuations in oil or gas prices and changes in drilling or workover rig counts. Additionally, the historical trends in Coiled Tubing and Wireline Products have been subject to the significant changes in capital spending by coiled tubing and wireline service companies.

   In past years, the Company's tubular inspection, tubular coating, and Solids Control businesses in the United States realized lower activity levels during the first quarter of the calendar year due to delays in the approval of drilling budgets and weather restrictions. The Company's tubular inspection, tubular coating, and Solids Control businesses in Canada typically realized a strong first quarter as operators took advantage of the winter freeze to help gain access to remote drilling and production areas, and then declined during the second quarter due to warmer weather conditions which resulted in thawing, softer ground, difficulty accessing drill sites, and road bans that curtailed drilling activity. In past years, Tubular Services activity in both the United States and Canada increased during the third quarter and then peaked in the fourth quarter as operators spent the remaining drilling and/or production capital budgets for the year. The seasonal trend in North America has been somewhat offset by the increased activity level in Latin America during the first quarter of each year.

   Pipeline inspection has typically experienced reduced activity during the first quarter of the calendar year. The high winter demand for gas and petroleum products in the northern states and the consequent curtailment of maintenance/inspection programs resulted in less opportunity to perform pipeline inspection during this time. During the second quarter, activity has typically begun to increase and normally has continued at relatively stable levels through the end of the year as operators finished scheduled maintenance programs. Mill systems sales and industrial inspection services have had no particular seasonal trend. The timing of mill equipment sales is not easily predictable and, accordingly, revenue tends to fluctuate from quarter to quarter.

   In general, the Coiled Tubing and Wireline Products product line has experienced lower revenue in the fourth quarter due to major customers placing orders, based on their budgeting process, in the fourth quarter for delivery during the next three quarters. This process may change in the future as a major customer has changed to a continuous budgeting process and will place orders throughout the year. There can be no guarantees that this trend will continue or that any other customer will change its ordering process.

   The Company anticipates that these seasonal trends will continue; however, there can be no guarantee that spending by the Company's customers will continue or that other customers will remain the same as in prior years.

Marketing & Distribution Network

   The Company's products are marketed through a sales organization and a network of agents and distributors which spans 49 countries. The Company's customers include major and independent oil and gas companies, national oil companies, oilfield equipment and product distributors and manufacturers, drilling and workover contractors, oilfield service companies, pipeline operators, steel mills, and other industrial companies.

   Certain tubular inspection and tubular coating products and services often are incorporated as a part of a tubular package sold by tubular supply stores to end users. The Company primarily has direct operations in the international marketplace, but operates through agents in certain markets.

   The Company's Solids Control customers are predominantly oil and natural gas producers and rig operators. The Company operates sales and distribution facilities at strategic locations worldwide to service areas with high drilling activity. The Company's worldwide Solids Control sales employees are complemented by service and engineering facilities which provide specialty repair and maintenance services to customers.

   The Company's Coiled Tubing and Wireline Products primarily are sold directly to end users through a worldwide employee Coiled Tubing and Wireline Products sales organization. The Company also has in place certain exclusive alliances with major oilfield service companies to provide pressure control equipment.

   The Company's Pipeline Services customers are primarily major oil and gas transmission companies and national oil companies in various countries around the world. The Company sells its services worldwide through a network of sales employees and agency agreements.

   The Company's foreign operations, which include significant operations in Canada, Europe, the Far East, the Middle East and Latin America, are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationship between the Company and such government-owned petroleum companies. Although the Company has not experienced any significant problems in foreign countries arising from nationalistic policies, political instability, economic instability or currency restrictions, there can be no assurance that such a problem will not arise in the future. See Note 11 of the Notes to the Consolidated Financial Statements for information regarding geographic revenue information.

Patents, Licenses and Trademarks

   Management believes that the Company's strong market position in its major businesses is enhanced by its leading technologies and reputation for innovation and expertise. Through an internal development program and certain acquisitions, the Company has assembled an extensive array of coiled tubing, wireline, downhole tools, solids control, tubular coating, tubular inspection, mill systems, and pipeline inspection technologies protected by a substantial number of trade and service marks, patents, trade secrets, and other proprietary rights.

   In 1996, the Company engineered, manufactured, and delivered the first coiled tubing units designed specifically to drill wells. The Company continues to invest in technology to improve and expand coiled tubing drilling, and holds a number of patents in both coiled tubing drilling and conventional coiled tubing unit designs. Additionally, the Company holds a number of patents related to the manufacture and design of pressure control equipment. The Company has joint development agreements for the proprietary SAFECONN(TM) connector system which permits the safe deployment of long perforating guns into live wells. The Company, through its Pressure Control Engineering subsidiary, also offers a wide array of coiled tubing completion and fishing tools, including its patented multi-lateral reentry (MLR(TM)) system, its Stiffline 2000(TM) coiled tubing velocity string wellhead hanger system, its HAPPI(TM) coiled tubing hydraulic anchor push-pull intensifier. The Company has a wide complement of patented blow out preventors and ancillary equipment for coiled tubing and wireline.

   The Company's Solids Control Products and Services group engineers and assembles linear motion shakers, combination linear motion/scalping shakers and various centrifuge designs. Additionally, various styles of screens for use with shakers are designed by the Company for specialized use in the separation of drill cuttings from fluids used in oil and gas drilling operations. The Company has various patents related to its screens and shale shakers in the U.S. and certain international locations. During 1997, the Company acquired the proprietary Gumbo Box(TM) and related Solids Control products of Nu-Tec, and the proprietary Accu-Scan(TM) automated rig instrumentation service of WMCO. The Gumbo Box(TM) removes certain sticky shales from drilling fluids, and the Accu-Scan(TM) monitors drilling fluid levels, mud gas, and makes other important measurements related to drilling operations.

   The Company and its recent acquisition Vetco Pipeline Services pioneered the pipeline inspection process with what is now known as "conventional pipeline" inspection technology. The Company's copyrighted Linalog(R) technology plus computer enhancement technique adds the ability to integrate computer analysis into the conventional technology. The Company's Tru Res(R) technology employs a patented state of the art high resolution pipeline inspection tool and next generation magnetic flux leakage technology to provide enhanced defect characterization.

   The Company's electromagnetic tubular inspection system, known as Amalog(R) IV, performs four separate inspections in one semi-automated process: the Sonoscope(R) section detects transverse defects, which are flaws aligned across the pipe; the Amalog(R) section detects flaws with longitudinal dimensions; the Isolog(R) section detects variations in the thickness of the wall of the pipe; and the grade verifier section compares each length with a standard to determine whether all the pipe is of the same metallurgical grade. In addition, the Company's PipeImage(TM) System for electromagnetic inspection system uses small sensors, digital signal processing, computer interpretation and three-dimensional image presentation to help identify flaws in mid-range walled pipe which may be undetectable with conventional electromagnetic inspection services.

   The equipment and technology used in the Company's ultrasonic tubular inspection systems (U-Tron(R), SOS Ultrasonic Inspection Unit, Vetcoscan(R) and NDTTM Eagle) is designed to inspect heavywall or non-magnetic tubing, casing and line pipe for manufacturing defects, where the effectiveness of electromagnetic inspection is limited. The Company's ultrasonic capabilities were further enhanced with the introduction of its Endsonic(R) technology for ultrasonic end area inspection in 1994, and its patented full body ultrasonic inspection unit (Truscope(R)) which provides 100% ultrasonic coverage at a rate of up to 200 feet per minute.

   As part of the Vetco Services acquisition, the Company acquired the interests of Baker Hughes Incorporated ("BHI") in substantially all of the foreign and domestic trademarks and patents and other proprietary technology used in the Vetco Services business (other than Vetcoscan(R)). These technologies include Vetcolog(R), PipeImageTM and Vetcoscope(R) electromagnetic inspection systems and the end area inspection system and all of the liquid and powder coating technology. In addition, the Company obtained certain rights to use the Vetcoscan(R) ultrasonic inspection technology outside the United States. In connection with such acquisition, BHI's domestic coating and inspection business retained the right to use such technology in the United States. ICO, Inc. acquired the domestic inspection and coating business of BHI in September 1992. In 1993 the Company introduced its WellChek(R) technology which inspects pipe on the rig floor as it is "tripped" from the well. High demand for the WellChek(R) service prompted Tuboscope to expand its fleet of these units by 42% during 1997. The Gator Hawk acquisition provided the Company with the patented Iso-Gator(R) hydrostatic tubular connection testing service, which is performed at the rig site to ensure tubing strings are made up properly.

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

Engineering and Manufacturing

   The Company manufactures or assembles the equipment and products which it leases and sells to customers, and which it uses in providing solids control, inspection, tubular coating, and pipeline inspection services. In addition to producing new solids control equipment and products, the Company produces spare parts for its solids control equipment and the Company manufactures tubular inspection equipment and instrumented pipeline inspection tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Conroe, Texas; Evangeline, Louisiana; Dundee, Scotland; and Montrose, Scotland. The Company manufactures screens used in its solids control operations and for sale to others at its New Iberia, Louisiana; Conroe, Texas; Leduc, Alberta; and Trinidad facilities. The

Company manufactures coiled tubing units, wireline units, pressure pumping equipment and pressure control equipment at its Fort Worth, Texas; Conroe, Texas; Longview, Texas; Tulsa, Oklahoma; Montrose Scotland; Aberdeen, Scotland; Singapore; Perth, Australia; and Poole, England facilities. The Company manufacturers fiber glass tubulars and fittings at its San Antonio, Texas and Big Spring, Texas facilities. The Company manufactures its tubular coatings in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers.

   Certain of the Company's manufacturing facilities and certain of the Company's products have various certifications, including, ISO 9001, API and ASME.

Raw Materials

   The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are readily available at competitive prices from numerous sources.

Backlog

   The Company's backlog is based upon anticipated revenues from customer orders that the Company believes are firm and scheduled for shipment within twelve months. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company, and orders may be changed at any time. As of December 31, 1998, the Company's backlog of Coiled Tubing and Wireline Products was $39.1 million, a decline of approximately 7% from the $42.1 million in backlog as of December 31, 1997. Backlog amounts in the Company's other product lines are not meaningful indicators of future business.

Environmental Matters

   The Company's inspection, coating and solids control services routinely involve the handling and disposal of chemical substances and waste materials, some of which may be considered to be hazardous wastes. These potential hazardous wastes result primarily from the use of mineral spirits to clean pipe threads during the tubular inspection process and from the coating process, and the handling and, in normal cases, the disposal of drilling fluids and cuttings on behalf of the drillers and/or producers.

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

Employees

   The Company's total workforce at December 31, 1998 was 4,372. This workforce represented a reduction of 16% from 5,185 at December 31, 1997. The Company considers its relations with its employees to be excellent.

Item 2. Properties

   The following is a description of the Company's major facilities:

                                                          Size (Approximate
          Location                  Description              Square Feet)       Owned/Leased
          --------                  -----------           -----------------     ------------
 Domestic:
 Bakersfield, California     Downing St. Inspection
                              Reclamation Facility      7,200 on 6 Acres       Owned
                             Downing Street
                              Inspection & Storage      8,690 on 6.67 Acres    Leased
                             Fairhaven Ave. Offices &
                              Warehouse                 8,400 on 5.14 Acres    Leased
                             Wear St. Inspection
                              Reclamation Yard          5 Acres                Leased
                             Inspection & Reclamation
 Santa Paula, California      Facility                  8,000 on 12 Acres      Owned
 Amelia, Louisiana           Coating Plant,
                              Inspection & Storage
                              Facilities                85,000 on 35 Acres     Building Owned*
                             Solids Control
 Evangeline, Louisiana        Administrative Offices    4,300 on 1 Acre        Owned
                             Solids Control Shop        9,600 on 3 Acres       Owned
                             Coating Plant &
 Harvey, Louisiana            Inspection Facility       53,000 on 7 Acres      Owned & Leased
 Lafayette, Louisiana        Highway 90 East Complex:
                              Service Facility,         12,075 on .98 Acres    Owned
                             Warehouse &
                              Administrative Offices
                             Solids Control Office &
                              Laboratory Facility       7,500 on .98 Acres     Leased
                             Solids Control Service &
 Lake Arthur, Louisiana       Rework Facility           7,800 on .5 Acres      Leased
                             Solids Control Office &
 Lake Charles, Louisiana      Manufacturing Facility    12,000 on 2 Acres      Leased
 Morgan City, Louisiana      Inspection Facility        42,400 on 3 Acres      Building Owned*
 New Iberia, Louisiana       Solids Control
                              Manufacturing &
                              Warehouse Facility        25,500 on 3.4 Acres    Owned
 New Orleans, Louisiana      Solids Control Office &
                              Service Facility          6,000 on .5 Acre       Leased
 St. Martinsville, Louisiana Solids Control Office &
                              Service Facility          4,000 on 1 Acre        Owned
 Edmond, Oklahoma            Coating Plant              40,000 on 19 Acres     Owned
 Oklahoma City, Oklahoma     Inspection Facility        6,000 on 5 Acres       Owned
 Tulsa, Oklahoma             Nitrogen Units & Pump
                              Manufacturing Facility,   40,700 on 4.47 Acres   Leased
                             Warehouse & Offices
 Big Spring, Texas           Fiberglass Tubular
                              Manufacturing Plant &     39,000 on 12 Acres     Owned
                             Administrative Offices
 Conroe, Texas               Solids Control &
                              Pressure Control          160,000 on 30.49 Acres Owned
                             Manufacturing Facility,
                              Warehouse,
                             Administrative & Sales
                              Offices &
                             Engineering Labs
 Corpus Christi, Texas       Inspection Facility        20,800 on 4 Acres      Owned
 Fort Worth, Texas           Coiled Tubing
                              Manufacturing Facility,   75,200 on 9.67 Acres   Owned
                             Warehouse,
                              Administrative & Sales
                              Offices                   26,700 on 1.6 Acres    Leased
                             Fabrication Center
 Houston, Texas              Holmes Road Complex:
                              Manufacturing,            300,000 on 50 Acres    Owned
                             Warehouse, Corporate
                              Offices, Coating
                             Manufacturing Plant &
                              Pipeline Services
                             Engineering/Technical
                              Research Center           76,000 on 6 Acres      Owned
                             Highway 90: Coating
                              Plant                     83,000 on 43 acres     Leased
                             Sheldon Road Complex:
                              Administrative            137,000 on 94 Acres    Land Owned**
                             Offices, Inspection &
                              Storage Facilities                               Building Leased
                             SOS Inspection Facility    32,000 on 31 Acres     Owned
                             Brandt/Southwest
                              Complex: Manufacturing
                              &                         40,700 on 4.47 Acres   Leased
                             Remanufacturing
                              Facility,
                              Administrative &
                             Sales Offices
                             Hardy Road Complex:
                              Inspection Facility,      19,734 on 14 Acres     Owned

                                                              Size (Approximate
            Location                    Description             Square Feet)       Owned/Leased
            --------                    -----------           -----------------    ------------
 Houston, Texas (cont'd)         Manufacturing Warehouse,
                                  Administrative
                                 Offices &Engineering
 Longview, Texas                 Pressure Control
                                  Manufacturing Facility,   24,240 on 8.99 Acres  Owned
                                 Warehouse & Offices
 Midland, Texas                  Coating Plant,
                                  Reclamation Facility &    87,000 on 25 Acres    Owned
                                 Technical Service
                                  Building
 Odessa, Texas                   Inspection Pipe Storage
                                  Yard & Ancillary          12,000 on 23.2 Acres  Leased
                                 Service Facility
 San Antonio, Texas              Fiberglass Tubular
                                  Manufacturing Plant,      76,529 on 19.57 Acres Owned
                                 R & D Lab,
                                  Administrative Offices
 Casper, Wyoming                 Inspection Facility        91,720 on 29 Acres    Owned
 North Slope (Deadhorse) Alaska  Inspection, Repair &
                                  Service Center            18,400 on 5.25 Acres  Building Owned*
 Kenai, Alaska                   Inspection Facility        9,100 on 21 Acres     Leased
 International:
 Canada:
 Bonnyville, Alberta             Solids Control & Pipe
                                  Reclamation Facility      13,500 on 3 Acres     Leased
 Brooks, Alberta                 Inspection Reclamation
                                  Facility                  8,000 on .25 Acres    Leased
 Calgary, Alberta                Pipeline Services
                                  Facility                  33,825 on .8 Acres    Leased
                                 Inspection Facility        20,000 on .63 Acres   Owned
 Lloydminister, Alberta          Inspection & Solids
                                  Control                   8,750 on 6.8 Acres    Leased
                                 Office, Warehouse, &
                                  Yard Facility
 Nisku, Alberta                  Coating Plant,
                                  Inspection Facility,      114,000 on 40 Acres   Owned
                                 Pipeline Services & Pipe
                                  Storage Yard
 Nisku, Alberta                  Solids Control Equipment
                                  Rental & Services         35,730 on 9.29 Acres  Owned
                                 Facility
 Nisku, Alberta                  Threading & Repair,
                                  Portable Inspection &     7,580 on 1.45 Acres   Owned
                                 Cleaning, Division
                                  Office
 Nisku, Alberta                  Shop & Maintenance,
                                  Administrative            10,000 on 2 Acres     Leased
                                 & Sales Offices
 Provost, Alberta                Inspection, Cleaning,
                                  Threading Repair
                                  Facility                  8,750 on .18 Acres    Leased
 Argentina:
 Plaza Huincul, Neuquen State    Reclamation & Inspection
                                  Facility                  2,000 on 2.3 Acres    Leased
 Comodoro Rivadavi, Chubut State Reclamation & Inspection
                                  Facility                  7,300 on 1.1 Acres    Leased
 Los Perales, Santa Cruz State   Tubing & Sucker
                                  Inspection Rod Yard       700 on 2.47 Acres     Leased
 Rinco de los Sauces, Neuquen    Solids Control Yard        960 on 88 Acres       Leased
 State
 Bolivia:
 Santa Cruz de la Sierra, Andres Pipe & Solids Control
                                  Yard, Warehouse, &        18,000 on 1.72 Acres  Leased
 Ibanez                          Office
 Colombia:
 Yopal, Colombia                 Solids Control
                                  Warehouse, Storage        4,600 on 3.75 Acres   Leased

                                                      Size (Approximate
         Location                Description            Square Feet)      Owned/Leased
         --------                -----------          -----------------   ------------
 Peru:
 Iquitos, Maynas          Solids Control Office &
                           Warehouse                 9,187               Leased
 Trinidad:
 Couva, Trinidad          Screens Manufacturing
                           Facility                  8,073 on .5 Acres   Leased
 San Fernando, Trinidad   Solids Control Sales &
                           Service Facility          7,000 on .28 Acres  Leased
 Venezuela:
 Anaco, Venezuela         Solids Control Facility    1 Acre              Owned
 Anaco, Venezuela         Inspection Facility        600 on 2.5 Acres    Leased
 La Candelaria, Venezuela Waste Management
                           Facility                  14.8 Acres          Leased
 La Canada, Venezuela     Undeveloped Land For
                           Waste Management          27.9 Acres          Owned
                          Facility
 Maracaibo, Venezuela     Solids Control Facility    25,000 on 1 Acre    Owned
 Equador:
 Quito                    Solids Control Office,
                           Warehouse &               1,184               Leased
                          Service facility
 Australia:
 Perth, Western Australia Administrative Offices     20,552              Leased
 Perth, Western Australia Coiled Tubing & Wireline
                           Products Warehouse        11,836              Leased
 France:
 Berlaimont, France       Coating Plant              44,000 on 16 Acres  Owned
 Singapore:
 Jurong, Singapore        Coating Plant              50,644 on 8 Acres   Building Owned*
 Jurong, Singapore        Inspection Facility        19,429 on 3 Acres   Building Owned*
 Tuas, Singapore          Coiled Tubing and
                           Wireline Products         66,938              Building Owned*
                          Manufacturing &
                           Administrative Facility
 United Kingdom:
 Bordon, England          Pipeline Services Center   12,000 on .75 Acres Building Owned*
 Aberdeen, Scotland       Inspection Facility,
                           Coating Plant,            45,209 on 10 Acres  Owned
                          Manufacturing,
                           Administrative & Sales
                           Manufacturing,
                           Administrative & Sales    25,274 on 1.3 Acres Leased
 Dundee, Scotland         Solids Control
                           Manufacturing Facility    16,000 on 3.7 Acres Owned
 Montrose, Scotland       Solids Control
                           Manufacturing &
                           Assembly                  22,400 on 1.5 Acres Owned
 Solids Control Warehouse 28,000                     Leased
 Dorset, England          Coiled Tubing & Pressure
                           Control                   12,700 on .33 Acres Leased
                          Manufacturing,
                           Administrative & Sales
 Germany:
 Celle, Germany           Inspection Facility,
                           Administrative &          43,560 on 12 Acres  Building Owned*
                          Engineering Offices
 Gladbeck, Germany        Coating Plant              25,635 on 4 Acres   Owned

                                                    Size (Approximate
        Location                Description            Square Feet)     Owned/Leased
        --------                -----------         -----------------   ------------
 Netherlands:
 Veenoord, Netherlands   Inspection Reclamation &
                          Repair Facility           53,361 on 2 Acres  Leased
 Norway:
 Floro                   Inspection/Cleaning Hall   10,000 on 1 Acre   Building Owned*
 Agotnes                 Inspection/Cleaning Hall   7,000 on 1 Acre    Building Owned*
 Saudi Arabia:
 Al Khobar, Saudi Arabia Reclamation, Inspection
                          Facility & Offices        340,203 on 8 Acres Leased

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

   The Company has been party to two lawsuits that allege wrongful death or injury of former employees resulting from exposure to silica and silica dust during employment with the Company, both of which have been settled. These settlements have been made on the Company's behalf by the Company's and Minstar's insurance carriers without financial loss to the Company. The Company is aware of the possibility that suits may be brought against it by other former employees alleging exposure to silica and silica dust during their employment with the Company. These suits may involve claims for wrongful death under a theory of gross negligence and claims for punitive damages, the amounts of which could be substantial but cannot be predicted. Additionally, the Company has been sued for three other claims arising out of allegations of exposure to asbestos, benzene and certain other substances alleged to have been used primarily during its processes in the 1960s, 1970s, and early 1980s. The Company believes that, based upon insurance and indemnification from Minstar, any such potential claims, if asserted, would not have a material adverse effect on the Company's results of operations or financial condition.

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

   The Company is a defendant in litigation in the United States District Court for the Southern District of Texas, Houston Division, styled Derrick Manufacturing Corporation vs. Advanced Wirecloth, Inc., Environmental Procedures, Inc. dba SWECO Oilfield Services, Vincent D. Leone, and William S. Cagle; Civil Action No. 942417 which is a consolidated action, having consolidated Civil Action No. 95-3653 into that Civil Action. Plaintiff asserts a number of claims related to the Company's screen manufacturing and its solids control business including: (1) infringement of United States Patent No. 4,575,421; (2) trademark infringement under 15 U.S.C. (S)1114, Section 32 of the Lanham Act; (3) unfair competition under 15 U.S.C. (S)1125(a), Section 43(a) of the Lanham Act; (4) state common law unfair competition; and (5) violation of Texas' Anti-Dilution Act. Plaintiff has asked for an unspecified amount of damages arising from these claims as well as a permanent injunction, as asserted in the original action as well as claims including: (1) infringement of United States Patent No. 5,417,859; (2) trademark infringement under 15 U.S.C. (S)1114, Section 32 of the Lanham Act; (3) unfair competition under 15 U.S.C. (S)1125(a), Section 43(a) of the Lanham Act; (4) state common law unfair competition; (5) false marking of Advanced's and SWECO's screens with U.S. Patent No. 5,385,669 in violation of 35 U.S.C. (S)292(a); and (6) violation of Texas' Anti-Dilution Act. Plaintiff has asked for an unspecified amount of damages arising from these claims as well as for preliminary and permanent injunctions. The Company believes it has strong defenses to all of Derrick's allegations, and that based on these defenses and insurance, the result from this litigation will not have a material adverse effect on the Company's results of operations or financial condition. This action is being vigorously contested, and the costs of defense are being provided by the insurance carriers.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of stockholders during the fourth quarter of 1998.

                                    Part II

Item 5. Markets for Registrant's Common Equity Stock and Related Stockholder Matters

   The Company's common stock is reported on the New York Stock Exchange (NYSE) under the symbol "TBI". The Company's stock was previously reported on the Nasdaq Stock Market under the symbol "TUBO". The Company changed its common stock listing from the Nasdaq Stock Market to the NYSE on September 9, 1997. The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by Nasdaq or the NYSE:

                                                 1998              1997
                                               -------------     ------------
                                               High     Low      High    Low
                                               ----     ----     ----    ----
1st Quarter................................... $23      $16 7/8  $16 1/8 $11 1/2
2nd Quarter................................... 26 1/4    19 1/4   28 3/4  15 3/8
3rd Quarter................................... 22 1/4     9 3/16  31 3/8  18 3/4
4th Quarter................................... 13 7/16    6 3/4    36     17 7/16

   The closing price of the Company's common stock on March 26, 1999 was $11.00. The approximate number of stockholders of record on March 26, 1999 was 234.

   Holders of Tuboscope Common Stock are entitled to such dividends as may be declared from time to time by the Tuboscope Board of Directors out of funds legally available therefore. The Company has not declared or paid any dividends on its common stock since its inception and does not currently plan to declare or pay any dividends. The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock until all mandatory prepayments have been made from excess cash flow and the total funded debt to capital ratio is not greater than 40%. The Company's total funded debt to capital ratio (as defined under the agreement) was 42.3% at December 31, 1998. The Company was therefore prohibited from paying dividends under the terms of its Senior Credit Agreement at December 31, 1998.

Item 6. Selected Financial Data

   The information below is presented in order to highlight significant trends in the Company's results from operations and financial condition. See Note 3 of the Notes to the Consolidated Financial Statements regarding the 1998, 1997, and 1996 acquisitions.

                                       Years Ended December 31,
                             -------------------------------------------------
                               1998       1997      1996      1995      1994
                             ---------  --------  --------  --------  --------
                              (Dollars in thousands, except ratio and per
                                              share data)
Statement of Operations
 Data:
  Revenue................... $ 567,701  $525,231  $341,431  $190,015  $192,175
  Cost of Sales.............   413,348   362,251   243,854   138,367   140,462
  Gross Profit..............   154,353   162,980    97,577    51,648    51,713
  Selling, general and
   administrative expense...    54,534    51,475    35,662    20,732    21,511
  Research and engineering
   costs....................    12,738    10,580     6,595     3,456     3,154
  Write-off of assets and
   restructure costs........       --        --     76,601       --        --
                             ---------  --------  --------  --------  --------
  Operating profit (loss)
   (1)......................    87,081   100,925   (21,281)   27,460    27,048
  Interest expense..........    18,122    14,456    13,414    12,328    12,190
  Other (income) expense,
   net......................     1,848     1,520       293       (73)      569
                             ---------  --------  --------  --------  --------
  Income (loss) before
   income taxes and
   extraordinary loss.......    67,111    84,949   (34,988)   15,205    14,289
  Provision (benefit) for
   income taxes.............    25,166    31,845     8,238     6,386     6,001
  Income (loss) before
   extraordinary loss.......    41,945    53,104   (43,226)    8,819     8,288
  Extraordinary loss, net of
   income tax...............       --        --     (6,373)      --       (764)
                             ---------  --------  --------  --------  --------
  Net income (loss).........    41,945    53,104   (49,599)    8,819     7,524
  Dividends applicable to
   redeemable preferred
   stock....................       --        --        --        700       700
                             ---------  --------  --------  --------  --------
  Net income (loss)
   applicable to common
   stock.................... $  41,945  $ 53,104  $(49,599) $  8,119  $  6,824
                             =========  ========  ========  ========  ========
  Basic earnings (loss) per
   common share............. $    0.94  $   1.22  $  (1.35) $    .44  $    .37
                             =========  ========  ========  ========  ========
  Dilutive earnings (loss)
   per common share......... $    0.89  $   1.14  $  (1.35) $    .44  $    .37
                             =========  ========  ========  ========  ========
Other Data:
  EBITDA (2)................ $ 116,084  $125,515  $ 72,633  $ 42,570  $ 40,859
  Ratio of EBITDA to
   interest expense (3).....       6.4x      8.7x      5.4x      3.5x      3.4x
  Ratio of earnings to fixed
   charges(4)...............       4.7x      6.8x      3.9x      2.2x      2.0x
  Depreciation and
   amortization............. $  30,851  $ 26,110  $ 17,606  $ 15,037  $ 14,380
  Capital expenditures...... $  39,792  $ 35,190  $ 18,681  $  7,645  $  7,549
Balance Sheet Data (end of
 period):
  Working Capital........... $ 114,099  $ 81,294  $ 74,393  $ 44,623  $ 35,926
  Total assets..............   712,172   686,167   505,165   306,679   317,027
  Total debt................   250,744   218,377   184,743   111,617   123,851
  Preferred stock...........       --        --        --     10,175    10,175
  Common stockholders'
   equity...................   339,074   300,033   218,902   121,441   113,424

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

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

 Operating Environment Overview:

   The Company's results are dependent on the level of worldwide oil and gas drilling and production activity, the price of oil and gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance and construction activity, and worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

                                                                  %       %
                                                                1998 v  1998 v
                                            1998*  1997*  1996*   1997    1996
                                           ------ ------ ------ ------  ------
Rig Activity:
  U.S.....................................    845    968    798 -12.7%    5.9%
  Canada..................................    261    374    270 -30.2%   -3.3%
  International...........................    756    810    793  -6.7%   -4.7%
                                           ------ ------ ------ -----   -----
  Worldwide...............................  1,862  2,152  1,861 -13.5%    --

Workover Rig Activity:
  U.S.....................................  1,088  1,422  1,334 -23.5%  -18.4%
  Canada..................................    251    357    334 -29.7%  -24.9%
                                           ------ ------ ------ -----   -----
  North America...........................  1,339  1,779  1,668 -24.7%  -19.7%

West Texas Intermediate Crude (per
 barrel).................................. $14.39 $21.14 $21.62 -31.9%  -33.4%
Natural Gas Prices $/mbtu................. $ 2.09 $ 2.49 $ 2.50 -16.1%  -16.4%

--------
* Averages for the years indicated. The source for rig activity information was Baker Hughes Incorporated ("BHI"), and the source for oil and gas prices was Spears and Associates.

   During the fourth quarter of 1998, the inflation adjusted price of oil declined to levels not seen since the 1930's (according to the American Petroleum Institute). The 1998 average price for West Texas Intermediate Crude Oil declined approximately 32% from the 1997 average price. This decline had a major detrimental effect on the 1998 average rig counts in the U.S. and Canada, which dropped approximately 13% and 30%, respectively, compared to the average rig counts in 1997. The decline in oil prices also led to lower average workover rig counts for both the U.S. (which declined approximately 23% from 1997 to 1998) and Canada (which declined approximately 30% from 1997 to 1998). The average international rig count in 1998 declined 7% compared to the 1997 average. Latin America and Europe, two major areas of activity for the Company, declined approximately 12% and 14%, respectively.

   As shown in the following chart, the decline in average rig count was especially steep from the first quarter of 1998 to the fourth quarter of 1998. The U.S. average rig count during this period declined 31% from an average of 992 active rigs in the first quarter of 1998 to an average of 685 active rigs in the fourth quarter of 1998. In addition, the international average rig count declined 14% from 797 average rigs in the first quarter of 1998 to 689 average rigs in the fourth quarter of 1998. The decline in rig activity continued in the first month of 1999 as rig activity declined further in the U.S. (14%) and international markets (8%), compared to the fourth quarter of 1998.

             [PERFORMANCE GRAPH OF INDUSTRY TRENDS APPEARS HERE]

                          Rig Counts and Oil Prices

                    1Q96    2Q96    3Q96    4Q96    1Q97    2Q97    3Q97    4Q97    1Q98    2Q98    3Q98    4Q98    1Q99*
                   ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
Total Rigs          1,841   1,717   1,902   1,985   2,077   2,024   2,224   2,280   2,264   1,860   1,742   1,578   1,563
Canada                339     147     276     318     396     253     399     448     461     173     206     204     341
US                    723     777     824     869     877     959   1,016   1,019     992     890     811     685     587
International         779     793     802     798     804     812     809     813     811     797     725     689     635
W. TX Int.($)       18.98   20.39   22.53   24.56   22.86   19.95   19.70   22.04   15.88   14.63   14.10   12.96   12.42

   *1Q99 is averaged data as of January 31, 1999.

   Source: Rig count: Baker Hughes Incorporated ("BHI").
   West Texas Intermediate: Wall Street Journal closing price.

   These declines have been due to reduced investment in oil and gas projects by operators due to low oil and gas prices. Low oil prices have been attributed to, among other things, an excess supply of oil in the world markets brought on by higher organization of Petroleum Exporting Countries ("OPEC") production, reduced domestic demand for oil and gas associated with an unusually warm winter, and lower potential worldwide demand due to the continuing economic difficulties in Asia and Latin America.

   As prices for oil and gas and the related rig activity have continued to decline, the Company and others in the industry have experienced a substantial reduction in demand for their products and services. In response to the significant decline in activity in the oil and gas industry, the Company has reduced its workforce by approximately 16% from 5,185 at January 1, 1998 to 4,372 at December 31, 1998. During the first two months of 1999, additional workforce reductions of 115 were made as the Company continued to adjust to falling rig counts and activity levels.

 Acquisitions:

   During 1998 and 1997, the Company completed six and eleven acquisitions, respectively. In addition, the Company completed two asset purchases in 1998 and made two equity investments in 1997. The total purchase price and debt assumed for the 1998 and 1997 acquisitions and investments was $124.5 million, consisting of cash of $73.0 million, notes payable of $20.1 million, and equity of $31.4 million. A summary of the 1998 and 1997 acquisitions is included in Note 3 to the 1998 Consolidated Financial Statements.

   The Company's strategic acquisitions have accomplished the following:

  . Expanded the Company's solids control product offerings with its acquisition of Nu-Tec Inc., WMCO Investments, Inc., WMCO Equipment Inc., Enaco PLC., Pump Systems, Ltd., and Southwest Centrifuge Inc. during 1997, along with Baytron Inc., and MSD, Inc. in 1998.

  . Increased the Company's capabilities and further strengthened the Company's presence in the market for Coiled Tubing and Wireline Products with the acquisition of Tulsa Equipment Manufacturing Company (TEM) in 1997, and Eastern Oil Tools Pte, Ltd ., and Weston Oilfield Engineering Limited in 1998.

  . Established the Company as a leading manufacturer of high pressure fiber glass tubulars used in oil field applications through its acquisition of Fiber Glass Systems, Inc., (FGS) in 1997.

  . Strengthened the Company's tubular service business with the acquisitions of Gator Hawk, Inc., the tubular services business of Pro Serv AS (Norway), Cut-Rite Tubular Services Ltd., (Canada) in 1997, and Pacific Inspection Services, Viking Hilander, Inc., and certain assets of Frank's Oilfield Services (H.K.) Ltd., in 1998.

  . Strengthened the Company's leading solids control position in Canada with the acquisitions of Fisher Fluids and the operating assets of Blackfire Oil Inc. in 1997.

Results of Operations

 Year Ended December 31, 1998 vs. Year Ended December 31, 1997

   Revenue. Revenue for the year ended December 31, 1998 was $567.7 million, an increase of $42.5 million, or 8.1%, compared to 1997 revenue of $525.2 million. The increase was primarily due to revenue from the acquisitions completed in 1998 and 1997, and an increase in Coiled Tubing and Wireline products revenue. Excluding the acquisitions, 1998 revenue would have been down slightly due to the significant reduction in worldwide rig activity during the second half of 1998.

   Tubular Services, comprised of Inspection, Coating and Mill Systems and Sales, generated revenue of $222.8 million in 1998, a decrease of $2.2 million, or 1%, from 1997 revenue of $225.0 million. The decline was due mainly to a reduction in North America activity offset to some degree by the acquisition of five inspection operations in 1998 and 1997, and greater Mill equipment sales in 1998.

   Solids Control Products and Services revenue was $169.3 million in 1998, an increase of $13.9 million, or 8.9%, from 1997 revenue of $155.4 million. The increase in Solids Control revenue for the year was mainly due to incremental revenue from eight acquisitions completed since the second quarter of 1997 and greater solids control capital equipment and screen sales in 1998 compared to 1997. Lower revenue from North American rental and service operations in the last three quarters of 1998 compared to 1997 offset these increases to some extent. The North American decline was the result of lower activity levels mainly on the Gulf Coast and in Canada due to poor market conditions.

   Coiled Tubing and Wireline Products revenue was $121.4 million in 1998, an increase of $38.0 million, or 45.5%, over 1997 revenue of $83.4 million. The growth was due to a strong backlog resulting from the higher activity levels in late 1997 and early 1998 and the full year effect of the 1997 and 1998 acquisitions. The decline in industry activity was reflected in an 18.5% decline in sales of products during the fourth quarter of 1998, compared to the third quarter of 1998. The Coiled Tubing and Wireline Products backlog at December 31, 1998 was $39.1 million, down $3.0 million from the December 31, 1997 backlog. Backlog declined $13.1 million from June 30, 1998 as a result of the market activity downturn in the second half of 1998.

   Pipeline and Other Industrial Service revenue was $54.2 million for 1998, a decrease of $7.2 million, or 11.8%, from 1997 revenue of $61.4 million.. The decrease was primarily due to lower revenue in the Middle East, delays in pipeline inspection operations in Latin America, and economic conditions in Asia. In addition, the Company sold pipeline equipment of $1.1 million in 1997 which did not occur in 1998.

   Gross Profit. Gross profit was $154.4 million, a decrease of $8.6 million, or 5.3%, from 1997 gross profit of $163.0 million. Gross profit as a percentage of revenue was 27.2% in 1998, down from 31.0% in 1997. The decline in gross profit dollars and percentages was due primarily to changes in revenue mix, lower revenue volume in the second half of 1998, and increased pricing pressure as a result of depressed industry conditions in the second half of 1998.

   Selling, General, and Administrative Costs. Selling, general, and administrative costs of $54.5 million for 1998 were $3.1 million greater than 1997 due to the 1997 and 1998 acquisitions. Despite the acquisition effect, selling, general and administrative costs declined $0.8 million (6%) in the fourth quarter of 1998 compared to the same period of 1997. The drop in fourth quarter costs reflected the Company's costs controls implemented in response to market conditions.

   Research and Engineering Costs. Research and engineering costs of $12.7 million for 1998 were $2.2 million greater than 1997 costs of $10.6 million. The majority of the increase was associated with innovations in solids control screens, shakers and centrifuges, the Company's "Tru Res" high resolution pipeline tools, and development of products for Tubular Services and Coiled Tubing and Pressure Control products.

   Operating Profit. As a result of the factors discussed above, operating profit decreased $13.8 million, or 13.7%, to $87.1 million in 1998 compared to $100.9 million in 1997.

   Interest Expense. Interest expense was $18.1 million, an increase of $3.7 million over 1997 interest expense of $14.5 million. The increase was due to an increase in debt resulting from the 1998 and 1997 acquisitions.

   Other Expense (Income). Net other expense, which includes interest income, foreign exchange, amortization of financing costs, minority interest and other expense (income) resulted in a net expense of $1.8 million for 1998, up $.3 million compared to 1997. The increase over 1997 was primarily related to increased foreign exchange losses offset by increased interest income. The foreign exchange losses were primarily related to a weaker Canadian dollar in 1998 compared to 1997.

   Provision (Benefit) for Income Taxes. The Company's effective tax rate for 1998 was 37.5%. This rate is higher than the domestic rate of 35% due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

   Net Income (Loss). Net income was $41.9 million, a decrease of $11.2 million from the 1997 net income of $53.1 million. The decline in net income was due to the factors discussed above.

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

   Coiled Tubing and Wireline Products revenue was $83.4 million in 1997, an increase of $36.4 million, or 77%, over 1996 revenue of $47.0 million. This increase was due to (i) the full year impact of the Drexel Merger, (ii) the 1997 acquisitions and the full year impact of the 1996 acquisitions (excluding the Drexel Merger), which collectively accounted for $13.7 million of the increase in revenue, and (iii) the growth in the sale of coiled tubing units and coiled tubing blowout preventors.

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

   Research and Engineering Costs. 1997 research and engineering costs were $10.6 million, an increase of $4.0 million over the 1996 costs of $6.6 million. The majority of these costs were related to solids control innovations associated with screens, shakers, and centrifuges, the Company's "Tru Res high resolution pipeline tools, and continuing efforts related to product and service development in Tubular Services and Coiled Tubing Technology. The increase in costs was due primarily to research and engineering projects associated with Drexel operations and the various acquisitions in 1997 and 1996, and the Company's efforts to increase its technological development.

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

   Interest Expense. Interest expense was $14.5 million, an increase of $1.0 million over 1996 interest expense of $13.4 million. This increase was due to an increase in debt resulting primarily from the 1996 and 1997 acquisitions. The increase was partially offset by a lower effective interest rate resulting from the Company's retirement in the fourth quarter of 1996 of its 10% Notes from proceeds of the Company's Senior Term Loan Facility. In addition, the Company entered into four interest rate swap transactions in 1996 which effectively hedged $90 million of the Company's variable interest rate debt (see detailed discussion in Note 6 to the 1997 Consolidated Financial Statements). Also in May 1997, the Company purchased a $40 million collar agreement which provides protection if interest rates rise above 7.77%.

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

Financial Condition and Liquidity

   For the year ended December 31, 1998, the Company generated $59.4 million of cash from operations as compared to $46.9 million in 1997. Excluding changes in working capital accounts and other liabilities, cash provided by operating activities was $82.0 million in 1998 as compared to $89.9 million in 1997. The Company's principal uses of cash generated from operations were for capital expenditures, acquisitions and debt payments. At December 31, 1998, working capital was $114.1 million, an increase of $32.8 million from December 31, 1997. The working capital increase was due mainly to the 1998 acquisitions and 1998 payments related to 1997 acquisitions. Accounts receivable declined $20.6 million from December 31, 1997 to December 31, 1998 due to the decline in revenue in the second half of 1998. Total days sales in accounts trade receivable was 91.4 days and 82.7 days at December 31, 1998 and 1997, respectively. The increase was due to slower collections due to economic conditions in the Far East and the downturn in the oil industry. Inventory was up $8.5 million due to the 1998 acquisitions and an increase in inventory associated with the new pipeline tools. Accounts payable and accrued expense declined $39.3 million due primarily to payments related to the acquisitions of FGS, WMCO, and Nutec.

   For the twelve months ended December 31, 1998, cash flows used for investing activities were $74.7 million compared to $73.6 million in 1997. Capital expenditures of $39.8 million were concentrated in the addition of coating facilities, equipment with new technology in both the inspection and pipeline products, and in new products for solids control. Capital spending for 1999 is expected to approximate $15.0 million. The Company expects to fund its capital requirements in 1999 principally from cash generated from its operations and its revolving credit facility.

   For the twelve months ended December 31, 1998, net cash generated from financing activities was $11.6 million compared to $29.0 million in 1997. The 1998 net cash generated from financing activities was principally from net borrowings under the Company's Senior Credit Agreement, offset by treasury stock purchases of $15.3 million.

   Current and long term debt at December 31, 1998 was $250.7 million, an increase of $32.4 million as compared to December 31, 1997. This increase was due mainly to borrowings on a revolving credit facility and debt assumed from acquisitions. The Company's outstanding debt, at December 31, 1998 consisted of $100.0 million under the Company's 7 1/2% Senior Subordinated Notes, $93.8 million of term loans due under the Company's Bank Credit Facility, $40.0 million due under the Company's revolving credit facility, $4.0 million of convertible notes related to the acquisition of Gauthier Brothers, $2.7 million of debt assumed in the FGS acquisition, and $10.2 million of other debt.

   The Company had $56.4 million available for borrowing at December 31, 1998 under a $100 million revolving credit facility and $4.1 million available under its $5 million swingline facility, subject to certain financial covenants which limit total borrowing availability. Approximately $4.5 million of the revolving credit and swingline facilities was used for outstanding letters of credit.

   The Company's Bank Credit Facility restricts the Company from paying dividends on its capital stock unless the total funded debt to capital ratio is less than 40% The Company's total funded debt to capital ratio (calculated as defined under the agreement) was 42.3% at December 31, 1998. In March 1999, the Company amended the Credit Agreement with the lending group to provide for increased flexibility by increasing the debt to equity ratio and decreasing the interest coverage ratio.

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

   The oil and gas industry in which the Company participates historically has experienced significant volatility. Demand for the Company's services and products depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the volume of production, the number of well completions, the capital expenditures of other oilfield service companies and drilling contractors, the level of pipeline construction and maintenance expenditures, and the level of workover activity. Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada.

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

   The Company's solids control, inspection and coating services routinely involve the handling of waste materials, some of which may be considered to be hazardous wastes. The Company is subject to numerous local, state and federal laws and regulations concerning the containment and disposal materials, pursuant to which the Company has been required to incur compliance and clean-up costs. Compliance with environmental laws and regulations due to currently unknown circumstances or developments, however, could result in substantial costs and have a material adverse effect on the Company's results of operations and financial condition.

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

 The Plan

   The Company has completed an evaluation of the effects the Y2K problem could have on the products and services the Company provides, the processing capabilities of the Company's computers and other internal information systems, as well as non-informational systems which affect the Company's operational capabilities. Based on the hardware and software changes made to date, and the planned changes expected to be made prior to December 31, 1999, the Company is expected to have addressed all material internal issues concerning the Y2K issue before January 1, 2000.

   In addition, the Company is in the process of evaluating the Y2K compliance capabilities of major customers and suppliers. The majority of the Company's major customers and suppliers have been contacted regarding the Y2K issue. The Company anticipates this evaluation process will be in effect for all of 1999 and will include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. The Company is not currently aware of any customer or supplier circumstances that may have a material adverse impact on the Company. The Company will be looking for alternative suppliers where circumstances warrant.

 Cost

   The Company's preliminary estimate of the total cost for Y2K compliance is approximately $750,000, of which approximately $285,000 has been incurred through December 31, 1998. The majority of these costs are being expensed as incurred and are not expected to have a material impact on the Company's results of operations or financial position.

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

Item 7A. Quantitative & Qualitative Disclosure About Market Risk

   The Company does not believe it has a material exposure to market risk. The Company manages the exposure to interest rate changes by using a combination of fixed rate debt and interest rate swap agreements for almost all variable rate debt. At December 31, 1998, the Company had $250.7 million of outstanding debt. Fixed rate debt included $100.0 million of Senior Notes at a fixed interest rate of 7 %. An additional $90.0 million of outstanding variable rate debt was effectively converted to fixed rate debt through the use of interest rate swap agreements and $40.0 million of variable rate debt was protected through the use of a collar agreement. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at December 31, 1998. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data

   The financial statements of the Company and subsidiaries required to be included in this Item 8 are set forth in Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   There is hereby incorporated herein by reference the information appearing under the captions "Proposal 1--", "Election of Directors" and "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 1999.

Item 11. Executive Compensation

   There is hereby incorporated herein by reference the information appearing under the captions "Executive Compensation" of the registrant's definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Commission on or before April 30, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Certain Holders Thereof" of the registrant's definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Commission on or before April 30, 1999.

Item 13. Certain Relationships and Related Transactions

   There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Commission on or before April 30, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) 1. Financial Statements of the Company

                                                                        Page
                                                                      --------
Report of Independent Auditors.......................................   F-1
Consolidated Balance Sheets at December 31, 1998 and 1997............   F-2
Consolidated Statements of Operations for the years ended December
 31, 1998, 1997, and 1996............................................   F-3
Consolidated Statements of Common Stockholders' Equity and
 Comprehensive Income
 for the years ended December 31, 1998, 1997, 1996...................   F-4
Consolidated Statements of Cash Flows for the years ended December
 31, 1998, 1997, and 1996............................................   F-5
Notes to Consolidated Financial Statements........................... F-6-F-28

   2. Financial Statement Schedules:
     The information under the following captions is filed as part of this
  Report:

Schedule I Parent Company Only Condensed Balance Sheets..............   S-1
Schedule I Parent Company Only Condensed Statements of Operations....   S-2
Schedule I Parent Company Only Condensed Statements of Cash Flows....   S-3
Schedule I Parent Company Only Notes to Condensed Financial
 Statements..........................................................   S-4
Schedule II Valuation and Qualifying Accounts........................   S-5

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

   3. The list of exhibits contained in the Index to Exhibits are filed as part of this Report--Page 30.

   (b) Reports on Form 8-K

   There were no reports on Form 8-K filed in the fourth quarter of 1998.

                                 EXHIBIT INDEX

 Exhibit No.                       Description                        Note No.
 -----------                       -----------                        --------
 3.1         Amended and Restated Bylaws.                             (Note 2)
             Restated Certificate of Incorporation, dated March 12,
 3.2         1990.                                                    (Note 7)
             Certificate of Amendment to Restated Certificate of
 3.3         Incorporation dated May 12, 1992.                        (Note 8)
             Certificate of Amendment to Restated Certificate of
 3.4         Incorporation dated May 10, 1994                         (Note 10)
             Certificate of Amendment to Restated Certificate of
 3.5         Incorporation dated April 24, 1996.                      (Note 17)
             Certificate of Amendment to Restated Certificate of
 3.6         Incorporation dated June 3, 1997.                        (Note 18)
 4.1         Registration Rights Agreement dated May 13, 1998 among   (Note 1)
             the Company, Brentwood Associates, Hub Associates IV,
             L.P. and the investors listed therein.
 4.2         Purchase Agreement dated as of October 1, 1991 between   (Note 3)
             the Company and Baker Hughes Incorporated regarding
             certain registration rights.
 4.3         Exchange Agreement, dated as of January 3, 1996, among   (Note 11)
             the Company and Baker Hughes Incorporated.
 4.4         Registration Rights Agreement dated April 24, 1996       (Note 15)
             among the Company, SCF III, L.P., D.O.S. Partners
             L.P., Panmell (Holdings), Ltd. and Zink Industries
             Limited.
 4.5         Registration Rights Agreement dated March 7, 1997        (Note 16)
             among the Company and certain stockholders of Fiber
             Glass Systems, Inc.
 4.6         Warrant for the Purchase of Shares of Common Stock       (Note 15)
             Expiring December 31, 2000 between the Company and SCF
             III, L.P. regarding 2,533,000 shares, dated January 3,
             1996.
 4.7         Warrant for the Purchase of Shares of Common stock       (Note 11)
             expiring December 31, 2000 between the Company and
             Baker Hughes Incorporated regarding 1,250,000 shares,
             dated January 3, 1996.
 4.8         Indenture, dated as February 25, 1998, between the       (Note 19)
             Company, the Guarantors named therein and The Bank of
             New York Trust Company of Florida as trustee, relating
             to $100,000,000 aggregate principal amount of 7 1/2%
             Senior Notes due 2008 Specimen Certificate of 7 1/2%
             Senior Notes due 2008 (the "Private Notes"); and
             Specimen Certificate at 7 1/2% Senior Notes due 2008
             (the "Exchange Notes").
 4.9         Registration Rights Agreement, dated as of February      (Note 19)
             25, 1998 between the Company Credit Suisse First
             Boston Corporation, ABN AMRO Incorporated, Chase
             Securities and Solomon Brothers Inc.
 10.1        Amended and Restated Secured Credit Agreement, dated     (Note 19)
             as of February 9, 1998, between Tuboscope Inc., and
             Chase Bank of Texas, National Association, ABN Amro
             Bank N.V., Houston Agency, and the other Lenders Party
             Thereto, and ABN Amro Bank N.V., Houston Agency as
             Administrative Agent (includes form of Guarantee).
 10.1.1      Form of Amendment No. 1 to Amended and Restated
             Secured Credit Agreement dated as of March 29, 1999.
 10.1.2      Form of Reaffirmation of Guarantee relating to Amended
             and Restated Secured Credit Agreement dated as of
             March 29, 1999.
 10.2        401(k) Thrift Savings Plan (As Amended and Restated      (Note 20)
             Effective January 1, 1993); First Amendment thereto
             dated February 15, 1996; Second Amendment thereto
             dated October 25, 1996; Third Amendment thereto dated
             December 31, 1996; and the Fourth Amendment thereto
             dated February 19, 1998.
 10.3        Deferred Compensation Plan dated November 14, 1994;      (Note 20)
             Amendment thereto dated May 11, 1998.
 10.4        Employee Qualified Stock Purchase Plan; and First        (Note 6)
             Amendment to Employee Qualified Stock Purchase Plan
             dated March 10, 1994.
 10.5        1996 Equity Participation Plan; Form of Non-qualified    (Note 13)
             Stock Option Agreement for Employees and Consultants;
             Form of Non-qualified Stock Option Agreement for
             Independent Directors.

 Exhibit No.                       Description                        Note No.
 -----------                       -----------                        --------
 10.6        DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd.     (Note 14)
             Non Statutory Stock Option Agreement.
 10.7        Amended and Restated Stock Option Plan for Key           (Note 4)
             Employees of Tuboscope Vetco International
             Corporation; Form of Revised Incentive Stock Option
             Agreement; and Form of Revised Non-Qualified Stock
             Option Agreement.
 10.8        Stock Option Plan for Non-Employee Directors;            (Note 5)
             Amendment to Stock Option Plan for Non-Employee
             Directors; and Form of Stock Option Agreement.
 10.9        Master Leasing Agreement, dated December 18, 1995        (Note 11)
             between the Company and Heller Financial Leasing, Inc.
 21          Subsidiaries
 23          Consent of Independent Auditors
 27          Financial Data
 Note 1      Incorporated by reference to the Company's
             Registration Statement on Form S-1 (No.33-31102).
 Note 2      Incorporated by reference to the Company's
             Registration Statement on Form S-1 (No.33-33248).
 Note 3      Incorporated by reference to the Company's
             Registration Statement on Form S-1 (No.33-43525).
 Note 4      Incorporated by reference to the Company's
             Registration Statement on Form S-8 (No.33-72150).
 Note 5      Incorporated by reference to the Company's
             Registration Statement on Form S-8 (No.33-72072).
 Note 6      Incorporated by reference to the Company's
             Registration Statement on Form S-8 (No.33-54337).
 Note 7      Incorporated by reference to the Company's Annual
             Report on Form 10-K for the fiscal year ended December
             31, 1990.
 Note 8      Incorporated by reference to the Company's Annual
             Report on Form 10-K for the fiscal year ended December
             31, 1992.
 Note 9      Incorporated by reference to the Company's Annual
             Report on Form 10-K for the fiscal year ended December
             31, 1993.
 Note 10     Incorporated by reference to the Company's Proxy
             Statement for the 1994 Annual Meeting of Stockholders.
 Note 11     Incorporated by reference to the Company's Annual
             Report on Form 10-K for the fiscal year ended December
             31, 1995.
 Note 12     Incorporated by reference to the Company's Annual
             Report on Form 10-K for the fiscal year Ended December
             31, 1997.
 Note 13     Incorporated by reference to the Company's
             Registration Statement on Form S-8 (No. 333-05233).
 Note 14     Incorporated by reference to the Company's
             Registration Statement on Form S-8 (No. 333-05237).
 Note 15     Incorporated by reference to the Company's Current
             Report on Form 8-K filed on January 16, 1996.
 Note 16     Incorporated by reference to the Company's Current
             Report on 8-K Filed on March 19, 1997, as amended by
             Amendment No. 1 filed on May 7, 1997.
 Note 17     Incorporated by reference to Appendix E in the
             Company's Registration Statement on Form S-4 (No. 333-
             01869).
 Note 18     Incorporated by reference to the Company's Proxy
             Statement for the 1997 Annual Meeting of Stockholders.
 Note 19     Incorporated by reference to the Company's
             Registration Statement on Form S-4 (No. 333-51115).
 Note 20     Incorporated by reference to the Company's Quarterly
             Report on Form 10-Q for the quarter ended June 30,
             1998.

                                   SIGNATURES

   Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Tuboscope Inc.

Dated: March 29, 1999

                                          By:       /s/ L. E. Simmons
                                             __________________________________
                                                      L. E. Simmons
                                                  Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

         /s/ L. E. Simmons           Chairman of the Board           March 29, 1999
____________________________________
           L. E. Simmons

        /s/ John F. Lauletta         Director, President and         March 29, 1999
____________________________________ Chief Executive Officer
          John F. Lauletta           (Principal Executive
                                     Officer)

       /s/ Joseph C. Winkler         Executive Vice President,       March 29, 1999
____________________________________ Chief Financial Officer and
         Joseph C. Winkler           Treasurer (Principal
                                     Financial and Accounting
                                     Officer)

      /s/ Martin I. Greenberg        Vice President, Controller,     March 29, 1999
____________________________________ Assistant Treasurer and
        Martin I. Greenberg          Assistant Secretary

        /s/ Jerome R. Baier          Director                        March 29, 1999
____________________________________
          Jerome R. Baier

        /s/ Eric L. Mattson          Director                        March 29, 1999
____________________________________
          Eric L. Mattson

       /s/ Jeffrey A. Smisek         Director                        March 29, 1999
____________________________________
         Jeffrey A. Simsek

       /s/ Douglas E. Swanson        Director                        March 29, 1999
____________________________________
         Douglas E. Swanson

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
 Tuboscope Inc.

   We have audited the accompanying consolidated balance sheets of Tuboscope Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, common stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuboscope Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1996.

                                          Ernst & Young LLP

Houston, Texas
March 29, 1999

                                 TUBOSCOPE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
                                                           (In thousands)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $  8,735     $ 12,593
  Accounts receivable, net...........................    123,480      144,067
  Inventory, net.....................................     86,776       78,317
  Prepaid expenses and other.........................     11,477       12,739
                                                        --------     --------
    Total current assets.............................    230,468      247,716
                                                        ========     ========
Property and equipment:
  Land, buildings and leasehold improvements.........     90,041       79,581
  Operating equipment and equipment leased to
   customers.........................................    248,554      208,052
  Accumulated depreciation and amortization..........    (96,769)     (77,072)
                                                        --------     --------
    Net property and equipment.......................    241,826      210,561
Identified intangibles, net..........................     22,916       23,315
Goodwill, net........................................    213,816      202,301
Other assets, net....................................      3,146        2,274
                                                        --------     --------
    Total assets.....................................   $712,172     $686,167
                                                        ========     ========
               LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable...................................   $ 29,914     $ 43,350
  Accrued liabilities................................     50,719       76,596
  Income taxes payable...............................      4,430       15,902
  Current portion of long-term debt and short-term
   borrowings........................................     31,306       30,574
                                                        --------     --------
    Total current liabilities........................    116,369      166,422
Long-term debt.......................................    219,438      187,803
Pension liabilities..................................      9,688        8,916
Deferred taxes payable...............................     26,270       22,239
Other liabilities....................................      1,333          754
                                                        --------     --------
    Total liabilities................................    373,098      386,134
                                                        ========     ========
Common stockholders' equity:
  Common stock, $.01 par value, 60,000,000 shares
   authorized, 45,516,010 shares issued and
   44,091,310 outstanding (44,235,591 at December 31,
   1997).............................................        455          442
  Paid in capital....................................    309,691      294,402
  Retained earnings..................................     52,100       10,155
  Accumulated other comprehensive income.............     (7,842)      (4,966)
  Less: treasury stock at cost (1,424,700 shares)....    (15,330)         --
                                                        --------     --------
    Total common stockholders' equity................    339,074      300,033
                                                        --------     --------
    Total liabilities and equity.....................   $712,172     $686,167
                                                        ========     ========


                            See accompanying notes.

                                 TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Years Ended December 31,
                                     -------------------------------------
                                        1998         1997         1996
                                     -----------  -----------  -----------
                                       (in thousands, except for share
                                             and per share data)
Revenue:
  Sale of services and rental of
   equipment.......................  $   329,610  $   335,339  $   248,415
  Sale of products.................      238,091      189,892       93,016
                                     -----------  -----------  -----------
                                         567,701      525,231      341,431
                                     -----------  -----------  -----------
Cost and expenses:
  Cost of services sold, rental of
   equipment, and other............      264,993      236,510      183,101
  Cost of products sold............      141,708      120,460       58,127
  Amortization of goodwill.........        6,647        5,281        2,626
  Selling, general and
   administrative..................       54,534       51,475       35,662
  Research and engineering costs...       12,738       10,580        6,595
  Write-off of long-lived assets...          --           --        63,061
  Drexel transaction costs.........          --           --        11,306
  Write-off of Italian operations..          --           --         2,234
                                     -----------  -----------  -----------
                                         480,620      424,306      362,712
                                     -----------  -----------  -----------
Operating profit (loss)............       87,081      100,925      (21,281)
Other expense (income):
  Interest expense.................       18,122       14,456       13,414
  Interest income..................         (601)        (331)        (470)
  Foreign exchange (gains) losses..          848           69       (1,221)
  Minority interest................          721          629          741
  Other, net.......................          880        1,153        1,243
                                     -----------  -----------  -----------
Income (loss) before income taxes
 and extraordinary loss............       67,111       84,949      (34,988)
Provision for income taxes.........       25,166       31,845        8,238
                                     -----------  -----------  -----------
Income (loss) before extraordinary
 loss..............................       41,945       53,104      (43,226)
Extraordinary loss, net of income
 tax benefits of $3,431,000 in
 1996..............................           --           --       (6,373)
                                     -----------  -----------  -----------
Net income (loss)..................  $    41,945  $    53,104  $   (49,599)
                                     ===========  ===========  ===========
Basic earnings (loss) per common
 share:
  Income (loss) before
   extraordinary item..............  $      0.94  $      1.22  $     (1.17)
  Extraordinary loss...............           --           --         (.17)
                                     -----------  -----------  -----------
  Net income (loss) per common
   share...........................  $      0.94  $      1.22  $     (1.35)
                                     ===========  ===========  ===========
Dilutive earnings (loss) per common
 share:
  Income (loss) before
   extraordinary item..............  $      0.89  $      1.14  $     (1.17)
  Extraordinary loss...............           --           --         (.17)
                                     -----------  -----------  -----------
  Net income (loss) per common
   share-assuming dilution.........  $      0.89  $      1.14  $     (1.35)
                                     ===========  ===========  ===========
Weighted average number of common
 shares outstanding:
  Basic............................   44,686,631   43,575,458   36,809,126
                                     ===========  ===========  ===========
  Dilutive.........................   46,912,536   46,946,432   36,809,126
                                     ===========  ===========  ===========

                            See accompanying notes.

                                 TUBOSCOPE INC.

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                             Accumulated  Common
                                                 Retained       other     stock
                          Total    Comprehensive earnings   comprehensive  $.01  Paid-in  Treasury
                          equity      income     (deficit)     income      par   capital   stock
                         --------  ------------- ---------  ------------- ------ -------- --------
                                                     (In thousands)
Balance, December 31,
 1995................... $121,441    $    --     $  6,650      $(1,773)    $185  $116,379 $    --
 Common stock issued,
  661,697 shares at an
  average price of
  $6.86 per share.......    4,541         --          --           --         7     4,534      --
 Common stock issued,
  4,200,000 shares and
  warrants to purchase
  2,533,000 shares of
  common stock for net
  proceeds of
  $29,100,000...........   29,100         --          --           --        42    29,058      --
 Common stock issued in
  merger with Drexel,
  16,704,723 shares at
  $6.00 per share and
  962,915 options
  assumed...............  102,143         --          --           --       167   101,976      --
 Common stock issued,
  1,500,000 shares in
  exchange for
  outstanding Series A
  Convertible Preferred
  Stock and warrants to
  purchase 1,250,000
  shares of common
  stock.................   10,000         --          --           --        15     9,985      --
 Comprehensive income:
 Net loss...............  (49,599)    (49,599)    (49,599)         --       --        --       --
 Foreign currency
  translation
  adjustment............    1,276       1,276         --         1,276      --        --       --
                                     --------
 Comprehensive income...      --      (48,323)        --           --       --        --       --
                         --------    --------    --------      -------     ----  -------- --------
Balance, December 31,
 1996...................  218,902         --      (42,949)        (497)     416   261,932      --
 Common stock issued,
  124,766 shares in
  exchange for
  outstanding debt of
  $1,871,490............    1,871         --          --           --         1     1,870      --
 Common stock issued,
  820,698 shares at an
  average price of
  $6.71 per share.......    5,507         --          --           --         8     5,499      --
 Common stock issued in
  acquisition of Fiber
 Glass Systems Inc.,
  1,689,542 shares at
  $13.00
 per share..............   21,964         --          --           --        17    21,947      --
 Tax benefit of options
  exercised.............    3,154         --          --           --       --      3,154      --
 Comprehensive income:
 Net income.............   53,104      53,104      53,104          --       --        --       --
 Foreign currency
  translation
  adjustment............   (4,469)     (4,469)        --        (4,469)     --        --       --
                                     --------
 Comprehensive income...      --       48,635         --           --       --        --       --
                         --------    --------    --------      -------     ----  -------- --------
Balance, December 31,
 1997...................  300,033         --       10,155       (4,966)     442   294,402      --
 Common stock issued,
  405,445 shares at an
  average price of
  $9.48 per share.......    3,842         --          --           --         4     3,838      --
 Common stock issued,
  55,555 shares in
  exchange for $833,325
  of convertible debt...      833         --          --           --         1       832      --
 Treasury stock
  purchased, 1,424,700
  shares at an average
  price of $10.76 per
  share.................  (15,330)        --          --           --       --        --   (15,330)
 Common stock issued in
  earn-out agreement
  with Fiber Glass
  Systems Inc. 726,300
  shares at $13.00 per
  share.................    9,442         --          --           --         8     9,434      --
 Tax benefit of options
  exercised.............    1,185         --          --           --       --      1,185      --
 Comprehensive income:
   Net Income...........   41,945      41,945      41,945          --       --        --       --
   Foreign currency
    translation
    adjustment..........   (2,876)     (2,876)        --        (2,876)     --        --       --
                                     --------
 Comprehensive income...      --       39,069         --           --       --        --       --
                         --------    --------    --------      -------     ----  -------- --------
Balance, December 31,
 1998................... $339,074    $    --     $ 52,100      $(7,842)    $455  $309,691 $(15,330)
                         ========    ========    ========      =======     ====  ======== ========

                             See accompanying notes

                                 TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                ------------------------------
                                                  1998       1997      1996
                                                ---------  --------  ---------
                                                       (In thousands)
Cash flows from operating activities:
Net income (loss).............................. $  41,945  $ 53,104  $ (49,599)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization..............    30,851    26,110     17,606
    Compensation related to employee 401(K)
     plan......................................     1,569       676        229
    Provision for losses on accounts
     receivable................................     1,145     2,421        628
    Provision for losses on inventory..........     2,107     1,996        329
    Write-off of long-lived assets.............       --        --      63,061
    Write-off of unamortized debt fees.........       --        --       2,231
    Provision (benefit) for deferred income
     taxes.....................................     4,754     5,976     (4,894)
    Pension amortization benefit...............      (352)     (352)      (485)
    Changes in current assets and liabilities,
     net of effects from acquisitions:
      Accounts receivable......................    26,449   (39,339)    (4,374)
      Inventory................................    (5,336)  (27,118)    (2,163)
      Prepaid expenses and other...............     1,706       256     (4,373)
      Accounts payable, accrued liabilities and
       other...................................   (33,441)   11,319     (7,671)
      Income taxes payable.....................   (11,962)   11,819       (424)
                                                ---------  --------  ---------
    Net cash provided by operating
     activities:...............................    59,435    46,868     10,101
                                                ---------  --------  ---------
Cash flows used for investing activities:
  Capital expenditures.........................   (39,792)  (35,190)   (18,681)
  Proceeds from sale-leaseback transactions....       --        --       2,973
  Business acquisitions, net of cash acquired..   (35,786)  (36,856)   (43,236)
  Other........................................       927    (1,541)    (1,836)
                                                ---------  --------  ---------
    Net cash used for investing activities.....   (74,651)  (73,587)   (60,780)
                                                ---------  --------  ---------
Cash flows provided by financing activities:
  Borrowings under financing agreements, net...   179,113    60,567    175,090
  Principal payments under financing
   agreements..................................  (154,441)  (36,428)  (157,244)
  Cash received in Drexel merger...............       --        --       2,101
  Dividends paid on Redeemable Series A
   Convertible Preferred Stock.................       --        --        (175)
  Issuance of common stock under employee stock
   plan........................................       820       479        128
  Net proceeds from sale of common stock.......     1,454     4,351     31,350
  Purchase of treasury stock...................   (15,330)      --         --
                                                ---------  --------  ---------
    Net cash provided by financing activities..    11,616    28,969     51,250
                                                ---------  --------  ---------
Effect of exchange rate changes on cash........      (258)      (64)       442
Net increase (decrease) in cash and cash
 equivalents...................................    (3,858)    2,186      1,013
Cash and cash equivalents:
  Beginning of period..........................    12,593    10,407      9,394
                                                ---------  --------  ---------
  End of period................................ $   8,735  $ 12,593  $  10,407
                                                =========  ========  =========

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

   The Company operates in over 49 countries in North America, Latin America, Europe, Africa, the Middle East, and the Far East. Approximately 53% of the Company's 1998 revenue was earned outside of North America, and as a result, the Company's operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movements of funds or result in the deprivation of contract rights or the taking of property without compensation.

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

   The Company's common stock is listed on the New York Stock Exchange under the symbol "TBI."

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

                                 TUBOSCOPE INC.

 Accounts receivable

   Accounts receivable are net of allowances for doubtful accounts of approximately $4,942,000 and $3,560,000 in 1998 and 1997, respectively.

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

   Inventory is stated at the lower of cost, as determined by the weighted average method, or market. At December 31, inventory consists of the following (in thousands):

                                                                1998     1997
                                                              --------  -------
      Components, subassemblies and expendable parts......... $ 68,165  $52,354
      Equipment under production.............................   29,608   34,484
      Inventory reserve......................................  (10,997)  (8,521)
                                                              --------  -------
        Inventory, net....................................... $ 86,776  $78,317
                                                              ========  =======

 Property and equipment

   Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and generally by the accelerated or modified accelerated costs recovery systems for income tax reporting purposes. Estimated useful lives are 33 years for buildings and 5-12 years for machinery and equipment. The cost of repairs and maintenance is charged to income as incurred. Major repairs and improvements are capitalized and depreciated over the remaining useful life of the asset. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Property and equipment depreciation expense was $22,470,000, $19,142,000, and $13,118,000 for
December 31, 1998, 1997, and 1996, respectively.

 Identified intangibles

   Identified intangibles are being amortized on a straight-line basis, over estimated useful lives between 5 and 40 years, and are presented net of accumulated amortization of approximately $11,388,000 and $9,998,000 at December 31, 1998 and 1997, respectively. Identified intangibles consist primarily of technology, patents, trademarks, license agreements, existing service contracts and covenants not to compete.

 Goodwill

   Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over lives ranging from ten to forty years depending on the estimated economic life. Accumulated amortization at December 31, 1998 and 1997 was approximately $19,699,000 and $13,052,000, respectively.

                                 TUBOSCOPE INC.

 Long-Lived Assets

   In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). Impairment losses are recorded when indicators of impairment are present and the estimated discounted cash flows are not sufficient to recover the asset's carrying amount. Assets held for disposal are measured at the lower of carrying value or estimated fair value less costs to sell.

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

 Derivative Financial Instruments

   The Company is not a trader in financial instruments. The Company actively monitors its interest rate exposure by entering into interest rate swap, cap, floor, and collar agreements to reduce the impact of changes in interest rates on its floating rate debt. Substantially all of the Company's derivative financial instruments are interest rate transactions. Interest rate swap transactions involve the receipt of fixed rate interest payments for floating rate amounts without an exchange of the underlying notional amount. A collar agreement effectively establishes an interest rate ceiling on a specified amount of debt.

   The Company's objectives for using swap transactions on its debt are to effectively convert a portion of its floating rate term loans to a fixed rate and to hedge against the risk of rising interest rates. Expenses associated with interest rate caps and swap transactions are deferred and recognized as a component of interest expense over the term of the agreement.

   As a result of having sales and purchases denominated in currencies other than functional currencies used by the Company's foreign subsidiaries, the Company is exposed to the effect of foreign exchange rate fluctuations. To the extent possible, the Company has natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company does not engage in foreign exchange speculation. While forward contracts affect the Company's results of operations, they do not subject the Company to uncertainty from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. At December 31, 1998, the Company had no forward foreign exchange contracts outstanding.

   The fair value of the Company's financial instruments which includes cash, accounts receivable, short-term borrowings, and long-term debt, approximates their carrying amounts, except as noted otherwise in Note 6.

 Foreign exchange rates

   Revenue and expenses for foreign operations have been translated into U.S. dollars using average exchange rates and reflect currency exchange gains and losses resulting from transactions conducted in other than functional currencies.

                                 TUBOSCOPE INC.

   The assets and liabilities of certain foreign subsidiaries are translated at current exchange rates and the related translation adjustments are recorded directly in stockholders' equity. For subsidiaries which operate in countries which have highly inflationary economies, certain assets are translated at historical exchange rates and all translation adjustments are reflected in the statements of operations.

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

 Earnings per common share

   Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The Company's diluted earnings per common share is calculated by adjusting net income for after-tax interest expense on convertible debt and dividing that number by the weighted average number of common shares outstanding plus shares which would be assumed outstanding after conversion of convertible debt, and vested stock options and outstanding stock warrants under the treasury stock method.

 Reclassification

   Certain reclassifications of 1997 and 1996 amounts have been made to conform to the 1998 financial statement presentation.

 Use of estimates in the preparation of financial statements

   The consolidated financial statements and related notes, which have been prepared in conformity with generally accepted accounting principles, require the use of management estimates. Actual results could differ from these estimates.

 New accounting pronouncements

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130) and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company has implemented SFAS No. 130 in its Consolidated Statements of Common Stockholders' Equity and Comprehensive Income. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in interim and annual financial statements. The Company has implemented SFAS No. 131 in Note 11 to the consolidated financial statements.

3. Acquisitions

   During 1996, the Company began to implement its strategy of executing consolidating acquisitions and adding related strategic products and services by completing seven acquisitions. The Company continued its strategic plan by completing eleven acquisitions and two equity investments in 1997 and by completing six acquisitions and two asset purchases in 1998.

                                 TUBOSCOPE INC.

   Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the results of operations of each business is included in the consolidated results of operations from the date of acquisition. A summary of the acquisitions follows (in thousands):

                                                  1998      1997      1996
                                                --------  --------  ---------
      Fair value of assets acquired............ $ 50,664  $103,083  $ 257,938
      Cash paid................................  (35,786)  (36,856)   (43,890)
      Common stock issued in Drexel Merger.....      --        --    (102,143)
      Common stock issued in other
       acquisitions............................      --    (21,964)    (1,935)
                                                --------  --------  ---------
      Liabilities assumed and debt issued...... $ 14,878  $ 44,263  $ 109,970
                                                ========  ========  =========
      Excess purchase price over fair value of
       assets acquired......................... $ 19,136  $ 66,449  $ 105,185
                                                ========  ========  =========

   Cash paid in 1998 for acquisitions includes $8,450,000 related to 1997 acquisitions.

   The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if these acquisitions had occurred at the beginning of 1997. The pro forma information includes certain adjustments which give effect to amortization of goodwill, interest expense on acquisition debt and other adjustments, together with related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected at the beginning of 1997.

                                                                1998     1997
                                                              -------- --------
      Revenue................................................ $585,452 $590,779
                                                              ======== ========
      Net income............................................. $ 41,955 $ 55,032
                                                              ======== ========
      Dilutive earnings per common share..................... $    .89 $   1.17
                                                              ======== ========

   A discussion of the significant acquisitions follows for each of the respective years:

 Fiscal 1998

   During 1998, the Company completed six acquisitions (including the purchase of a remaining equity interest) and two asset purchases for an aggregate purchase price of $30,836,000, consisting of cash of $27,336,000 and notes payable of $3,500,000. In addition, the Company assumed debt of $5,093,000 as part of these acquisitions.

 Fiscal 1997

   On March 7, 1997, the Company acquired Fiber Glass Systems, Inc. ("FGS"), a manufacturer of premium fiberglass tubulars used in corrosive oilfield applications, for an aggregate purchase price of $32,668,270. The purchase price included 1,689,542 shares of the Company's common stock valued at $13.00 per share and $906,869 in cash. Approximately $9,800,000 of the purchase price was accrued at December 31, 1997, and such final payment was made substantially in common stock in the first half of 1998. The Company also assumed debt of $5,250,000 as part of the acquisition of FGS.

   The Company completed ten additional acquisitions and two equity investments for an aggregate purchase price of $48,675,000 consisting of cash of $35,949,000, notes payable of $4,276,000 and accrued cash payments of $8,450,000. In addition, the Company assumed debt of $1,989,000 as part of these acquisitions.

                                 TUBOSCOPE INC.

 Fiscal 1996

   In connection with the merger of the Company with D.O.S. Ltd, (the "Drexel Merger"), the Company issued 16,704,723 shares of the Company's common stock valued at $102,143,000. In addition, the Company sold to SCF-III, L.P., a Delaware limited partnership ("SCF"), 4,200,000 shares of the Company's common stock and warrants to purchase 2,533,000 shares of the Company's common stock at an exercise price of $10 per share expiring on December 31, 2000, for an aggregate purchase price of $31,000,000 (net proceeds of $29,100,000). Also in connection with the Drexel Merger, Baker Hughes Incorporated ("Baker Hughes") exchanged all of its 100,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, of the Company for 1,500,000 shares of the Company's common stock and warrants to purchase 1,250,000 shares of the Company's common stock at an exercise price of $10 per share expiring on December 31, 2000. In connection with the Drexel Merger, the Company recorded $11,306,000 of transaction costs, including severance costs of former executive officers and consolidation costs of personnel and facilities.

   The Company completed six additional acquisitions in 1996 for total consideration of $53,312,000. The consideration included cash of $43,236,000, notes payable of $8,141,000 and 129,967 shares of the Company's common stock valued at $1,935,000. In addition, the Company assumed debt of $7,493,000 as part of these acquisitions.

4. Accrued Liabilities

   At December 31, accrued liabilities consist of the following (in thousands):

                                                                 1998    1997
                                                                ------- -------
      Compensation............................................. $10,052 $14,580
      Interest.................................................   6,624   3,504
      Payable to sellers for acquisitions......................     --   18,247
      Other....................................................  34,043  40,265
                                                                ------- -------
                                                                $50,719 $76,596
                                                                ======= =======

5. Income Taxes

   The components of income (loss) before income taxes and extraordinary loss consist of the following (in thousands):

                                                             December 31,
                                                       ------------------------
                                                        1998    1997     1996
                                                       ------- ------- --------
      Domestic........................................ $38,215 $52,769 $(54,022)
      Foreign.........................................  28,896  32,180   19,034
                                                       ------- ------- --------
                                                       $67,111 $84,949 $(34,988)
                                                       ======= ======= ========

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

                                 TUBOSCOPE INC.

   The provision (benefit) for income taxes before extraordinary loss consists of the following at December 31 (in thousands):

                                                        1998     1997    1996
                                                       -------  ------- -------
Current provision:
  Domestic............................................ $ 6,963  $15,996 $ 4,034
  Foreign.............................................  13,449    9,873   9,098
                                                       -------  ------- -------
    Total current provision...........................  20,412   25,869  13,132
                                                       -------  ------- -------
Deferred provision (benefit):
  Domestic............................................   6,065      934  (5,492)
  Foreign.............................................  (1,311)   5,042     598
                                                       -------  ------- -------
    Total deferred provision (benefit)................   4,754    5,976  (4,894)
                                                       -------  ------- -------
    Total provision................................... $25,166  $31,845 $ 8,238
                                                       =======  ======= =======

   In 1996 the Company recorded a current tax benefit of $3,431,000 related to the extraordinary loss of $9,804,000. The reconciliation of the expected to the computed tax provision (benefit) is as follows at December 31 (in thousands):

                                                    1998     1997      1996
                                                   -------  -------  --------
Tax expense (benefit) at federal statutory rate... $23,489  $29,732  $(12,246)
Incremental effect of foreign operations..........    (588)   1,582     3,729
Nondeductible goodwill amortization...............   2,393    1,004       591
Nondeductible write-off of long-lived assets and
 Drexel transaction costs.........................     --       --     16,071
State income taxes, net of federal benefit........     845      228       130
Other, net........................................    (973)    (701)      (37)
                                                   -------  -------  --------
                                                   $25,166  $31,845  $  8,238
                                                   =======  =======  ========

                                 TUBOSCOPE INC.

   Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 are as follows (in thousands):

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
Gross deferred tax assets:
  Receivables.........................................   $ 2,296      $ 4,567
  Domestic and foreign net operating losses...........     2,554        1,997
  Accrued liabilities and other reserves..............     2,681        2,310
  Inventory reserves..................................     3,307        3,055
  Other deferred tax assets...........................       527          527
                                                         -------      -------
    Subtotal gross deferred tax assets................    11,365       12,456
  Valuation allowance.................................    (2,208)      (1,651)
                                                         -------      -------
Net deferred tax assets...............................     9,157       10,805
                                                         -------      -------
Gross deferred tax liabilities:
  Property and equipment..............................    23,447       17,194
  Intangible assets...................................     1,164        1,112
  Reserve for foreign earnings........................     6,500        6,500
  Pension liability...................................     1,106        1,142
  All other...........................................     2,450        6,112
                                                         -------      -------
Gross deferred tax liabilities........................    34,667       32,060
                                                         -------      -------
Total net deferred tax liability......................   $25,510      $21,255
                                                         =======      =======

   The total net deferred tax liability is comprised of $760,000 of net current tax assets and $26,270,000 net noncurrent deferred tax liabilities.

   The Company has undistributed earnings of foreign subsidiaries, as calculated under the laws of the jurisdiction in which the foreign subsidiary is located, of approximately $57,446,000 at December 31, 1998. If such earnings were repatriated, foreign withholding taxes of approximately $2,785,000 would result. The Company has already recognized and provided federal and foreign income taxes related to the majority of these earnings of its foreign subsidiaries. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the balance of such earnings were to be distributed.

   At December 31, 1998 the Company has $1,068,000 of domestic net operating losses which will be carried forward and will expire between 2004 and 2011. The Company also has approximately $5,507,000 of foreign net operating loss carryforwards. The Company has a valuation allowance of $2,208,000 against these foreign net operating losses as the Company believes that the corresponding deferred tax asset may not be fully realizable.

   The Company is currently engaged in tax audits and appeals in various tax jurisdictions. The years covered by each audit or appeal vary considerably among legal entities. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

                                 TUBOSCOPE INC.

6. Long-term Debt

   At December 31, long-term debt consists of the following:

                                                                 December 31,
                                                               -----------------
                                                                 1998     1997
                                                               -------- --------
                                                                (In thousands)
$130,000,000 Term Notes payable to lenders, interest at 6.47%
 at December 31, 1998. Principal and interest payable as
 described below through August 6, 2002......................  $ 93,832 $115,282
$100,000,000 Revolving Facility expiring August 6, 2001.
 Interest ranging from 6.10% to 6.50% at December 31, 1998
 payable as described below..................................    40,000   79,020
$5,000,000 Swingline Facility expiring August 6, 2001........       --     2,500
$100,000,000 Senior Subordinated Notes, interest at 7.5%
 payable semiannually, principal due on February 15, 2008....   100,000      --
Other........................................................    16,912   21,575
                                                               -------- --------
Total debt...................................................   250,744  218,377
Less: Current maturities.....................................    31,306   30,574
                                                               -------- --------
  Long-term debt due after one year..........................  $219,438 $187,803
                                                               ======== ========

   Principal payments of long-term debt for years subsequent to 1999 are as follows (in thousands):

      2000............................................................. $ 32,704
      2001.............................................................   73,224
      2002.............................................................   13,195
      2003.............................................................      232
      Thereafter.......................................................  100,083
                                                                        --------
                                                                        $219,438
                                                                        ========

 Senior Credit Agreement

   In 1996, the Company entered into a Senior Credit Agreement (the "Credit Agreement") with a group of lenders which ranks pari passu with all existing and future senior unsecured obligations of the Company. The Credit Agreement provides for a $130,000,000 advance/term loan facility (the "term loan facility"); a $100,000,000 revolving credit facility (the "revolving facility") and a $5,000,000 agent swingline facility (the "swingline facility"). The term loan facility is due in quarterly installments through August 2002. The revolving facility and swingline facility are due in August 2001.

   At the option of the Company, interest for the term loan facility and the revolving facility is based upon a floating rate based on either the announced base rate for a commercial bank or the Eurodollar rate plus an applicable margin ranging from 0.45% to 0.875%. Commitment fees on the unused portions of the revolving facility and the swingline facility range from 0.175% to 0.375%.

   The Credit Agreement restricts the Company from paying dividends on its common stock if the ratio of total funded debt to total capital, as defined, exceeds 40% (42.3% at December 31, 1998). The Credit Agreement also contains restrictive covenants with respect to interest coverage, debt to capital ratios and net worth. The Company believes that it was in compliance with all such covenants at December 31, 1998. In March 1999, the Company amended the Credit Agreement with the lending group to provide for increased flexibility by increasing the debt to equity ratio and decreasing the interest coverage ratio.

                                 TUBOSCOPE INC.

   At December 31, 1998, the Company had $56,371,000 available on the revolving credit facility and $4,142,000 available under the swingline facility after considering outstanding letters of credit of $4,487,000.

 Interest Rate Risk Management

   The Credit Agreement requires interest rate protection agreements to be maintained on at least 50% of the outstanding balance of the term loan facility for at least three years. Accordingly, the Company has entered into a series of interest rate swap and collar agreements with notional amounts of $130,000,000 as shown below. The Company contracts with investment grade counterparties and monitors overall credit risk and exposure related to all counterparties and does not anticipate non-performance. The Company's exposure on such contracts is generally limited to the unrealized gains, if any, on such contracts.

   The estimated fair value (obtained through independent confirmation) of the swap and collar transactions are as follows (in thousands):

                                                                     December 31, 1998
                                                                    -------------------
                                                           Notional Carrying Unrealized
   Counterparty          Contract Type    Expiration Date   Amount   Amount    Losses
   ------------        ----------------  ----------------  -------- -------- ----------
                       Interest Rate
   ABN AMRO........... Swap              February 1999     $25,000    --       $(209)
                       Interest Rate
   ABN AMRO........... Swap              February 2000      20,000    --        (262)
                       Interest Rate
   CHASE BANK......... Swap              February 1999      25,000    --        (203)
                       Interest Rate
   CHASE BANK......... Swap              February 2000      20,000    --        (260)
                       Interest Rate
   ABN AMRO........... Collar            May 2000           40,000    --        (529)

   The interest rate swap agreements provide for fixed interest rates between 5.81% and 6.14%. The interest rate collar agreement requires the counterparty to pay the Company when the LIBOR rate exceeds 7.77% and requires the Company to pay the counterparty when LIBOR is less than 5.95% for each six month period.

 Senior Subordinated Notes

   On February 25, 1998, the Company issued $100,000,000 of 7.5% Senior Notes due 2008 ("the Senior Notes"). The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain direct wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

 Other

   Based upon information obtained from a national brokerage company, the fair value of the Senior Notes was approximately $94,267,000 at December 31, 1998. The carrying value of the Company's other debt, principally variable interest rate debt, approximates its fair value. Total debt includes $10,257,000 in promissory notes due to former owners of businesses acquired who remain employed by the Company.

7. Common Stockholder's Equity

   In 1996, a new stock option plan was approved canceling any ungranted options under the previous plan and authorizing 1,200,000 shares of common stock to be granted to officers, key employees of the Company, and non-employee members of the Board of Directors. Prior to January 1, 1997 options granted were generally exercisable in installments over five year periods. The options granted subsequent to January 1, 1997 are exercisable in installments over three year periods starting one year from the date of grant and generally expire ten years from the date of grant.

                                 TUBOSCOPE INC.

   The following summarizes options activity:

                                              Years Ended December 31,
                                        --------------------------------------
                                            1998         1997         1996
                                        ------------  -----------  -----------
Shares under option at beginning of
 year.................................     1,767,846    2,200,670    1,505,624
Drexel Merger grants..................           --           --       962,915
Granted...............................       334,703      363,306      183,200
Canceled..............................       (59,612)     (47,398)      (3,339)
Exercised.............................      (227,764)    (748,732)    (447,730)
                                        ------------  -----------  -----------
Shares under option at end of year....     1,815,173    1,767,846    2,200,670
                                        ------------  -----------  -----------
Average price of outstanding options..  $       9.71  $      7.35  $      5.71
                                        ------------  -----------  -----------
Price range of options outstanding....  $3.55-$28.75  $.32-$28.75  $.32-$12.75
                                        ------------  -----------  -----------
Exercisable at end of year............     1,071,675      887,171    1,412,732
                                        ------------  -----------  -----------
Options available for grant at end of
 year.................................       172,129      481,367    1,180,000
                                        ============  ===========  ===========

   The following summarizes information about stock options outstanding as of December 31, 1998:

                             Options Outstanding      Options Exercisable
                           ------------------------ ------------------------
Range of   Weighted-Avg.
Exercise     Remaining               Weighted-Avg.            Weighted-Avg.
 Price    Contractual Life  Shares   Exercise Price  Shares   Exercise Price
--------  ---------------- --------- -------------- --------- --------------
$3.55 to
 5.875          2.83         478,454     $ 4.03       417,546     $ 3.95
6.00 to
 12.75          4.30         693,446       6.53       545,889       6.44
14.00 to
 28.75          8.58         643,273      17.35       108,240      14.25
                ----       ---------     ------     ---------     ------
 Totals         5.43       1,815,173     $ 9.71     1,071,675     $ 6.26
                ====       =========     ======     =========     ======

   The weighted average fair value of options granted during 1998 and 1997 was $8.06 and $5.32, respectively. Assuming that the Company had accounted for its stock-based employee compensation plans using the alternative fair value method of accounting under SFAS No 123, "Accounting for Stock -Based Compensation" and amortized the fair value to expense over the options' respective vesting periods, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                 1998    1997
                                                                ------- -------
      Net income
        As reported............................................ $41,945 $53,104
                                                                ======= =======
        Pro forma SFAS 123..................................... $41,000 $52,663
                                                                ======= =======
      Diluted earnings per share:
        As reported............................................ $  0.89 $  1.14
                                                                ======= =======
        Pro forma SFAS 123..................................... $  0.87 $  1.13
                                                                ======= =======

   The fair value of each option grant was estimated on the date of grant using a Black Scholes option pricing model with the following assumptions for 1998 and 1997, respectively; risk free interest rates of 5.5% for both years; expected lives of contracts of 3 years; and volatility of 50.6 percent and 48.1 percent.

                                 TUBOSCOPE INC.

   At the 1998 Annual Meeting of Stockholders, the qualified stock purchase plan was amended to increase the authorized number of shares of the Company's common stock to be sold from 100,000 to 500,000. This amended qualified stock purchase plan was approved within the meaning of Section 423(b) of the Internal Revenue code of 1986. The plan was activated in 1994, and 61,412, 44,131, and 20,042, shares were issued at an average price of $12.26 per share, $11.58 per share, and $6.37 per share in 1998, 1997, and 1996, respectively.

   In 1997, the Company established the Executive Stock Match Program (SMP) for certain executive and key employees. Based on certain formulas, the Company agreed to match stock ownership of these employees as of June 30, 1997. The total shares to be matched were 342,327 shares with a value of $6,805,461. This compensation cost is being amortized over the vesting life associated with the plan of ten years. All matched stock will be held by the Company until the earlier of 100% vesting by the employee, the expiration of the SMP, or termination of employment from the Company. The matched stock will also vest 100% due to a change in control of the Company.

   During 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to $20,000,000 of the Company's common stock. The shares of Common Stock repurchased are recorded as "Treasury Stock" which is a reduction to "Stockholders Equity." Under this program, the Company repurchased 1,424,700 shares at a cost of $15,330,000 during 1998.

8. Retirement and other Benefit Plans

   In May 1988, the Company adopted a defined contribution retirement plan, which covers substantially all domestic employees. Employees may voluntarily contribute up to 20% of compensation, as defined, to the plan. The participants' contributions are matched in common stock by the Company up to a maximum of 1% of compensation. Under this plan and the deferred compensation plan, Company contributions were approximately $1,569,000, (112,033 shares at an average transfer price of $14.02), $676,000 (31,915 shares at an average transfer price of $21.17), and 229,000 (20,537 shares at an average transfer price of $11.13) for 1998, 1997, and 1996 respectively.

   The Company has two defined benefit pension plans in Germany covering substantially all full-time employees. Plan benefits are based on years of service and employee compensation for the last three years of service. The plans are unfunded and benefit payments are made directly by the Company. Pension expense includes the following components for the fiscal years ending December 31, 1998, 1997, and 1996 (in thousands):

                                                            1998   1997   1996
                                                            -----  -----  -----
      Service cost......................................... $ 253  $ 225  $ 260
      Interest cost........................................   604    522    561
      Net amortization.....................................  (352)  (352)  (485)
                                                            -----  -----  -----
        Pension expense.................................... $ 505  $ 395  $ 336
                                                            =====  =====  =====

                                 TUBOSCOPE INC.

   The following table sets forth the amounts recognized in the Company's consolidated balance sheets and reconciles the projected benefit obligation from the beginning of the year to the end of the year (in thousands):

                                                                 1998    1997
                                                                ------  -------
      Projected benefit obligation at beginning of year........ $7,464  $ 8,014
      Service cost.............................................    253      225
      Interest cost............................................    604      522
      Benefits paid............................................   (197)    (158)
      Exchange rate change.....................................    517   (1,007)
      Other....................................................    (13)    (132)
                                                                ------  -------
      Projected benefit obligation at the end of the year......  8,628    7,464
      Unrecognized net gain....................................  1,257    1,609
                                                                ------  -------
      Pension liability........................................  9,885    9,073
      Less--amount included in current liabilities.............    197      157
                                                                ------  -------
      Noncurrent portion of pension liability.................. $9,688  $ 8,916
                                                                ======  =======

   The rate of increase in future compensation levels used in determining the projected benefit obligations was 2% for December 31, 1998, 1997, and 1996. The discount rate was 7% for December 31, 1998, 1997, and 1996. The unrecognized net gain from the change in projected compensation levels is being amortized over ten years.

9. Commitments and Contingencies

   The Company is subject to legal proceedings for events which arise in the ordinary course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the results of operations or financial position of the Company.

   The Company leases certain facilities and equipment under operating leases that expire at various dates through 2049. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $17,910,000, $15,437,000, and $12,940,000, in 1998, 1997, and 1996, respectively.

   Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1998 are payable as follows (in thousands):

      1999............................................................. $10,690
      2000.............................................................   8,553
      2001.............................................................   7,018
      2002.............................................................   5,076
      2003.............................................................   3,674
      Thereafter.......................................................   8,248
                                                                        -------
        Total future lease commitments................................. $43,259
                                                                        =======

                                 TUBOSCOPE INC.

10. Consolidated Statement of Cash Flows

   During 1998 the Company issued 726,300 shares of common stock as the final payment related to the acquisition of FGS. In addition, the Company issued 55,555 shares of common stock in 1998 to retire approximately $833,000 of outstanding notes related to an acquisition. In 1997 the Company issued 124,766 shares of common stock to retire approximately $1,871,000 of outstanding notes related to an acquisition. During 1996 the Company issued 1,500,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock at an exercise price of $10.00 per share in exchange for all of the Company's 100,000 shares of Series A Convertible Preferred Stock, par value $.01 per share.

   Supplemental disclosure of cash flow information (in thousands):

                                                         1998    1997    1996
                                                        ------- ------- -------
      Cash paid during the period for:
        Interest....................................... $14,752 $12,876 $14,836
                                                        ======= ======= =======
        Taxes (net of refunds)......................... $29,063 $13,629 $ 9,749
                                                        ======= ======= =======

11. Business Segments And Foreign Operations

   In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated to conform to the 1998 presentation.

   The Company is organized based on the products and services it offers. Under this organizational structure, the Company offers four product lines: Tubular Services, Solids Control Products & Services, Coiled Tubing & Wireline Products, and Pipeline and Other Industrial Services. Each of the product lines qualifies as a reportable segment.

   Tubular Services: This segment provides internal coating products and services, inspection and quality assurance services for tubular goods and fiberglass tubulars. Additionally, Tubular Services includes the sale and leasing of proprietary equipment used to inspect tubular products at steel mills. This segment operates in the oilfield tubular markets of North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores and steel mills.

   Solids Control Products & Services: This segment consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drill cuttings (solids) from fluids used in the oil and gas drilling processes. The Solids Control Products & Services business serves the oilfield drilling markets of North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major oil and gas companies, independent producers, national oil companies and drilling contractors.

   Coiled Tubing & Wireline Products: This segment consists of the sale of highly-engineered coiled tubing equipment, related pressure control equipment, pressure pumping, wireline and related tools to companies engaged in providing oil and gas well drilling, completion and remediation services. Customers include major oil and gas coiled tubing service companies, as well as major oil companies and large independents.

   Pipeline and Other Industrial Services: This segment provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Additionally, the segment provides a wide variety of technical industrial inspection, monitoring and quality assurance services for the construction, operation and maintenance of major projects in energy related industries. Customers include major pipeline operators, national oil and gas companies and various nuclear power plant operators.

                                 TUBOSCOPE INC.

   The accounting policies of the segments are the same as those described in
Note 2 to the consolidated financial statements. The Company evaluates the performance of its operating segments at the operating profit level which consists of income before interest expense (income), other expense (income), nonrecurring items and income taxes. Intersegment sales and transfers are not significant.

   Summarized information for the Company's reportable segments is contained in the following table. Other revenue and operating profit(loss) include revenue from insignificant operations, corporate related expenses and certain goodwill and identified intangible amortization not allocated to product lines. Other operating loss in 1996 excludes nonrecurring expenses including a $50,761,000 writedown of long lived assets in association with the Company's adoption of SFAS No. 121, other asset writedowns and exit costs of $14,534,000 and acquisition transaction costs of $11,306,000.

                                          Solids    Coiled  Pipeline &
                                         Control   Tubing &   Other
                               Tubular  Products & Wireline Industrial
                               Services  Services  Products  Services   Other     Total
                               -------- ---------- -------- ---------- --------  --------
                                                    (In thousands)
1998
Revenue......................  $222,750  $169,340  $121,409  $54,202   $    --   $567,701
Operating profit.............    51,265    29,209    22,571    8,805    (24,769)   87,081
Total assets.................   288,253   276,863   110,771   32,788      3,497   712,172
Capital expenditures.........    18,300    12,211     2,746    4,572      1,963    39,792
Depreciation & amortization..    10,438    11,141     1,745    2,433      5,094    30,851
1997
Revenue......................  $224,957  $155,433  $ 83,414  $61,427   $    --   $525,231
Operating profit.............    56,758    39,075    14,041   15,809    (24,758)  100,925
Total assets.................   279,080   266,455    98,270   38,982      3,380   686,167
Capital expenditures.........    11,813    17,464     1,876    3,624        413    35,190
Depreciation & amortization..     8,945    10,329     1,171    2,132      3,533    26,110
1996
Revenue......................  $173,777  $ 77,319  $ 46,971  $42,693   $    671  $341,431
Operating profit.............    35,727    16,490     6,771    8,431    (12,099)   55,320
Capital expenditures.........     7,357     6,954       821    2,769        780    18,681
Depreciation & amortization..     8,203     4,575       802      863      3,163    17,606

   The following table represents revenues by country or geographic region based on the location of the use of the product or service:

                                                        1998     1997     1996
                                                      -------- -------- --------
                                                            (In thousands)
      U.S...........................................  $217,997 $196,004 $119,375
      Canada........................................    48,259   60,154   29,065
      Europe........................................    92,270  103,228   81,956
      Far East......................................    47,994   31,799   23,591
      Middle East...................................    34,176   26,110   21,697
      Latin America.................................   103,230   95,089   52,246
      Other.........................................    23,775   12,847   13,501
                                                      -------- -------- --------
        Total.......................................  $567,701 $525,231 $341,431
                                                      ======== ======== ========

                                 TUBOSCOPE INC.

   The following table represents the net book value of property and equipment based on the location of the assets:

                                                                 1998     1997
                                                               -------- --------
                                                                (In thousands)
      U.S..................................................... $128,374 $103,343
      Canada..................................................   26,095   29,906
      United Kingdom..........................................   27,815   29,531
      Other Europe............................................   13,787   12,979
      Far East................................................    9,922    5,070
      Middle East.............................................    1,688    1,317
      Latin America...........................................   34,145   28,415
                                                               -------- --------
        Total................................................. $241,826 $210,561
                                                               ======== ========

12. Condensed Consolidating Financial Information

   On February 25, 1998, the Company issued $100.0 million of 7% Senior Notes due 2008 ("the Senior Notes"). The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain direct wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The following condensed consolidating balance sheets as of December 31, 1998 and 1997 and the related condensed consolidating statements of operations and cash flows for each of the three years in the period ended December 31, 1998 should be read in conjunction with the notes to these consolidated financial statements.

                                 TUBOSCOPE INC.

                                          Year Ended December 31, 1998
                          ---------------------------------------------------------------
                                                      Non-
                          Tuboscope   Guarantor    Guarantor
                            Inc.     Subsidiaries Subsidiaries Eliminations  Consolidated
                          ---------  ------------ ------------ ------------  ------------
                                                 (In thousands)
CONDENSED CONSOLIDATING
 BALANCE SHEET
Current assets:
  Cash and cash
   equivalents..........  $    --      $ (1,097)    $  9,832   $       --      $  8,735
  Accounts receivable,
   net..................   222,267       45,865      243,046      (387,698)     123,480
  Inventory, net........       --        56,853       29,923           --        86,776
  Other current assets..     3,985        7,399           93           --        11,477
                          --------     --------     --------   -----------     --------
    Total current
     assets.............   226,252      109,020      282,894      (387,698)     230,468
Investment in
 subsidiaries...........   363,814      274,458          --       (638,272)         --
Property and equipment,
 net....................       --       163,644       78,182           --       241,826
Identifiable
 intangibles, net.......       --        22,916          --            --        22,916
Goodwill, net...........       --       105,141      108,675           --       213,816
Other assets, net.......       --         1,162        1,984           --         3,146
                          --------     --------     --------   -----------     --------
    Total assets........  $590,066     $676,341     $471,735   $(1,025,970)    $712,172
                          ========     ========     ========   ===========     ========
Current liabilities:
  Accounts payable......  $ 12,235     $241,434     $163,943   $  (387,698)    $ 29,914
  Accrued liabilities...     6,242       29,306       15,171           --        50,719
  Income taxes..........       --         2,940        1,490           --         4,430
  Current portion of
   long-term debt.......    24,700        4,295        2,311           --        31,306
                          --------     --------     --------   -----------     --------
    Total current
     liabilities........    43,177      277,975      182,915      (387,698)     116,369
Long-term debt..........   207,815        9,625        1,998           --       219,438
Pension liabilities.....       --           --         9,688           --         9,688
Deferred taxes payable..       --        11,740       14,530           --        26,270
Other liabilities.......       --           --         1,333           --         1,333
                          --------     --------     --------   -----------     --------
    Total liabilities...   250,992      299,340      210,464      (387,698)     373,098
Common stock............       455          --           --            --           455
Paid in capital.........   309,691      304,196      182,163      (486,359)     309,691
Retained earnings
 (deficit)..............    52,100       72,805       86,950      (159,755)      52,100
Cumulative translation
 adjustment.............    (7,842)         --        (7,842)        7,842       (7,842)
Treasury stock..........   (15,330)         --           --            --       (15,330)
                          --------     --------     --------   -----------     --------
    Total common
     stockholders'
     equity.............   339,074      377,001      261,271      (638,272)     339,074
                          --------     --------     --------   -----------     --------
    Total liabilities
     and equity.........  $590,066     $676,341     $471,735   $(1,025,970)    $712,172
                          ========     ========     ========   ===========     ========

                                 TUBOSCOPE INC.

                                          Year Ended December 31, 1997
                          --------------------------------------------------------------
                                                      Non-
                          Tuboscope   Guarantor    Guarantor
                            Inc.     Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
                                                 (In thousands)
CONDENSED CONSOLIDATING
 BALANCE SHEET
Current assets:
  Cash and cash
   equivalents..........  $     --    $    (876)   $  13,469    $      --    $  12,593
  Accounts receivable,
   net..................        522      98,863      168,007      (123,325)    144,067
  Inventory, net........        --       47,731       30,586           --       78,317
  Other current assets..        --        7,519        5,220           --       12,739
                          ---------   ---------    ---------    ----------   ---------
    Total current
     assets.............        522     153,237      217,282      (123,325)    247,716
Investment in
 subsidiaries...........    317,955     202,672          --       (520,627)        --
Property and equipment,
 net....................        --      133,414       77,147           --      210,561
Identifiable
 intangibles, net.......        --       23,315          --            --       23,315
Goodwill net............        --       97,049      105,252           --      202,301
Other assets, net.......        --        1,249        1,025           --        2,274
                          ---------   ---------    ---------    ----------   ---------
    Total assets........  $ 318,477   $ 610,936    $ 400,706    $ (643,952)  $ 686,167
                          =========   =========    =========    ==========   =========
Current liabilities:
  Accounts payable......  $   8,647   $  23,157    $ 134,871    $ (123,325)  $  43,350
  Accrued liabilities...      9,797      41,228       25,571           --       76,596
  Income taxes payable..        --        9,268        6,634           --       15,902
  Current portion of
   long-term debt.......        --       27,853        2,721           --       30,574
                          ---------   ---------    ---------    ----------   ---------
    Total current
     liabilities........     18,444     101,506      169,797      (123,325)    166,422
Long-term debt..........        --      184,018        3,785           --      187,803
Pension liabilities.....        --          --         8,916           --        8,916
Deferred taxes payable..        --        4,725       17,514           --       22,239
Other liabilities.......        --          --           754           --          754
                          ---------   ---------    ---------    ----------   ---------
    Total liabilities...     18,444     290,249      200,766      (123,325)    386,134
Common stock............        442         --           --            --          442
Paid in capital.........    294,402     304,196      170,006      (474,202)    294,402
Retained earnings
 (deficit)..............     10,155      16,491       34,900       (51,391)     10,155
Cumulative translation
 adjustment.............     (4,966)        --        (4,966)        4,966      (4,966)
                          ---------   ---------    ---------    ----------   ---------
    Total common
     stockholder's
     equity.............    300,033     320,687      199,940      (520,627)    300,033
                          ---------   ---------    ---------    ----------   ---------
    Total liabilities
     and equity.........  $ 318,477   $ 610,936    $ 400,706    $ (643,952)  $ 686,167
                          =========   =========    =========    ==========   =========

                                 TUBOSCOPE INC.

                                             Year Ended December 31, 1998
                          -------------------------------------------------------------------
                          Tuboscope   Guarantor     Non-Guarantor
                            Inc.     Subsidiaries   Subsidiaries    Eliminations Consolidated
                          ---------  ------------ ----------------- ------------ ------------
                                                     (In thousands)
CONDENSED CONSOLIDATING
 STATEMENT OF OPERATIONS
Revenue.................  $    --      $318,997       $311,264       $ (62,560)    $567,701
Operating costs.........       181      297,449        242,133         (59,143)     480,620
                          --------     --------       --------       ---------     --------
Operating profit
 (loss).................      (181)      21,548         69,131          (3,417)      87,081
Other expenses
 (income)...............       --         1,137          4,128          (3,417)       1,848
Interest expense........    14,188        3,119            815             --        18,122
                          --------     --------       --------       ---------     --------
Income (loss) before
 taxes..................   (14,369)      17,292         64,188             --        67,111
Provision for taxes.....       --        13,028         12,138             --        25,166
Equity in net income
 (loss) of
 subsidiaries...........    56,314       52,050            --         (108,364)         --
                          --------     --------       --------       ---------     --------
Net income (loss).......  $ 41,945     $ 56,314       $ 52,050       $(108,364)    $ 41,945
                          ========     ========       ========       =========     ========
                                             Year Ended December 31, 1997
                          -------------------------------------------------------------------
                          Tuboscope   Guarantor     Non-Guarantor
                            Inc.     Subsidiaries   Subsidiaries    Eliminations Consolidated
                          ---------  ------------ ----------------- ------------ ------------
                                                     (In thousands)
CONDENSED CONSOLIDATING
 STATEMENT OF OPERATIONS
Revenue.................  $    --      $291,236       $279,130       $ (45,135)    $525,231
Operating costs.........       120      246,564        211,521         (33,899)     424,306
                          --------     --------       --------       ---------     --------
Operating profit
 (loss).................      (120)      44,672         67,609         (11,236)     100,925
Other expenses
 (income)...............       (43)     (27,795)        29,358             --         1,520
Interest expense........       --        13,704            752             --        14,456
                          --------     --------       --------       ---------     --------
Income (loss) before
 taxes..................       (77)      58,763         37,499         (11,236)      84,949
Provision for taxes.....       --        16,930         14,915             --        31,845
Equity in net income
 (loss) of
 subsidiaries...........    53,181       22,584            --          (75,765)         --
                          --------     --------       --------       ---------     --------
Net income (loss).......  $ 53,104     $ 64,417       $ 22,584       $ (87,001)    $ 53,104
                          ========     ========       ========       =========     ========
                                             Year Ended December 31, 1996
                          -------------------------------------------------------------------
                          Tuboscope   Guarantor     Non-Guarantor
                            Inc.     Subsidiaries   Subsidiaries    Eliminations Consolidated
                          ---------  ------------ ----------------- ------------ ------------
                                                     (In thousands)
CONDENSED CONSOLIDATING
 STATEMENT OF OPERATIONS
Revenue.................  $    --      $197,165       $167,579       $ (23,313)    $341,431
Operating costs.........        57      216,879        165,749         (19,973)     362,712
                          --------     --------       --------       ---------     --------
Operating profit
 (loss).................       (57)     (19,714)         1,830          (3,340)     (21,281)
Other expenses
 (income)...............       171        4,378         (4,256)            --           293
Interest expense........        45       12,257          1,112             --        13,414
                          --------     --------       --------       ---------     --------
Income (loss) before
 taxes..................      (273)     (36,349)         4,974          (3,340)     (34,988)
Provision (benefit) for
 taxes..................       --        (1,458)         9,696             --         8,238
Extraordinary loss, net
 of income tax
 benefits...............       --         6,373            --              --         6,373
Equity in net income
 (loss) of
 subsidiaries...........   (49,326)      (4,722)           --           54,048          --
                          --------     --------       --------       ---------     --------
Net income (loss).......  $(49,599)    $(45,986)      $ (4,722)      $  50,708     $(49,599)
                          ========     ========       ========       =========     ========

                                 TUBOSCOPE INC.

                                          Year Ended December 31, 1998
                          --------------------------------------------------------------
                                                      Non-
                          Tuboscope   Guarantor    Guarantor
                            Inc.     Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
                                                 (In thousands)
CONDENSED CONSOLIDATING
 STATEMENT OF CASH FLOWS
Net cash provided by
 (used in) operating
 activities.............  $(229,793)   $243,630     $35,143      $10,455      $59,435
Net cash provided by
 (used for) investing
activities:
Capital expenditures....        --      (29,682)    (10,110)         --       (39,792)
Business acquisitions,
 net of cash acquired...        --       (9,972)    (25,814)         --       (35,786)
Investments in
 subsidiaries...........     10,455         --          --       (10,455)         --
Other...................        --          --          927          --           927
                          ---------    --------     -------      -------      -------
Net cash provided by
 (used for) investing
 activities.............     10,455     (39,654)    (34,997)     (10,455)     (74,651)
Net cash provided by
 (used for) financing
activities:
Net payments under
 financing agreements...    232,394    (204,197)     (3,525)         --        24,672
Issuance of common stock
 under employee stock
 plan...................        820         --          --           --           820
Net proceeds from sale
 of common stock........      1,454         --          --           --         1,454
Purchase of treasury
 stock..................    (15,330)        --          --           --       (15,330)
                          ---------    --------     -------      -------      -------
Net cash provided by
 (used for) financing
 activities.............    219,338    (204,197)     (3,525)         --        11,616
Effect of exchange rate
 changes on cash........        --          --         (258)         --          (258)
Net decrease in cash and
 cash equivalents.......        --         (221)     (3,637)         --        (3,858)
Cash and cash
 equivalents:
  Beginning of period...        --         (876)     13,469          --        12,593
                          ---------    --------     -------      -------      -------
  End of period.........  $     --     $ (1,097)    $ 9,832      $   --       $ 8,735
                          =========    ========     =======      =======      =======

                                 TUBOSCOPE INC.

                                          Year Ended December 31, 1997
                          --------------------------------------------------------------
                                                      Non-
                          Tuboscope   Guarantor    Guarantor
                            Inc.     Subsidiaries Subsidiaries Eliminations Consolidated
                          ---------  ------------ ------------ ------------ ------------
                                                 (In thousands)
CONDENSED CONSOLIDATING
 STATEMENT OF CASH FLOWS
Net cash provided by
 (used in) operating
 activities:............  $ 11,425     $  2,829     $ 48,300     $(16,264)    $ 46,290
Cash flows provided by
 (used for) investing
 activities:
Capital expenditures....       --       (14,313)     (20,877)         --       (35,190)
Business acquisitions,
 net of cash acquired...       --       (10,507)     (26,349)         --       (36,856)
Investment in
 subsidiaries...........   (16,264)         --           --        16,264          --
Other...................       --           --          (963)         --          (963)
                          --------     --------     --------     --------     --------
Net cash provided by
 (used for) investing
activities..............   (16,264)     (24,820)     (48,189)      16,264      (73,009)
Cash flows provided by
 financing activities:
Net borrowings under
 financing agreements...       --        20,478        3,661          --        24,139
Issuance of common stock
 under employee stock
 plan...................       479          --           --           --           479
Net proceeds from sale
 of common stock........     4,351          --           --           --         4,351
                          --------     --------     --------     --------     --------
Net cash provided by
 financing activities...     4,830       20,478        3,661          --        28,969
Effect of exchange rate
 changes on cash........       --           --           (64)         --           (64)
Net increase (decrease)
 in cash and cash
 equivalents............        (9)      (1,513)       3,708          --         2,186
Cash and cash
 equivalents:
  Beginning of period...         9          637        9,761          --        10,407
                          --------     --------     --------     --------     --------
  End of period.........  $    --      $   (876)    $ 13,469     $    --      $ 12,593
                          ========     ========     ========     ========     ========

                                 TUBOSCOPE INC.

                                          Year Ended December 31, 1996
                          -------------------------------------------------------------
                                                     Non-
                          Tuboscope  Guarantor    Guarantor
                            Inc.    Subsidiaries Subsidiaries Eliminations Consolidated
                          --------- ------------ ------------ ------------ ------------
                                                 (In thousands)
CONDENSED CONSOLIDATING
 STATEMENT OF CASH FLOWS
Net cash provided by
 (used in) operating
 activities:............   $ 6,163    $(5,061)     $46,927      $(37,466)    $10,563
Cash flows provided by
 (used for) investing
 activities:
Capital expenditures....       --     (11,189)      (7,492)          --      (18,681)
Proceeds from sale-
 leaseback
 transactions...........       --       2,973          --            --        2,973
Business acquisitions,
 net of cash acquired...       --      (8,824)     (34,412)          --      (43,236)
Investment in
 subsidiaries...........   (37,466)       --           --         37,466         --
Other...................       --         --        (1,513)          --       (1,513)
                           -------    -------      -------      --------     -------
Cash flow provided by
 (used for) investing
 activities.............   (37,466)   (17,040)     (43,417)       37,466     (60,457)
Net cash provided by
 financing activities:
Net borrowings
 (payments) under
 financing agreements...       --      21,212       (3,366)          --       17,846
Cash received in Drexel
 Merger.................       --       2,101          --            --        2,101
Debt issuance costs.....       --        (785)         --            --         (785)
Dividends paid on
 Redeemable Series A
 Convertible Preferred
 Stock..................      (175)       --           --            --         (175)
Issuance of common stock
 under employee stock
 plan...................       128        --           --            --          128
Net proceeds from sale
 of common stock........    31,350        --           --            --       31,350
                           -------    -------      -------      --------     -------
Net cash provided by
 (used for) financing
 activities.............    31,303     22,528       (3,366)          --       50,465
Effect of exchange rate
 changes on cash........       --         --           442           --          442
Net increase in cash and
 cash equivalents.......       --         427          586           --        1,013
Cash and cash
 equivalents:
  Beginning of period...         9        210        9,175           --        9,394
                           -------    -------      -------      --------     -------
  End of period.........   $     9    $   637      $ 9,761      $    --      $10,407
                           =======    =======      =======      ========     =======

                                 TUBOSCOPE INC.

13. Quarterly Financial Information (Unaudited)

   Summarized quarterly financial information for 1998, 1997, and 1996 is as follows:

                                                                 Basic   Dilutive
                                                                Earnings Earnings
                                                                 (Loss)   (Loss)
                                           Operating    Net       Per      Per
                                             Profit    Income    Common   Common
                                  Revenue    (Loss)    (Loss)    Share    Share
                                  -------- ---------  --------  -------- --------
                                      (In thousands, except for share data)
1998
First Quarter.................... $150,181 $ 27,988   $ 14,233   $ 0.32   $ 0.30
Second Quarter...................  153,522   28,407     14,887     0.33     0.31
Third Quarter....................  139,759   19,568      9,236     0.21     0.20
Fourth Quarter...................  124,239   11,118      3,589     0.08     0.08
                                  -------- --------   --------   ------   ------
  Total Year..................... $567,701 $ 87,081   $ 41,945   $ 0.94   $ 0.89
                                  ======== ========   ========   ======   ======
1997
First Quarter.................... $105,501 $ 18,174   $  8,599   $ 0.20   $ 0.19
Second Quarter...................  125,995   25,154     12,947     0.30     0.28
Third Quarter....................  141,411   27,780     15,037     0.34     0.32
Fourth Quarter...................  152,324   29,817     16,521     0.37     0.34
                                  -------- --------   --------   ------   ------
  Total Year..................... $525,231 $100,925   $ 53,104   $ 1.22   $ 1.14
                                  ======== ========   ========   ======   ======
1996
First Quarter.................... $ 47,018 $(57,244)  $(55,589)  $(2.97)  $(2.97)
Second Quarter...................   94,643    4,910     (1,187)   (0.02)   (0.02)
Third Quarter....................   94,672   15,405      6,796     0.16     0.16
Fourth Quarter...................  105,098   15,648        381     0.01     0.01
                                  -------- --------   --------   ------   ------
  Total Year..................... $341,431 $(21,281)  $(49,599)  $(1.35)  $(1.35)
                                  ======== ========   ========   ======   ======

   The fourth quarter 1996 results included an extraordinary charge of $6,373,000 (net of $3,431,000 tax benefit) related to the early retirement of the Company's $75,000,000 Senior Subordinated Notes. In addition, the fourth quarter 1996 results included a $2,234,000 write-off of Italian assets. The second quarter 1996 results included $11,206,000 of acquisition transaction costs related primarily to severance costs for former executive officers of the Company and consolidation costs associated with the Tuboscope operations. The first quarter 1996 results included the write-off of long-term assets of $63,061,000 associated with the adoption of SFAS No. 121 and the decision by management to sell certain assets.

                                                                      SCHEDULE I

                                 TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          CONSOLIDATED BALANCE SHEETS
                             (Parent Company Only)

                           December 31, 1998 and 1997

                                                    December 31,   December 31,
                                                        1998           1997
                                                    -------------  ------------
                      ASSETS                        (In thousands)
Cash............................................... $         --     $    --
Amounts due from affiliates........................       222,267         --
Accounts receivable................................           --          522
Income tax receivable..............................         3,154         --
Other assets.......................................           831         --
Investment in subsidiaries.........................       363,814     317,955
                                                    -------------    --------
  Total assets..................................... $     590,066    $318,477
                                                    =============    ========
              LIABILITIES AND EQUITY
Accrued liabilities................................ $         --     $  9,797
Amounts due to affiliates..........................        12,235       8,647
Interest payable...................................         6,242         --
Notes payable......................................       232,515         --
Common stockholders' equity:
  Common stock, $.01 par value 60,000,000 shares
   authorized, 45,516,010 shares issued and
   44,091,310 outstanding (44,235,591 at December
   31, 1997).......................................           455         442
  Paid-in capital..................................       309,691     294,402
  Retained earnings................................        52,100      10,155
  Cumulative translation adjustment................        (7,842)     (4,966)
  Less: treasury stock at cost (1,424,700 shares)..       (15,330)        --
                                                    -------------    --------
    Total common stockholders' equity..............       339,074     300,033
                                                    -------------    --------
    Total liabilities and equity................... $     590,066    $318,477
                                                    =============    ========

                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                                 TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                             (Parent Company Only)

                   Years ended December 31, 1998, 1997, 1996

                                                    Years Ended December 31,
                                                    --------------------------
                                                     1998     1997      1996
                                                    -------  -------  --------
                                                         (in thousands)
Equity in net earnings (loss) of subsidiaries...... $56,314  $53,181  $(49,326)
Interest expense................................... (14,188)     --        (45)
Foreign exchange gain (loss).......................     --        43      (171)
State franchise tax and other......................    (181)    (120)      (57)
                                                    -------  -------  --------
Net income (loss).................................. $41,945  $53,104  $(49,599)
                                                    =======  =======  ========


                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                                 TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Parent Company Only)

                   Years ended December 31, 1998, 1997, 1996

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     1998     1997      1996
                                                   --------  -------  --------
                                                        (in thousands)
Cash flows from operating activities:
  Net income (loss)............................... $ 41,945  $53,104  $(49,599)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Equity in net (earnings) loss of
     subsidiaries.................................  (56,314) (53,181)   49,326
    Changes in current assets and liabilities:
      Accounts receivable.........................      522     (505)      (17)
      Income tax receivable.......................   (3,154)     --        --
      Accrued liabilities.........................     (355)   9,797       --
      Interest payable............................    6,242      (45)       45
      Amounts due from affiliates................. (218,679)   1,579     6,179
                                                   --------  -------  --------
  Net cash provided by (used for) operating
   activities..................................... (229,793)  10,749     5,934
                                                   --------  -------  --------
Cash flows provided by (used for) investing
 activities:
  Investment in subsidiaries......................   10,455  (16,264)  (37,466)
                                                   --------  -------  --------
Cash flows provided by financing activities:
  Borrowings under financing agreements, net......  233,225      --        --
  Debt fees paid..................................     (831)     --        --
  Proceeds from sale of common stock..............    2,274    5,506    31,707
  Purchase of Treasury Stock......................  (15,330)     --        --
  Dividends paid on Redeemable Series A
   Convertible Preferred Stock....................      --       --       (175)
                                                   --------  -------  --------
  Net cash provided by financing activities.......  219,338    5,506    31,532
                                                   --------  -------  --------
Net change in cash and cash equivalents...........      --        (9)      --
Cash and cash equivalents:
  Beginning of the year...........................      --         9         9
                                                   --------  -------  --------
  End of year..................................... $    --   $   --   $      9
                                                   ========  =======  ========

                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                                 TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                         December 31, 1998, 1997, 1996

   No cash dividends were paid to Tuboscope Inc.

   For information concerning restrictions pertaining to the common stock and commitments and contingencies, see Notes 6 and 9 of notes to consolidated financial statements of Tuboscope Inc.

                                                                     SCHEDULE II

                                 TUBOSCOPE INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years ended December 31, 1998, 1997, 1996

                                                   Additions
                                                  (Deductions) Charge
                                         Balance   Charged to   offs    Balance
                                        Beginning  Costs and     and    End of
                                         of Year    Expenses    Other    Year
                                        --------- ------------ -------  -------
                                                    (in thousands)
Allowance for doubtful accounts:
  1998.................................  $3,560      $1,145    $   237  $ 4,942
  1997.................................  $2,382      $2,421    $(1,243) $ 3,560
  1996.................................  $  955      $  628    $   799  $ 2,382
Allowance for inventory reserves:
  1998.................................  $8,521      $2,107    $   369  $10,997
  1997.................................  $8,994      $1,996    $(2,469) $ 8,521
  1996.................................  $5,988      $  329    $ 2,677  $ 8,994
Allowance for deferred tax assets:
  1998.................................  $1,651      $  557    $   --   $ 2,208
  1997.................................  $1,171      $  480    $   --   $ 1,651
  1996.................................  $3,404      $  --     $(2,233) $ 1,171