Form 10-Q
period 1999-03-31
TUBOSCOPE INC /DE/
filed 1999-05-17
CIK 860097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                                --------------

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number  0-18312
                        -------

                                TUBOSCOPE INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                             76-0252850
 -------------------------------                        -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

2835 Holmes Road, Houston, Texas                               77051
----------------------------------------                -------------------
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

                                 YES   X    NO
                                     -----     -----

     The Registrant had 44,250,921 shares of common stock outstanding as of May 11, 1999.

                                TUBOSCOPE INC.

                                    INDEX

                                                                        Page No.
                                                                        --------
                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Consolidated Balance Sheets -
             March 31, 1999 (unaudited) and December 31, 1998...........     2

         Unaudited Consolidated Statements of Income -
             For the Three Months Ended March 31, 1999 and 1998.........     3

         Unaudited Consolidated Statements of Cash Flows -
             For the Three Months Ended March 31, 1999 and 1998.........     4

         Notes to Unaudited Consolidated Financial Statements...........  5-10

Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition...................... 11-14


                          Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................    14

Signature Page..........................................................    15

Exhibit Index........................................................... 16-17

Appendix A - Financial Data Schedule....................................    18

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                TUBOSCOPE INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,               December 31,
                                                                                           1999                     1998
                                                                                         ---------                ---------
                              A S S E T S                                               (Unaudited)
                              -----------                                                           (In thousands)
Current assets:
  Cash and cash equivalents.............................................                 $   7,477                $   8,735
  Accounts receivable, net..............................................                   110,274                  123,480
  Inventory, net........................................................                    83,650                   86,776
  Prepaid expenses and other............................................                    12,297                   11,477
                                                                                         ---------                ---------
    Total current assets................................................                   213,698                  230,468
                                                                                         ---------                ---------
Property and equipment:
  Land, buildings and leasehold improvements............................                    90,179                   90,041
  Operating equipment and equipment leased to customers.................                   251,352                  248,554
  Accumulated depreciation and amortization.............................                  (100,501)                 (96,769)
                                                                                         ---------                ---------
    Net property and equipment..........................................                   241,030                  241,826
Identified intangibles, net.............................................                    22,568                   22,916
Goodwill, net...........................................................                   212,507                  213,816
Other assets, net.......................................................                     3,153                    3,146
                                                                                         ---------                ---------
     Total assets.......................................................                 $ 692,956                $ 712,172
                                                                                         =========                =========
               L I A B I L I T I E S  A N D  E Q U I T Y
               -----------------------------------------
Current liabilities:
  Accounts payable......................................................                 $  25,706                $  29,914
  Accrued liabilities...................................................                    48,984                   50,719
  Income taxes payable..................................................                     4,435                    4,430
  Current portion of long-term debt and short-term borrowings...........                    32,189                   31,306
                                                                                         ---------                ---------
    Total current liabilities...........................................                   111,314                  116,369
Long-term debt..........................................................                   207,829                  219,438
Pension liabilities.....................................................                     9,688                    9,688
Deferred taxes payable..................................................                    25,424                   26,270
Other liabilities.......................................................                     1,308                    1,333
                                                                                         ---------                ---------
    Total liabilities...................................................                   355,563                  373,098
                                                                                         ---------                ---------
Common stockholders' equity:
  Common stock, $.01 par value, 60,000,000 shares authorized,
   45,575,621 shares issued and 44,150,921 shares outstanding
   (45,516,010 shares issued and 44,091,310 outstanding at
   December 31, 1998)...................................................                       455                      455
  Paid in capital.......................................................                   310,491                  309,691
  Retained earnings.....................................................                    52,405                   52,100
  Accumulated other comprehensive income................................                   (10,628)                  (7,842)
  Less: treasury stock at cost (1,424,700 shares).......................                   (15,330)                 (15,330)
                                                                                         ---------                ---------
    Total common stockholders' equity...................................                   337,393                  339,074
                                                                                         ---------                ---------
    Total liabilities and equity........................................                 $ 692,956                $ 712,172
                                                                                         =========                =========

           See notes to unaudited consolidated financial statements.

                                TUBOSCOPE INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                            1999                      1998
                                                                                         ----------                ----------
                                                                                   (in thousands, except share and per share data)
Revenue.................................................................                 $   95,212                $  150,181
Costs and expenses:
  Cost of services and products sold....................................                     74,104                   103,191
  Goodwill amortization.................................................                      1,784                     1,505
  Selling, general and administrative...................................                     12,338                    14,084
  Research and engineering costs........................................                      2,946                     3,413
                                                                                         ----------                ----------
                                                                                             91,172                   122,193
                                                                                         ----------                ----------

Operating profit........................................................                      4,040                    27,988
Other expense (income):
  Interest expense......................................................                      4,492                     4,353
  Interest income.......................................................                        (85)                      (89)
  Foreign exchange......................................................                     (1,050)                      148
  Other, net............................................................                        174                       803
                                                                                         ----------                ----------
Income before income taxes..............................................                        509                    22,773
Provision for income taxes..............................................                        204                     8,540
                                                                                         ----------                ----------
Net income..............................................................                 $      305                $   14,233
                                                                                         ==========                ==========

Earnings per common share:
  Basic earnings per common share.......................................                 $     0.01                $     0.32
                                                                                         ==========                ==========
  Dilutive earnings per common share....................................                 $     0.01                $     0.30
                                                                                         ==========                ==========

Weighted average number of common shares outstanding:
  Basic.................................................................                 44,129,760                44,312,198
                                                                                         ==========                ==========
  Dilutive..............................................................                 44,387,315                47,861,221
                                                                                         ==========                ==========

           See notes to unaudited consolidated financial statements.

                                TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                            1999                      1998
                                                                                         ----------                ----------
                                                                                                    (in thousands)
Cash flows from operating activities:
  Net income.......................................................................      $      305                $   14,233
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................................           8,421                     7,421
    Compensation related to employee 401(K) plan...................................             212                       194
    Provision for losses on accounts receivable....................................             150                       244
    Provision for inventory reserve................................................              --                        24
    Provision (benefit) for deferred income taxes..................................            (777)                      192
    Changes in assets and liabilities, net of effects of acquired companies:
        Accounts receivable........................................................          13,455                    (7,864)
        Inventory..................................................................           3,126                    (9,728)
        Prepaid expenses and other assets..........................................            (889)                      (19)
        Accounts payable and accrued liabilities...................................          (6,035)                   (7,811)
        Federal and foreign income taxes payable...................................               5                      (280)
                                                                                         ----------                ----------
    Net cash provided by (used for) operating activities...........................          17,973                    (3,394)
                                                                                         ----------                ----------
Cash flows used for investing activities:
  Capital expenditures.............................................................          (2,481)                   (9,892)
  Business acquisitions, net of cash acquired......................................          (5,663)                   (7,874)
  Other............................................................................            (251)                   (1,075)
                                                                                         ----------                ----------
    Net cash used for investing activities.........................................          (8,395)                  (18,841)
                                                                                         ----------                ----------
Cash flows provided by (used for) financing activities:
  Borrowings under financing agreements............................................          12,842                   123,845
  Principal payments under financing agreements....................................         (24,266)                 (103,837)
  Proceeds from sale of common stock, net..........................................             588                     1,464
                                                                                         ----------                ----------
    Net cash provided by (used for) financing activities...........................         (10,836)                   21,472
                                                                                         ----------                ----------
Net decrease in cash and cash equivalents..........................................          (1,258)                     (763)
Cash and cash equivalents:
  Beginning of period..............................................................           8,735                    12,593
                                                                                         ----------                ----------
  End of period....................................................................      $    7,477                $   11,830
                                                                                         ==========                ==========
Supplemental disclosure of cash flow information:
  Cash paid during the three month period for:
    Interest.......................................................................      $    8,324                $    4,976
                                                                                         ==========                ==========
    Taxes..........................................................................      $    1,091                $    8,607
                                                                                         ==========                ==========

           See notes to unaudited consolidated financial statements.

                                TUBOSCOPE INC.
             Notes to Unaudited Consolidated Financial Statements
              For the Three Months Ended March 31, 1999 and 1998
                          and as of December 31, 1998

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

  The financial statements included in this report should be read in conjunction with the Company's 1998 audited consolidated financial statements and accompanying notes included in the Company's 1998 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.

2.   Inventory


  At March 31, 1999 inventories consisted of the following (in thousands):


Components, subassemblies, and expendable parts..................     $55,744
Equipment under production.......................................      27,906
                                                                      -------
                                                                      $83,650
                                                                      =======


3.   Senior Credit Agreement and Dividend Restrictions

  The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock unless the total funded debt to capital ratio (as defined in the Senior Credit Agreement) is less than or equal to 40%. The Company's total funded debt to capital ratio (calculated as defined under the Senior Credit Agreement) was 41.2% at March 31, 1999. In March 1999, the Company amended the Senior Credit Agreement with the lending group to provide for increased flexibility by increasing the maximum debt to equity ratio and decreasing the minimum interest coverage ratio.

4.   Comprehensive Income

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which established new rules for the reporting and display of comprehensive income. Comprehensive income is defined by SFAS No. 130 as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company. Comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:


                                                            Three Months
                                                           Ended March 31,
                                                         1999           1998
                                                        -------       -------
                                                            (in thousands)
Comprehensive income:
 Net income........................................     $   305       $14,233
 Cumulative translation adjustment.................      (2,786)         (894)
                                                        -------       -------
 Total comprehensive income........................     $(2,481)      $13,339
                                                        =======       =======

                                TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)

5. Business Segments

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

   Coiled Tubing & Wireline Products: This segment consists of the sale of highly-engineered coiled tubing equipment, related pressure control equipment, pressure pumping, wireline equipment and related tools to companies engaged in providing oil and gas well drilling, and completion and remediation services. Customers include major oil and gas coiled tubing service companies, as well as major oil companies and large independents.

   Pipeline and Other Industrial Services: This segment provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Additionally, the segment provides a wide variety of technical industrial inspection, monitoring and quality assurance services for the construction, operation and maintenance of major projects in energy related industries. Customers include major pipeline operators and national oil and gas companies.

   The Company evaluates the performance of its operating segments at the operating profit level which consists of income before interest expense (income), other expense (income), nonrecurring items and income taxes. Intersegment sales and transfers are not significant.

   Summarized information for the Company's reportable segments is contained in the following table. Other revenue and operating profit (loss) include revenue from insignificant operations, corporate expenses and certain goodwill and identified intangible amortization not allocated to product lines.

                                                              Solids      Coiled    Pipeline &
                                                             Control     Tubing &     Other
                                                 Tubular    Products &   Wireline   Industrial
                                                 Services    Services    Products    Services     Other      Total
                                                --------------------------------------------------------------------
Three Months Ended March 31, 1999
Revenue.......................................    $38,342      $28,571    $19,558      $ 8,741   $    --    $ 95,212
Operating Profit..............................      5,198        2,710      2,002          190    (6,060)      4,040

Three Months Ended March 31, 1998
Revenue.......................................    $61,296      $47,522    $29,075      $12,288   $    --    $150,181
Operating Profit..............................     16,062       11,152      5,618        1,344    (6,188)     27,988


6. $100.0 Million Senior Notes and Condensed Consolidating Financial Information

   On February 25, 1998, the Company issued $100.0 million of 7.5% Senior Notes due 2008 ("Notes"). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The remaining net proceeds have been used to finance acquisitions, working capital and general corporate purposes. The following condensed consolidating balance sheet as of March 31, 1999 and related condensed consolidating statements of operations and cash flows for the three months ended March 31, 1999 should be read in conjunction with the notes to these consolidated financial statements.

                                TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)


6. Condensed Consolidating Financial Information (cont'd)
   Balance Sheet


                                                                  Period Ended March 31, 1999
                                                                             Non-
                                          Tuboscope       Guarantor        Guarantor
                                             Inc        Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                          ---------     ------------     ------------     ------------    ------------
               ASSETS
               ------
Current assets:
  Cash and cash equivalents.........       $     --         $    920         $  6,557      $        --        $  7,477
  Accounts receivable, net..........        194,251           37,743          255,232         (376,952)        110,274
  Inventory, net....................             --           49,949           33,701               --          83,650
  Prepaid expenses and other........            834            7,907            3,556               --          12,297
                                           --------         --------         --------      -----------        --------
     Total current assets...........        195,085           96,519          299,046         (376,952)        213,698

Investment in subsidiaries..........        368,296          284,360               --         (652,656)             --
Property and equipment, net.........             --          163,432           77,598               --         241,030
Identified intangibles, net.........             --           22,563                5               --          22,568
Goodwill, net.......................             --          104,497          108,010               --         212,507
Other assets, net...................             --            1,150            2,003               --           3,153
                                           --------         --------         --------      -----------        --------
     Total assets...................       $563,381         $672,521         $486,662      $(1,029,608)       $692,956
                                           ========         ========         ========      ===========        ========

       LIABILITIES AND EQUITY
       ----------------------

Current liabilities:
  Accounts payable..................       $     --         $238,046         $164,612      $  (376,952)       $ 25,706
  Accrued liabilities...............          2,587           26,477           19,920               --          48,984
  Income taxes payable..............             --            2,884            1,551               --           4,435
  Current portion of long-term debt.         25,350            4,216            2,623               --          32,189
                                           --------         --------         --------      -----------        --------
     Total current liabilities......         27,937          271,623          188,706         (376,952)        111,314

Long term debt......................        198,051            7,974            1,804               --         207,829
Pension liabilities.................             --               --            9,688               --           9,688
Deferred taxes payable..............             --           11,441           13,983               --          25,424
Other liabilities...................             --               --            1,308               --           1,308
                                           --------         --------         --------      -----------        --------
     Total liabilities..............        225,988          291,038          215,489         (376,952)        355,563

Common stockholders' equity:
  Common stock......................            455               --               --               --             455
  Paid in capital...................        310,491          304,196          187,917         (492,113)        310,491
  Retained earnings.................         52,405           77,287           93,884         (171,171)         52,405
  Cumulative translation adjustment.        (10,628)              --          (10,628)          10,628         (10,628)
  Treasury Stock....................        (15,330)              --               --               --         (15,330)
                                           --------         --------         --------      -----------        --------
     Total common stockholders'
       equity.......................        337,393          381,483          271,173         (652,656)        337,393
                                           --------         --------         --------      -----------        --------
     Total liabilities and equity...       $563,381         $672,521         $486,662      $(1,029,608)       $692,956
                                           ========         ========         ========      ===========        ========

                                TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)

6. Condensed Consolidating Financial Information (cont'd)
   Statement of Operations


                                                                  Period Ended March 31, 1999
                                                                             Non-
                                          Tuboscope       Guarantor        Guarantor
                                             Inc        Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                          ---------     ------------     ------------     ------------    ------------
Revenue.............................       $     --         $ 43,815         $ 60,377      $    (8,980)       $ 95,212
Operating costs.....................             --           46,740           49,311           (4,879)         91,172
                                           --------         --------         --------      -----------        --------
Operating profit (loss).............             --           (2,925)          11,066           (4,101)          4,040
Other expense (income)..............             --             (676)           3,816           (4,101)           (961)
Interest expense....................          4,177               99              216               --           4,492
                                           --------         --------         --------      -----------        --------
Income (loss) before taxes..........         (4,177)          (2,348)           7,034               --             509
Provision for taxes.................             --              104              100               --             204
Equity in net income of subsidiaries          4,482            6,934               --          (11,416)             --
                                           --------         --------         --------      -----------        --------
Net income (loss)...................       $    305         $  4,482         $  6,934      $   (11,416)       $    305
                                           ========         ========         ========      ===========        ========

                                TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)

6. Condensed Consolidating Financial Information(cont'd)
   Statement of Cash Flows


                                                                       Period Ended March 31, 1999
                                                                                  Non-
                                               Tuboscope       Guarantor        Guarantor
                                                  Inc        Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                               ---------     ------------     ------------     ------------    ------------
Net cash provided by (used for)
operating activities........................    $  9,246         $ 10,672         $ (1,945)     $        --        $ 17,973

Net cash used for investing activities:
Capital expenditures........................          --           (1,278)          (1,203)              --          (2,481)
 Business acquisitions......................          --           (5,663)              --               --          (5,663)
 Other......................................          --               --             (251)              --            (251)
                                                --------         --------         --------      -----------        --------
  Net cash used for investing activities....          --           (6,941)          (1,454)              --          (8,395)
Cash flows provided by (used for)
financing activities:
 Net payments under financing agreements....      (9,834)          (1,714)             124               --         (11,424)
 Net proceeds from sale of common stock.....         588               --               --               --             588
                                                --------         --------         --------      -----------        --------
   Net cash provided by (used for)
     financing activities...................      (9,246)          (1,714)             124               --         (10,836)
                                                --------         --------         --------      -----------        --------
 Net increase (decrease) in cash and
  cash equivalents..........................          --            2,017           (3,275)              --          (1,258)

Cash and cash equivalents:

 Beginning of period........................          --           (1,097)           9,832               --           8,735
                                                --------         --------         --------      -----------        --------
 End of period..............................    $     --         $    920         $  6,557      $        --        $  7,477
                                                ========         ========         ========      ===========        ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General Operating Environment Overview:

The Company's financial results for the first quarter of 1999 continued to be adversely affected by the depressed oil and gas industry as indicated by the following factors:

 . The average price of West Texas Intermediate Crude Oil declined 18% to $12.97 per barrel in the first quarter of 1999 compared to the same period of 1998.
West Texas Intermediate Crude Oil prices, which were at $22.04 per barrel in the fourth quarter of 1997, declined throughout 1998 with the fourth quarter average at $12.96 per barrel.
 . Natural gas prices in the first quarter of 1999 were at $2.05 per mmbtu, down 13% from the average price in the first quarter of 1998.
 . Worldwide rig activity declined 35% to 1,462 rigs in the first quarter of 1999 compared to the same period of 1998. The first quarter 1999 decline in worldwide rig activity, which was at 2,280 rigs in the fourth quarter of 1997, represented the fifth consecutive quarterly decline in worldwide rig activity. The decline in rig activity was sharpest in the U.S. market where rig activity in the first three months of 1999 decreased 43% from the same period of 1998.

While rig activity remained weak during April 1999, the price of West Texas Intermediate Crude Oil began to rebound in the second quarter of 1999 and was at $18.85 per barrel on May 3, 1999. The recent recovery in oil prices is primarily the result of an agreement between certain major oil producers to limit worldwide oil production. There can be no assurances that these producers will comply with the self-imposed limitations on oil production, and that the improvement in oil prices will stabilize or continue. The recent improvement in West Texas Intermediate Crude Oil prices is not expected to have a significant impact on financial results for the second quarter of 1999.

Results of Operations

Three Months Ended March 31, 1999 vs 1998

Revenue. Revenue was $95.2 million for the first quarter of 1999, a decrease of $55.0 million, or 37%, compared to $150.2 million in the first quarter of 1998. The first quarter 1999 results were adversely impacted by weak oil and gas prices which led to a 35% decline in worldwide rig activity. The drop in rig activity was especially heavy in some of the Company's strongest markets including the U.S. (43%), Canada (37%), and Latin America (34%).

Revenue from the Company's Tubular Services, comprised of Inspection, Coating, and Mill Systems and Sales was $38.3 million for the first three months of 1999, a decrease of $23.0 million, or 37%, compared to the same period of 1998. The majority of the decline was related to lower revenue in North America operations due to the significant decline in U.S. and Canadian rig activity. Tubular Services operations were also adversely impacted by weak markets in the Far East and Latin America.

Solids Control revenue was $28.6 million for the first quarter of 1999, down $19.0 million, or 39.9%, compared to the first quarter of 1998. Lower drilling activity, pricing erosion, and lower levels of capital equipment sales caused the decline, which affected operations worldwide especially in North America, Latin America, and Europe.

Coiled Tubing & Wireline Products revenue was $19.6 million for the quarter ending March 31, 1999, down $9.5 million, or 33%, compared to the quarter ending March 31, 1998. The decrease was due to the decline in spending by the Company's customers on new coiled tubing and wireline units in response to the depressed oilfield market. The decline in Coiled Tubing & Wireline Products revenue was partially offset by the acquisition of Eastern Oil Tools Pte. Ltd. in June 1998 and Weston Oilfield Engineering Limited in December 1998. As of March 31, 1999, the Company's backlog of Coiled Tubing & Wireline Products was $31.7 million, a decline of 19% from $39.1 million at December 31, 1998.

Pipeline & Other Industrial Services revenue was $8.7 million for the first quarter of 1999, $3.5 million lower than the first quarter of 1998. This decrease in revenue was due to lower industrial inspection revenue in Saudi Arabia and lower Pipeline inspection revenue in Latin America.

Gross Profit. Gross profit was $19.3 million (20.3% of revenue) for the first quarter of 1999 compared to $45.5 million (30.3% of revenue) for the first quarter of 1998. The first quarter 1999 decrease in gross profit dollars and percentages was due to the lower revenue discussed above.

Selling, General, and Administrative Costs. Selling, general, and administrative costs were $12.3 million in the quarter ending March 31, 1999, a
decline of  12.4% from the same period of 1998.   Lower selling, general, and
administrative costs were due to cost controls and reductions, which were implemented in 1998 and continued in 1999 in response to market conditions.

Research and Engineering Costs. Research and engineering costs were $2.9 million for the three months ended March 31, 1999 compared to $3.4 million for the first three months of 1998. The decline was due to the completion of certain engineering products in 1998 and cost control measures implemented in 1998 and continued in 1999.

Operating Profit. Operating profit was $4.0 million in the first quarter of 1999 compared to $28.0 million in the first quarter of 1998. The first quarter 1999 decrease in operating profit was due to the factors discussed above.

Interest Expense. Interest expense was $4.5 million for the first three months of 1999 compared to $4.4 million in the same period of 1998. The increase was due to greater outstanding debt balances in the first quarter of 1999 compared to 1998 as a result of 1998 and 1999 acquisitions.

Other Expense (Income). Other expense, which includes interest income, foreign exchange, minority interest, and other expense (income), resulted in net other income of $961,000 in the first quarter of 1999 compared to other expense of $862,000 in the first quarter of 1998. The first quarter other income of $961,000 was primarily the result of foreign exchange gains of $1.1 million which were due to the stronger U.S. dollar and related collection of U.S. dollar receivables on the books of foreign subsidiaries.

Provision for Income Taxes. The Company's effective tax rate for the first quarter of 1999 was 40.0%. These rates are higher than the domestic rate of 35% due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net income. Net income for the first quarter of 1999 was $305,000 compared to $14.2 million for the first quarter of 1998. The decline in the first quarter 1999 net income was due to the factors discussed above.

Financial Condition and Liquidity

For the three months ended March 31, 1999, cash provided by operating activities was $18.0 million compared to cash used in operating activities of $3.4 million for the three months ended March 31, 1998. Cash was provided by operations through net earnings of $305,000 plus non-cash charges of $8.8 million, a decrease in accounts receivable of $13.5 million, and a decrease in inventory of $3.1 million. These items were offset to some extent during the first three months of 1999 by a reduction in accounts payable and accrued liabilities of $6.0 million. The decrease in accounts receivable was due to lower revenue in the first quarter of 1999 compared to the fourth quarter of 1998 revenue down $29.0 million, or 23%. Inventory declined $3.1 million due to lower activity and concentrated efforts to reduce inventory levels. Accounts payable and accrued liabilities were down due to lower activity, 1999 severance payments, and 1999 interest payments.

For the three months ended March 31, 1999, the Company used $8.4 million of cash for investing activities compared to $18.8 million for the same period of 1998. Capital expenditures of $2.5 million for the first three months of 1999 were primarily related to the Company's new thermal drill-cuttings desorption unit in Colombia and additional "high resolution" Pipeline inspection tools. Business acquisitions of $5.7 million were related to the acquisition of Geo-Ray Oilfield Inspection Ltd. (a Canadian based inspection company) and Manufacturas Rowi, C.A. (a Venezuelan based solids control company), and investments in Energy Environmental LLC (a U.S. Gulf Coast based oilfield waste management operator).

For the three months ended March 31, 1999, the Company used $10.8 million of cash for financing activities compared to cash generated from financing activities of $21.5 million in the same period of 1998. The main use of cash for financing activities was for the reduction of outstanding debt.

Current and long-term debt was $240.0 million at March 31, 1999, a decrease of $10.7 million from December 31, 1998. The decrease in debt was due to cash flow from operations plus the collection of accounts receivable exceeding capital spending, acquisitions, and the reduction in accounts payable and accrued liabilities. The Company's outstanding debt at March 31, 1999 consisted of $100.0 million of Notes, $88.0 million of term loans due under the Company's Senior Credit Agreement, $36.7 million due under the Company's $100.0 million revolving credit facility, and $15.3 million of other debt.

At March 31, 1999, the Company had outstanding letters of credit of $4.5 million. The available facility on the Company's $100.0 million revolving credit facility and $5 million swingline facility was $59.8 million and $4.0 million, respectively, at March 31, 1999.

Forward Looking Statements

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, risks associated with growth through acquisitions and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 under the caption "Factors Affecting Future Operating Results."

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

Cost
The Company's preliminary estimate of the total cost for Y2K compliance is approximately $750,000, of which approximately $325,000 has been incurred through March 31, 1999. The majority of these costs are being expensed as incurred and are not expected to have a material impact on the Company's results of operations or financial position.

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

The foregoing analysis contains forward-looking information. See cautionary statement regarding "Forward Looking Statements" in the Management's Discussion and Analysis section.

Quantitative & Qualitative Disclosure About Market Risk

  The Company does not believe it has a material exposure to market risk. The Company manages the exposure to interest rate changes by using a combination of fixed rate debt and interest rate swap agreements for almost all variable rate debt. At March 31, 1999, the Company had $240.0 million of outstanding debt. Fixed rate debt included $100.0 million of Senior Notes at a fixed interest rate of 7 1/2%. An additional $90.0 million of outstanding variable rate debt was effectively converted to fixed rate debt through the use of interest rate swap agreements and $40.0 million of variable rate debt was protected through the use of a collar agreement. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at March 31, 1999. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

Item 6.  Exhibits and reports on Form 8-K

          (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 16.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TUBOSCOPE INC.
                               --------------
                               (Registrant)



Date: May 14, 1999             /s/ Joseph C. Winkler
------------------             -----------------------------------------
                               Joseph C. Winkler
                               Executive Vice President, Chief Financial Officer
                               and Treasurer (Duly Authorized Officer,
                               Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

  Exhibit No.                      Description                                                                Note No.
  -----------                      -----------                                                                --------
     3.1           Amended and Restated Bylaws.                                                               (Note 2)
     3.2           Restated Certificate of Incorporation, dated March 12, 1990.                               (Note 7)
     3.3           Certificate of Amendment to Restated Certificate of Incorporation dated May 12,            (Note 8)
                   1992.
     3.4           Certificate of Amendment to Restated Certificate of Incorporation dated May 10,            (Note 10)
                   1994.
     3.5           Certificate of Amendment to Restated Certificate of Incorporation dated April 24,          (Note 17)
                   1996.
     3.6           Certificate of Amendment to Restated Certificate of Incorporation dated June 3,            (Note 18)
                   1997.
     4.1           Registration Rights Agreement dated May 13, 1988 among the Company,                        (Note 1)
                   Brentwood Associates, Hub Associates IV, L.P. and the investors listed therein.
     4.2           Purchase Agreement dated as of October 1, 1991 between the Company                         (Note 3)
                   and Baker Hughes Incorporated regarding certain registration rights.
     4.3           Exchange Agreement, dated as of January 3, 1996, among the Company                         (Note 11)
                   and Baker Hughes Incorporated.
     4.4           Registration Rights Agreement dated April 24, 1996 among the Company,                      (Note 15)
                   SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink
                   Industries Limited.
     4.5           Registration Rights Agreement dated March 7, 1997 among the Company and                    (Note 16)
                   certain stockholders of Fiber Glass Systems, Inc.
     4.6           Warrant for the Purchase of Shares of Common Stock Expiring December 31, 2000              (Note 15)
                   between the Company and SCF III, L.P. regarding 2,533,000 shares, dated
                   January 3, 1996.
     4.7           Warrant for the Purchase of Shares of Common stock expiring December 31, 2000              (Note 11)
                   between the Company and Baker Hughes Incorporated regarding 1,250,000 shares, dated January 3, 1996.
     4.8           Indenture, dated as February 25, 1998, between the Company, the Guarantors                 (Note 19)
                   named therein and The Bank of New York Trust Company of Florida as trustee, relating to $100,000,000 aggregate principal amount of 7 1/2% Senior Notes due
                   2008 Specimen Certificate of 7 1/2% Senior Notes due 2008 (the "Private Notes");
                   and Specimen Certificate at 7 1/2% Senior Notes due 2008 (the "Exchange Notes").
    10.1           Amended and Restated Secured Credit Agreement, dated as of February 9, 1998,               (Note 19)
                   between Tuboscope Inc., and Chase Bank of Texas, National Association, ABN
                   Amro Bank N.V., Houston Agency, and the other Lenders Party Thereto, and ABN
                   Amro Bank N.V., Houston Agency as Administrative Agent (includes form of Guarantee).
    10.1.1         Form of Amendment No. 1 to Amended and Restated Secured Credit Agreement                   (Note 21)
                   dated as of March 29, 1999.
    10.1.2         Form of Reaffirmation of Guarantee relating to Amended and Restated Secured
                   Credit Agreement dated as of March 29, 1999.
    10.3           Deferred Compensation Plan dated November 14, 1994; Amendment thereto dated                (Note 20)
                   May 11, 1998.
    10.4           Employee Qualified Stock Purchase Plan; and First Amendment to Employee                    (Note 6)
                   Qualified Stock Purchase Plan dated March 10, 1994.
    10.5           1996 Equity Participation Plan; Form of Non-qualified Stock Option Agreement               (Note 13)
                   for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.
    10.6           DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non Statutory Stock                   (Note 14)
                   Option Agreement.
    10.7           Amended and Restated Stock Option Plan for Key Employees of Tuboscope                      (Note 4)
                   Vetco International Corporation; Form of Revised Incentive Stock Option
                   Agreement; and Form of Revised Non-Qualified Stock Option Agreement.
    10.8           Stock Option Plan for Non-Employee Directors; Amendment to Stock Option                    (Note 5)
                   Plan for Non-Employee Directors; and Form of Stock Option Agreement.


  Exhibit No.                      Description                                                                Note No.
  -----------                      -----------                                                                --------
    10.9           Master Leasing Agreement, dated December 18, 1995 between the Company and                  (Note 11)
                   Heller Financial Leasing, Inc.
    21             Subsidiaries                                                                               (Note 21)
    27             Financial Data                                                                             Exhibit 27

  Note 1           Incorporated by reference to the Company's Registration Statement on Form S-1 (No.33-31102).
  Note 2           Incorporated by reference to the Company's Registration Statement on Form S-1 (No.33-33248).
  Note 3           Incorporated by reference to the Company's Registration Statement on Form S-1 (No.33-43525).
  Note 4           Incorporated by reference to the Company's Registration Statement on Form S-8 (No.33-72150).
  Note 5           Incorporated by reference to the Company's Registration Statement on Form S-8 (No.33-72072).
  Note 6           Incorporated by reference to the Company's Registration Statement on Form S-8 (No.33-54337).
  Note 7           Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
  Note 8           Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
  Note 9           Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
  Note 10          Incorporated by reference to the Company's Proxy Statement for the 1994 Annual Meeting of
                   Stockholders.
  Note 11          Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
  Note 12          Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year
                   Ended December 31, 1997.
  Note 13          Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05233).
  Note 14          Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05237).
  Note 15          Incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 1996.
  Note 16          Incorporated by reference to the Company's Current Report on 8-K Filed on March 19, 1997, as
                   amended by Amendment No. 1 filed on May 7, 1997.
  Note 17          Incorporated by reference to Appendix E in the Company's Registration Statement on Form S-4
                   (No. 333-01869).
  Note 18          Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of
                   Stockholders.
  Note 19          Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-51115).
  Note 20          Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
                   June 30, 1998.
  Note 21          Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.