Form 10-Q
period 1999-06-30
TUBOSCOPE INC /DE/
filed 1999-08-13
CIK 860097

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

(Mark One)

     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended       June 30, 1999
                                    -----------------------------------

                                      OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________________  to ___________________
     Commission file number             0-18312
                            ------------------------------

                                TUBOSCOPE INC.
      -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                     76-0252850
   -------------------------------                   -----------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)



    2835 Holmes Road, Houston, Texas                          77051
----------------------------------------             -----------------------
(Address of principal executive offices)                    (Zip Code)


                                (713) 799-5100
            ------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
               ------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


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


     The Registrant had 44,323,688 shares of common stock outstanding as of August 9, 1999.

                                TUBOSCOPE INC.

                                    INDEX



                                                                  Page No.
                                                                 ---------

                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Consolidated Balance Sheets -
             June 30, 1999 (unaudited) and December 31, 1998           2


         Unaudited Consolidated Statements of Operations -
             For the Three and Six Months Ended
             June 30, 1999 and 1998                                    3

         Unaudited Consolidated Statements of Cash Flows -
             For the Six Months Ended June 30, 1999 and 1998           4


         Notes to Unaudited Consolidated Financial Statements        5-10


Item 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition                  11-14


                         Part II - OTHER INFORMATION


Item 1. Legal Proceedings                                             15

Item 4. Submission of Matters to a Vote of Security Holders           15

Item 6. Exhibits and Reports on Form 8-K                              16

Signature Page                                                        17

Exhibit Index                                                       18-19

Appendix A - Financial Data Schedule                                  20

                        PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

                                TUBOSCOPE INC.

                         CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,              December 31,
                                                                                      1999                    1998
                                                                                ----------------        ----------------
                              A S S E T S                                                    (In thousands)
                              -----------
Current assets:
  Cash and cash equivalents.............................................                $  7,465                $  8,735
  Accounts receivable, net..............................................                 109,201                 123,480
  Inventory, net........................................................                  82,954                  86,776
  Prepaid expenses and other............................................                  11,921                  11,477
                                                                                ----------------        ----------------
    Total current assets................................................                 211,541                 230,468
                                                                                ----------------        ----------------
Property and equipment:
  Land, buildings and leasehold improvements............................                  89,392                  90,041
  Operating equipment and equipment leased to customers.................                 256,432                 248,554
  Accumulated depreciation and amortization.............................                (105,259)                (96,769)
                                                                                ----------------        ----------------
    Net property and equipment..........................................                 240,565                 241,826
Identified intangibles, net.............................................                  22,232                  22,916
Goodwill, net...........................................................                 213,759                 213,816
Other assets, net.......................................................                   3,781                   3,146
                                                                                ----------------        ----------------
     Total assets.......................................................                $691,878                $712,172
                                                                                ================        ================
               L I A B I L I T I E S  A N D  E Q U I T Y
               -----------------------------------------
Current liabilities:
  Accounts payable......................................................                $ 33,099                $ 29,914
  Accrued liabilities...................................................                  46,139                  50,719
  Income taxes payable..................................................                   2,555                   4,430
  Current portion of long-term debt and short-term borrowings...........                  32,940                  31,306
                                                                                ----------------        ----------------
    Total current liabilities...........................................                 114,733                 116,369
Long-term debt..........................................................                 206,762                 219,438
Pension liabilities.....................................................                   9,851                   9,688
Deferred taxes payable..................................................                  23,983                  26,270
Other liabilities.......................................................                   1,770                   1,333
                                                                                ----------------        ----------------
    Total liabilities...................................................                 357,099                 373,098
                                                                                ----------------        ----------------
Common stockholders' equity:
  Common stock, $.01 par value, 60,000,000 shares authorized,
   45,722,339 shares issued and 44,297,639 shares outstanding
   (45,516,010 shares issued and 44,091,310 outstanding at
   December 31, 1998)...................................................                     457                     455
  Paid in capital.......................................................                 310,934                 309,691
  Retained earnings.....................................................                  50,930                  52,100
  Accumulated other comprehensive income................................                 (12,212)                 (7,842)
  Less: treasury stock at cost (1,424,700 shares).......................                 (15,330)                (15,330)
                                                                                ----------------        ----------------
    Total common stockholders' equity...................................                 334,779                 339,074
                                                                                ----------------        ----------------
    Total liabilities and equity........................................                $691,878                $712,172
                                                                                ================        ================



           See notes to unaudited consolidated financial statements.

                                TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                           Three  Months Ended             Six Months Ended
                                                                June 30,                        June 30,
                                                          1999           1998            1999            1998
                                                      -----------     -----------     -----------     -----------
                                                             (in thousands, except share and per share data)
Revenue.............................................     $92,711        $153,522        $187,923        $303,703

Costs and expenses:

   Costs of services and products sold..............      73,350         106,151         147,454         209,342

   Goodwill amortization............................       1,834           1,629           3,618           3,134

   Selling, general and administration..............      11,516          14,162          23,854          28,246

   Research and engineering costs...................       2,776           3,173           5,722           6,586
                                                      -----------     -----------     -----------     -----------
                                                          89,476         125,115         180,648         247,308

Operating profit....................................       3,235          28,407           7,275          56,395

Other expense (income):

   Interest expense.................................       4,570           4,616           9,062           8,969

   Interest income..................................         (89)           (195)           (174)           (284)

   Foreign exchange.................................        (384)            169          (1,434)            317

   Other, net.......................................         490              (2)            664             801
                                                      -----------     -----------     -----------     -----------
Income (loss)  before income taxes..................      (1,352)         23,819            (843)         46,592

Provision for income taxes..........................         123           8,932             327          17,472
                                                      -----------     -----------     -----------     -----------

Net income (loss)...................................     $(1,475)        $14,887         $(1,170)        $29,120
                                                      ===========     ===========     ===========     ===========

Earnings (loss) per common share:
   Basic earnings (loss) per common share...........      $(0.03)          $0.33          $(0.03)          $0.65
                                                      ===========     ===========     ===========     ===========
   Dilutive earnings (loss)  per common share.......      $(0.03)          $0.31          $(0.03)          $0.61
                                                      ===========     ===========     ===========     ===========

Weighted average number of common shares
 outstanding:
   Basic............................................  44,271,667      45,153,058      44,200,714      44,732,628
                                                      ===========     ===========     ===========     ===========
   Dilutive.........................................  44,271,667      48,404,246      44,200,714      48,132,733
                                                      ===========     ===========     ===========     ===========



           See notes to unaudited consolidated financial statements.

                                TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Six  Months Ended
                                                                                                        June 30,
                                                                                                   1999           1998
                                                                                               -----------     -----------
                                                                                                      (in thousands)
Cash flows from operating activities:
  Net income (loss).......................................................................        $(1,170)       $ 29,120
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.........................................................         17,106          14,911
    Compensation related to employee 401(K) plan..........................................            213             432
    Provision for losses on accounts receivable...........................................            632             292
    Provision for inventory reserve.......................................................             50              48
    Provision (benefit) for deferred income taxes.........................................         (2,217)            713
    Changes in assets and liabilities, net of effects of acquired companies:
        Accounts receivable...............................................................         14,046          (3,844)
        Inventory.........................................................................          3,772         (16,383)
        Prepaid expenses and other assets.................................................           (526)          2,551
        Accounts payable, accrued liabilities, and pension liabilities....................         (3,117)        (17,970)
        Federal and foreign income taxes payable..........................................         (1,864)         (4,998)
                                                                                               -----------     -----------
    Net cash provided by operating activities.............................................         26,925           4,872
                                                                                               -----------     -----------
Cash flows used for investing activities:
  Capital expenditures....................................................................         (5,863)        (20,759)
  Business acquisitions, net of cash acquired.............................................         (8,974)        (23,691)
  Other...................................................................................         (1,775)         (1,570)
                                                                                               -----------     -----------
    Net cash used for investing activities................................................        (16,612)        (46,020)
                                                                                               -----------     -----------
Cash flows provided by (used for) financing activities:
  Borrowings under financing agreements...................................................         20,390         153,235
  Principal payments under financing agreements...........................................        (32,145)       (115,935)
  Proceeds from sale of common stock, net.................................................          1,034             375
  Financing costs.........................................................................           (862)             --
                                                                                               -----------     -----------
    Net cash provided by (used for) financing activities..................................        (11,583)         37,675
                                                                                               -----------     -----------
Net decrease in cash and cash equivalents.................................................         (1,270)         (3,473)
Cash and cash equivalents:
  Beginning of period.....................................................................          8,735          12,593
                                                                                               -----------     -----------
  End of period...........................................................................         $7,465          $9,120
                                                                                               ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the six month period for:
    Interest..............................................................................        $10,769          $7,108
                                                                                               ===========     ===========
    Taxes.................................................................................         $3,873         $19,903
                                                                                               ===========     ===========



           See notes to unaudited consolidated financial statements.

                                TUBOSCOPE INC.
             Notes to Unaudited Consolidated Financial Statements
                For the Six Months Ended June 30, 1999 and 1998
                          and as of December 31, 1998


1. Organization and Basis of Presentation of Interim Consolidated Financial Statements

  The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

  The financial statements included in this report should be read in conjunction with the Company's 1998 audited consolidated financial statements and accompanying notes included in the Company's 1998 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.


2. Inventory

  At June 30, 1999 inventories consisted of the following (in thousands):

  Components, subassemblies, and expendable parts......       $51,103
  Equipment under production...........................        31,851
                                                           -----------
                                                              $82,954
                                                           ===========


3. Senior Credit Agreement and Dividend Restrictions

  The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock unless the total funded debt to capital ratio (as defined in the Senior Credit Agreement) is less than or equal to 40%. The Company's total funded debt to capital ratio (calculated as defined under the Senior Credit Agreement) was 41.8% at June 30, 1999. In March 1999, the Senior Credit Agreement was amended to provide for increased flexibility by increasing the maximum debt to equity ratio and decreasing the minimum interest coverage ratio.


4. Comprehensive Income (Loss)

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which established new rules for the reporting and display of comprehensive income. Comprehensive income is defined by SFAS No. 130 as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company. Comprehensive income for the three and six months ended June 30, 1999 and 1998 was as follows:

                                                              Three Months                     Six  Months
                                                             Ended June 30,                  Ended June 30,
                                                        -------------------------     -------------------------
                                                           1999           1998           1999            1998
                                                        ----------     ----------     ----------     ----------
                                                             (in thousands)                 (in thousands)
   Comprehensive income (loss):
    Net income (loss).............................        $(1,475)       $14,887        $(1,170)       $29,120
    Cumulative translation adjustment.............         (1,583)        (1,701)        (4,369)        (2,595)
                                                        ----------     ----------     ----------     ----------
    Total comprehensive income (loss).............        $(3,058)       $13,186        $(5,539)       $26,525
                                                        ==========     ==========     ==========     ==========

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

                                                                   Solids        Coiled    Pipeline &
                                                                   Control      Tubing &     Other
                                                      Tubular     Products &    Wireline   Industrial
                                                     Services     Services      Products    Services       Other       Total
                                                  ------------------------------------------------------------------------------
  Six Months Ended June 30, 1999
  Revenue.......................................      $76,084      $55,469      $37,952      $18,418     $     --      $187,923
  Operating Profit..............................        9,689        3,996        4,510          568      (11,488)        7,275

  Six Months Ended June 30, 1998
  Revenue.......................................     $123,659      $93,249      $58,289      $28,506     $     --      $303,703
  Operating Profit..............................       33,421       19,243       10,627        4,806      (11,702)       56,395


6. Merger with Newpark Resources, Inc.

  In June 1999, the Company agreed to a merger with Newpark Resources, Inc. (Newpark), a leading provider of integrated drilling fluids management, environmental and oilfield services to the natural gas exploration and production industry. If the merger is completed, 0.65 shares of the Company's common stock will be exchanged for each share of Newpark common stock. The shares of the Company's common stock to be issued to Newpark common and preferred stockholders is expected to represent approximately 50.8% of the outstanding stock of the Company after the merger. The proposed merger is subject to stockholder and regulatory approval and is expected to be accounted for as a purchase.

7. $100.0 Million Senior Notes and Condensed Consolidating Financial Information

  On February 25, 1998, the Company issued $100.0 million of 7.5% Senior Notes due 2008 ("Notes"). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The remaining net proceeds have been used to finance acquisitions, working capital and general corporate purposes. The following condensed consolidating balance sheet as of June 30, 1999 and related condensed consolidating statements of operations and cash flows for the six months ended June 30, 1999 should be read in conjunction with the notes to these consolidated financial statements.

                                TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)

7. Condensed Consolidating Financial Information (cont'd)
   Balance Sheet

                                                                       June 30, 1999

                                                                          Non-
                                          Tuboscope       Guarantor    Guarantor
                                             Inc        Subsidiaries  Subsidiaries    Eliminations     Consolidated
                                         -----------    ------------  ------------   --------------    ------------
         ASSETS
         ------
Current assets:
  Cash and cash equivalents.........       $     --       $    483      $  6,982       $        --       $  7,465
  Accounts receivable, net..........        190,628         43,798       256,773          (381,998)       109,201
  Inventory, net....................             --         48,006        34,948                --         82,954
  Prepaid expenses and other........          1,782          8,008         2,131                --         11,921
                                         -----------    -----------   -----------    --------------    -----------
     Total current assets...........        192,410        100,295       300,834          (381,998)       211,541

Investment in subsidiaries..........        370,933        285,252            --          (656,185)            --
Property and equipment, net.........             --        159,480        81,085                --        240,565
Identified intangibles, net.........             --         22,232            --                --         22,232
Goodwill, net.......................             --        104,967       108,792                --        213,759
Other assets, net...................             --            836         2,945                --          3,781
                                         -----------    -----------   -----------    --------------    -----------
     Total assets...................       $563,343       $673,062      $493,656       $(1,038,183)      $691,878
                                         ===========    ===========   ===========    ==============    ===========

       LIABILITIES AND EQUITY
       ----------------------
Current liabilities:
  Accounts payable..................       $     --       $242,897      $172,200         $(381,998)       $33,099
  Accrued liabilities...............          4,477         21,037        20,625                --         46,139
  Income taxes payable..............             --          1,499         1,056                --          2,555
  Current portion of long-term
     debt...........................         26,000          4,191         2,749                --         32,940
                                         -----------    -----------   -----------    --------------    -----------
     Total current liabilities......         30,477        269,624       196,630          (381,998)       114,733

Long term debt......................        198,087          7,579         1,096                --        206,762
Pension liabilities.................             --             --         9,851                --          9,851
Deferred taxes payable..............             --         11,739        12,244                --         23,983
Other liabilities...................             --             --         1,770                --          1,770
                                         -----------    -----------   -----------    --------------    -----------
     Total liabilities..............        228,564        288,942       221,591          (381,998)       357,099

Common stockholders' equity:
  Common stock......................            457             --            --                --            457
  Paid in capital...................        310,934        304,196       187,917          (492,113)       310,934
  Retained earnings.................         50,930         79,924        96,360          (176,284)        50,930
  Cumulative translation
    adjustment......................        (12,212)            --       (12,212)           12,212        (12,212)
  Treasury Stock....................        (15,330)            --            --                --        (15,330)
                                         -----------    -----------   -----------    --------------    -----------
     Total common stockholders'
       equity.......................        334,779        384,120       272,065          (656,185)       334,779
                                         -----------    -----------   -----------    --------------    -----------
     Total liabilities and equity...       $563,343       $673,062      $493,656       $(1,038,183)      $691,878
                                         ===========    ===========   ===========    ==============    ===========

                                TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)

7. Condensed Consolidating Financial Information (cont'd)
   Statement of Operations


                                                    Six Months Ended June 30, 1999

                                                                          Non-
                                          Tuboscope       Guarantor    Guarantor
                                             Inc        Subsidiaries  Subsidiaries    Eliminations     Consolidated
                                         -----------    ------------  ------------   --------------    ------------
Revenue.............................       $     --        $91,801      $113,707          $(17,585)      $187,923
Operating costs.....................             --         96,690        94,752           (10,794)       180,648
                                         -----------    -----------   -----------    --------------    -----------
Operating profit (loss).............             --         (4,889)       18,955            (6,791)         7,275
Other expense (income)..............             --         (2,073)        7,920            (6,791)          (944)
Interest expense....................          8,289            409           364                --          9,062
                                         -----------    -----------   -----------    --------------    -----------
Income (loss) before taxes..........         (8,289)        (3,225)       10,671                --           (843)
Provision for taxes.................             --           (934)        1,261                --            327
Equity in net income of
 subsidiaries.......................          7,119          9,410            --           (16,529)            --
                                         -----------    -----------   -----------    --------------    -----------
Net income (loss)...................        $(1,170)        $7,119        $9,410          $(16,529)       $(1,170)
                                         ===========    ===========   ============   ==============    ===========

                                TUBOSCOPE INC,
              Notes to Consolidated Financial Statements (cont'd)

7. Condensed Consolidating Financial Information(cont'd)
   Statement of Cash Flows


                                                                 Six Months Ended June 30, 1999

                                                                          Non-
                                          Tuboscope       Guarantor    Guarantor
                                             Inc        Subsidiaries  Subsidiaries    Eliminations     Consolidated
                                         -----------    ------------  ------------   --------------    ------------
Net cash provided by operating
 activities.............................     $8,114        $16,916        $1,895          $     --        $26,925
Net cash used for investing activities:
 Capital expenditures...................         --         (3,351)       (2,512)               --         (5,863)
 Business acquisitions..................         --         (8,974)           --                --         (8,974)
 Other..................................         --             --        (1,775)               --         (1,775)
                                         -----------    -----------   -----------    --------------    -----------
  Net cash used for investing
    activities..........................         --        (12,325)       (4,287)               --        (16,612)
Cash flows provided by (used for)
 financing activities:
 Net payments under financing
  agreements............................     (9,148)        (2,149)         (458)               --        (11,755)
 Net proceeds from sale of common stock.      1,034             --            --                --          1,034
 Financing costs........................         --           (862)           --                --           (862)
                                         -----------    -----------   -----------    --------------    -----------
   Net cash used for financing
    activities..........................     (8,114)        (3,011)         (458)               --        (11,583)
                                         -----------    -----------   -----------    --------------    -----------
Net increase (decrease) in cash and cash
 equivalents............................         --          1,580        (2,850)               --         (1,270)
Cash and cash equivalents:
 Beginning of period....................         --         (1,097)        9,832                --          8,735
                                         -----------    -----------   -----------    --------------    -----------
 End of period..........................     $   --           $483        $6,982          $     --         $7,465
                                         ===========    ===========   ===========    ==============    ===========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General Operating Environment Overview:

The Company's financial results for the second quarter of 1999 continued to be adversely affected by the depressed oil and gas industry as indicated by the following factors:

 . Worldwide rig activity declined 33% and 34% in the second quarter and first half of 1999, respectively, compared to the same periods of 1998. The worldwide rig activity in the second quarter of 1999 was at 1,224 rigs, down from 1,462 rigs (16% decline) in the first quarter of 1999. This represented the sixth consecutive quarter that the worldwide rig activity has declined. Worldwide rig activity was at 2,262 rigs in the fourth quarter of 1997.

 . The decline in worldwide rig activity was especially steep in North America, where both U.S. (down 40%) and Canada (down 41%) rig activity declined significantly in the second quarter of 1999 compared to the second quarter of
  1998.   The decline in rig activity continued during the first half of 1999 as the U.S. rig activity dropped to only 523 rigs (down 5%) in the second quarter of 1999 compared to 552 rigs in the first quarter of 1999 while Canada rig activity declined to 104 rigs (down 64%) in the second quarter of 1999 compared to 290 rigs in the first quarter of 1999.

 . The decline in North America and worldwide rig activity was precipitated by a decline in worldwide oil and gas prices. The price of West Texas Intermediate Oil, which was at $20.03 per barrel in the fourth quarter of 1997, declined throughout 1998 and into the first quarter of 1999 ($12.97 per barrel average).

West Texas Intermediate Oil prices began to recover in the second quarter of 1999 ($17.64 per barrel average). This recent recovery in oil prices is primarily the result of an agreement between certain major oil producers to limit worldwide oil production. There can be no assurances that these producers will comply with the self-imposed limitations on oil production, and that the improvement in oil prices will stabilize or continue. The recent improvement in West Texas Intermediate Crude Oil prices did not have a significant impact on financial results for the second quarter of 1999. However, through July 1999 rig activity in North America was up 28% from the second quarter average, indicating that recent improvement in oil prices is beginning to have a positive
impact on rig activity.   The Company does not expect this recent improvement in
rig activity will have a significant impact on its third quarter 1999 financial results.

Results of Operations


Three and Six Months Ended June 30, 1999 and 1998
-------------------------------------------------

Revenue. Revenue was $92.7 million and $187.9 million for the second quarter and first half of 1999, respectively, representing decreases of $60.8 million (40%) and $115.8 million (38%), respectively, from the same periods of 1998. The second quarter and first half 1999 results were adversely impacted by the decline in the oil and gas industry as indicated by the low worldwide rig activity discussed above. The drop in second quarter and first half 1999 rig activity was especially heavy in some of the Company's strongest markets, including the U.S. (40% and 41%), Canada (41% and 38%), and Latin America (29% and 32%).

Revenue from the Company's Tubular Services, comprised of Inspection, Coating, and Mill Systems and Sales was $37.7 million and $76.1 million for the three and six months ending June 30, 1999, respectively. These results represented decreases of $24.6 million (39%) and $47.6 million (38%), respectively, compared
to the prior year periods.   The majority of the decline was related to lower
revenue in North America operations due to the significant decline in U.S. and Canada rig activity. Tubular Services operations were also adversely impacted by weak market conditions in Europe, Latin America and the Far East.

Solids Control revenue was $26.9 million and $55.5 million for the second quarter and first half of 1999, respectively, representing decreases of $17.7 million (40%) and $37.8 million (41%), respectively, compared to the same periods of 1998. Lower drilling activity, pricing erosion, and lower levels of capital equipment sales caused the decline, which affected operations worldwide especially in North America, Latin America, and Europe.

Coiled Tubing & Wireline Products revenue was $18.4 million and $38.0 million for the three and six months ending June 30, 1999, respectively. These results represented decreases of $11.9 million (39%) and $20.3 million (35%), respectively, compared to the same periods of 1998. The decrease was due to the decline in spending by the Company's customers on new coiled tubing and wireline units in response to the depressed oilfield market. The decline in Coiled Tubing & Wireline Products revenue was partially offset by the acquisition of Eastern Oil Tools, Pte. Ltd. in June 1998 and Weston Oilfield Engineering Limited in December 1998. As of June 30, 1999, the Company's backlog of Coiled Tubing & Wireline Products was $27.9 million, a decline of 29% from $39.1 million at December 31, 1998.

Pipeline & Other Industrial Services revenue was $9.7 million and $18.4 million for the three and six months ended June 30, 1999, respectively. These results represented decreases of $6.5 million (40%) and $10.1 million (35%), respectively, compared to the same periods of 1998. These decreases were due to lower industrial inspection revenue in Saudi Arabia and lower Pipeline inspection revenue in Latin America.

Gross Profit. Gross profit was $17.5 million (19% of revenue) and $36.9 million (20% of revenue) for the second quarter and first half of 1999, respectively, compared to $45.7 million (30% of revenue) and $91.2 million (30% of revenue), respectively, for the same periods of 1998. The decline in the 1999 gross profit dollars and percentages was due to the lower revenue discussed above.

Selling, General, and Administrative Costs. Selling, general and administrative costs were $11.5 million and $23.9 million in the second quarter and first half of 1999, respectively, representing decreases of $2.6 million (19%) and $4.4 million (16%), respectively, from the same periods of 1998. Selling, general and administrative costs were down 7% in the second quarter of 1999 compared to the first quarter of 1999. Lower selling, general, and administrative costs were due to cost controls and reductions, which were implemented in 1998 and continued in 1999 in response to market conditions.

Research and Engineering Costs. Research and engineering costs were $2.8 million and $5.7 million for the three and six months ended June 30, 1999, respectively, compared to $3.2 million and $6.6 million in the second quarter and first half of 1998, respectively. The decline was due to the completion of certain engineering projects in 1998 and cost control measures implemented in 1998 and continued in 1999.

Operating Profit. Operating profit was $3.2 million and $7.3 million in the second quarter and first half of 1999, respectively, compared to operating profit of $28.4 million and $56.4 million, respectively, in the same periods of 1998. The decrease in operating profit in 1999 was due to the factors discussed above.

Interest Expense. Interest expense was $4.6 million and $9.1 million in the three and six months ended June 30, 1999, respectively, even with the $4.6 million and $9.0 million recorded in the same periods of 1998.

Other Expense (Income). Other expense (income), which includes interest income, foreign exchange, minority interest, and other expense (income), resulted in other expense of $17,000 in the second quarter of 1999 and other income of $0.9 million the first half of 1999. The second quarter of 1998 other income was
$28,000 and the first half of 1998 other expense was $0.8 million.   The second
quarter and first half of 1999 both benefited from foreign exchange gains as a result of a stronger U.S. dollar and related U.S. dollar receivables on the books of foreign subsidiaries. The second quarter 1999 results also included a $2.0 million insurance refund gain related to former Italian operations and $2.4 million of non-recurring charges in Venezuela.

Provision for Income Taxes. The Company recorded a tax provision of $123,000 and $327,000 in the second quarter and first six months of 1999, respectively, on pre-tax losses of $1.4 million and $0.8 million for the same periods, respectively. These tax provisions are higher than expected based on a domestic tax rate of 35% due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net Income (Loss) . Net income (loss) for the second quarter and first half of 1999 was a net loss of $1.5 million and $1.2 million, respectively, compared to second quarter and first half of 1998 net income of $14.9 million and $29.1 million, respectively. The decline in the 1999 periods was due to the factors discussed above.

Financial Condition and Liquidity

June 30, 1999
-------------

For the six months ended June 30, 1999, cash provided by operating activities was $26.9 million compared to cash provided by operating activities of $4.9 million for the six months ended June 30, 1998. Cash was provided by operations through a net loss of $1.2 million plus non-cash charges of $18.0 million, a decrease in accounts receivable of $14.0 million, and a decrease in inventory of $3.8 million. These items were offset to some extent during the first six months of 1999 by a reduction in accounts payable and accrued liabilities of $3.1 million, and a reduction in current taxes payable of $1.9 million. The decrease in accounts receivable was due to a 25% reduction in revenue in the second quarter of 1999 compared to the fourth quarter of 1998. Inventory declined by $3.8 million due to lower activity and concentrated efforts to reduce inventory levels. Accounts payable and accrued liabilities were down due to lower activity and 1999 severance payments.

For the six months ended June 30, 1999, the Company used $16.6 million of cash for investing activities compared to $46.0 million for the same period of 1998. Capital expenditures of $5.9 million for the first six months of 1999 were primarily related to the Company's new thermal drill-cuttings desorption unit in Colombia and additional "high-resolution" Pipeline inspection tools. Business acquisitions of $9.0 million were related to the acquisition of Geo-Ray Oilfield Inspection Ltd. (a Canadian based inspection company), Manufacturas Rowi, C.A. (a Venezuelan based solids control company), Energy Environmental LLC (a U.S. Gulf Coast-based oilfield waste management operator), and the assets of a Norwegian inspection operation.

For the six months ended June 30, 1999, the Company used $11.6 million of cash for financing activities compared to cash generated from financing activities of $37.7 million in the same period of 1998. The main use of cash for financing activities was for the reduction of outstanding debt.

Current and long-term debt was $239.7 million at June 30, 1999, a decrease of $11.0 million from the $250.7 million outstanding at December 31, 1998. The decrease in debt was due to cash flow from operations plus the collection of accounts receivable exceeding capital spending, acquisitions, and the reduction in accounts payable and accrued liabilities. The Company's outstanding debt at June 30, 1999 consisted of $100.0 million of Notes, $82.1 million of term loans due under the Company's Senior Credit Agreement, $43.2 million due under the Company's $100.0 million revolving credit facility, and $14.4 million of other debt.

At June 30, 1999, the Company had outstanding letters of credit of $6.3 million. The available facility on the Company's $100.0 million revolving credit facility and $5 million swingline facility was $52.1 million and $3.4 million, respectively, at June 30, 1999.

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

Cost
The Company's estimate of the total cost for Y2K compliance is approximately $750,000, of which approximately $360,000 has been incurred through June 30, 1999. The majority of these costs are being expensed as incurred and are not expected to have a material impact on the Company's results of operations or financial position.

Risks
The Company believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K problems are not identified or corrected in a timely manner, there can be no assurance that the Y2K issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, suppliers, or other parties. In addition, there can be no assurance that outside third parties, including customers, suppliers, utility and governmental entities, will be in compliance with all Y2K issues. The Company believes that the most likely worst case Y2K scenario, if one were to occur, would be the inability of third party suppliers such as utility providers, telecommunication companies, and other critical suppliers to continue providing their products and services. The failure of these third party suppliers to provide on going services could have a material adverse impact on the Company's results of operations.

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

Quantitative & Qualitative Disclosure About Market Risk

  The Company does not believe it has a material exposure to market risk. The Company manages its exposure to interest rate changes by using a combination of fixed rate debt and interest rate swap agreements for almost all variable rate debt. At June 30, 1999, the Company had $239.7 million of outstanding debt. Fixed rate debt included $100.0 million of Senior Notes at a fixed interest rate of 7 1/2%. An additional $90.0 million of outstanding variable rate debt was effectively converted to fixed rate debt through the use of interest rate swap agreements and $40.0 million of variable rate debt was protected through the use of a collar agreement. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at June 30, 1999. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

Item 1.  Legal Proceedings

  On or about August 3, 1999, a stockholder of Newpark Resources, Inc., Jason Golz, filed a purported class action complaint in United States District Court, Eastern District of Louisiana, against Newpark Resources, Inc. ("Newpark"); the Board of Directors of Newpark; Tuboscope; SCF-IV, L.P., a limited partnership the general partner of which is SCF Partners, L.P.; and L.E. Simmons, a principal of SCF Partners, L.P. Mr. Simmons is the Chairman of Tuboscope. The complaint alleges, among other things, that Tuboscope breached its purported fiduciary duties as a major stockholder to the Newpark public stockholders by negotiating an unfair and inadequate price to be paid to Newpark stockholders, encouraging the Newpark Board of Directors to recommend the proposed merger and improperly placing undue pressure on Newpark and its public stockholders to approve the merger. The complaint seeks an injunction against the proposed merger of Newpark and Tuboscope, compensatory damages and/or recissory damages. Tuboscope does not currently own any shares of Newpark stock. However, SCF-IV, L.P. owns 150,000 shares of Newpark's Series A Cumulative Perpetual Preferred Stock and holds a warrant to purchase 2,400,000 shares of Newpark common stock (approximately 3% of the outstanding shares of Newpark common stock).

  Tuboscope believes that this complaint is without merit and will aggressively defend against the suit.

Item  4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held May 13, 1999 for the following purposes:

1.  Proposal One:  The election of the members of the Tuboscope Board of
    ------------
Directors.


      Name                         For             Against
      ----                         ---             -------
      Jerome R. Baier              36,731,613         145,327
      John F. Lauletta             36,731,613         145,327
      Eric L. Mattson              36,731,568         145,372
      L.E. Simmons                 36,730,813         146,127
      Jeffrey A. Smisek            36,730,813         146,127
      Douglas E. Swanson           36,731,013         145,927


2.  Proposal Two:  Approval of an amendment to the Company's 1999 Equity
    ------------
Participation Plan which (i) increases the number of shares of the Company's Common Stock available for issuance thereunder and (ii) increases the maximum annual award limit for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.


           For                 Against              Abstain
           ---                 -------              -------
           28,366,329          2,850,934            40,518



3.  Proposal Three:  The ratification of the selection of Ernst & Young LLP as
    --------------
the Company's independent auditors.


           For                 Against              Abstain
           ---                 -------              -------
           36,855,435          8,145                13,360


Item 6.  Exhibits and reports on Form 8-K

     (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 18.

     (b) A Report on Form 8-K was filed on June 29, 1999 regarding the proposed merger of Tuboscope Inc. and Newpark Resources, Inc.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TUBOSCOPE INC.
                             --------------
                                    (Registrant)


Date:   August 13, 1999      /s/ Joseph C. Winkler
-------------------------    -----------------------------------------
                             Joseph C. Winkler
                             Executive Vice President, Chief Financial Officer
                             and Treasurer (Duly Authorized Officer,
                             Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.                                       Description                                             Note No.
-----------                                       -----------                                             --------
    2.1         Agreement and Plan of Merger dated as of June 24, 1999 between the Company               (Note 22)
                and Newpark Resources, Inc.
    2.2         Agreement dated as of June 24, 1999 among the Company, Newpark Resources, Inc.           (Note 22)
                and SCF-IV, L.P.
    3.1         Amended and Restated Bylaws.                                                              (Note 2)
    3.2         Restated Certificate of Incorporation, dated March 12, 1990.                              (Note 7)
    3.3         Certificate of Amendment to Restated Certificate of Incorporation dated May 12,           (Note 8)
                1992.
    3.4         Certificate of Amendment to Restated Certificate of Incorporation dated May 10,          (Note 10)
                1994.
    3.5         Certificate of Amendment to Restated Certificate of Incorporation dated April 24,        (Note 17)
                1996.
    3.6         Certificate of Amendment to Restated Certificate of Incorporation dated June 3,          (Note 18)
                1997.
    4.1         Registration Rights Agreement dated May 13, 1988 among the Company,                       (Note 1)
                Brentwood Associates, Hub Associates IV, L.P. and the investors listed therein.
    4.2         Purchase Agreement dated as of October 1, 1991 between the Company                        (Note 3)
                and Baker Hughes Incorporated regarding certain registration rights.
    4.3         Exchange Agreement, dated as of January 3, 1996, among the Company                       (Note 11)
                and Baker Hughes Incorporated.
    4.4         Registration Rights Agreement dated April 24, 1996 among the Company,                    (Note 15)
                SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink
                Industries Limited.
    4.5         Registration Rights Agreement dated March 7, 1997 among the Company and                  (Note 16)
                certain stockholders of Fiber Glass Systems, Inc.
    4.6         Warrant for the Purchase of Shares of Common Stock Expiring December 31, 2000            (Note 15)
                between the Company and SCF III, L.P. regarding 2,533,000 shares, dated January 3, 1996.
    4.7         Warrant for the Purchase of Shares of Common stock expiring December 31, 2000            (Note 11)
                between the Company and Baker Hughes Incorporated regarding 1,250,000 shares, dated January 3, 1996.
    4.8         Indenture, dated as February 25, 1998, between the Company, the Guarantors               (Note 19)
                named therein and The Bank of New York Trust Company of Florida as trustee, relating to $100,000,000 aggregate principal amount of 7 1/2% Senior Notes due
                2008 Specimen Certificate of 7 1/2% Senior Notes due 2008 (the "Private Notes");
                and Specimen Certificate at 7 1/2% Senior Notes due 2008 (the "Exchange Notes").
   10.1         Amended and Restated Secured Credit Agreement, dated as of February 9, 1998,             (Note 19)
                between Tuboscope Inc., and Chase Bank of Texas, National Association, ABN
                Amro Bank N.V., Houston Agency, and the other Lenders Party Thereto, and ABN
                Amro Bank N.V., Houston Agency as Administrative Agent (includes form of
                Guarantee).
  10.1.1        Form of Amendment No. 1 to Amended and Restated Secured Credit Agreement                 (Note 21)
                dated as of March 29, 1999.
  10.1.2        Form of Reaffirmation of Guarantee relating to Amended and Restated Secured              (Note 21)
                Credit Agreement dated as of March 29, 1999.
   10.3         Deferred Compensation Plan dated November 14, 1994; Amendment thereto dated              (Note 20)
                May 11, 1998.
   10.4         Employee Qualified Stock Purchase Plan; and First Amendment to Employee                   (Note 6)
                Qualified Stock Purchase Plan dated March 10, 1994.
   10.5         1996 Equity Participation Plan; Form of Non-qualified Stock Option Agreement             (Note 13)
                for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.
   10.6         DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non Statutory Stock                 (Note 14)
                Option Agreement.



Exhibit No.                                       Description                                             Note No.
-----------                                       -----------                                             --------
     10.7       Amended and Restated Stock Option Plan for Key Employees of Tuboscope                     (Note 4)
                Vetco International Corporation; Form of Revised Incentive Stock Option
                Agreement; and Form of Revised Non-Qualified Stock Option Agreement.
     10.8       Stock Option Plan for Non-Employee Directors; Amendment to Stock Option                   (Note 5)
                Plan for Non-Employee Directors; and Form of Stock Option Agreement.
     10.9       Master Leasing Agreement, dated December 18, 1995 between the Company and                 (Note 11)
                Heller Financial Leasing, Inc.
      21        Subsidiaries                                                                              (Note 21)
      27        Financial Data
     99.1       Complaint in Jason Golz V. James D. Cole, William Thomas Ballantine, Dibo
                Attar, William W. Goodson, David P. Hunt, Dr. Alan Kaufman, James H. Stone,
                L.E. Simmons, Newpark Resources, Inc., Tuboscope Inc. and SCF-IV, L.P.
                filed in United States District Court, Eastern District of Louisiana on or
                about August 3, 1999.
    Note 1      Incorporated by reference to the Company's Registration Statement on Form S-1 (No.33-31102).
    Note 2      Incorporated by reference to the Company's Registration Statement on Form S-1 (No.33-33248).
    Note 3      Incorporated by reference to the Company's Registration Statement on Form S-1 (No.33-43525).
    Note 4      Incorporated by reference to the Company's Registration Statement on Form S-8 (No.33-72150).
    Note 5      Incorporated by reference to the Company's Registration Statement on Form S-8 (No.33-72072).
    Note 6      Incorporated by reference to the Company's Registration Statement on Form S-8 (No.33-54337).
    Note 7      Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
    Note 8      Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
    Note 9      Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
    Note 10     Incorporated by reference to the Company's Proxy Statement for the 1994 Annual Meeting of
                Stockholders.
    Note 11     Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
    Note 12     Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year
                Ended December 31, 1997.
    Note 13     Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05233).
    Note 14     Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05237).
    Note 15     Incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 1996.
    Note 16     Incorporated by reference to the Company's Current Report on 8-K Filed on March 19, 1997, as
                amended by Amendment No. 1 filed on May 7, 1997.
    Note 17     Incorporated by reference to Appendix E in the Company's Registration Statement on Form S-4
                (No. 333-01869).
    Note 18     Incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of
                Stockholders.
    Note 19     Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-51115).
    Note 20     Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
                June 30, 1998.
    Note 21     Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
    Note 22     Incorporated by reference to the Company's Current Report on Form 8-K filed on June 29, 1999.