Form 10-Q
period 1999-09-30
TUBOSCOPE INC /DE/
filed 1999-11-15
CIK 860097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q
(Mark One)
     [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        September 30, 1999
                              -------------------------------------------------

                                      OR
     [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________
     Commission file number              0-18312
                            ---------------------------

                                TUBOSCOPE INC.
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                          76-0252850
--------------------------------                      --------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

     2835 Holmes Road, Houston, Texas                             77051
-------------------------------------------           --------------------------
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

                        YES   X        NO_____
                            -----

     The Registrant had 44,336,120 shares of common stock outstanding as of November 5, 1999.

                                TUBOSCOPE INC.

                                     INDEX


                                                                                    Page No.
                                                                                    --------
                        Part I - FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Consolidated Balance Sheets -
               September 30, 1999 (unaudited) and December 31, 1998                      2

          Unaudited Consolidated Statements of Operations -
               For the Three and Nine Months Ended September 30, 1999 and 1998           3

          Unaudited Consolidated Statements of Cash Flows -
               For the Nine Months Ended September 30, 1999 and 1998                     4

          Notes to Unaudited Consolidated Financial Statements                          5-10

Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition                                   11-14


                          Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                              15

Item 6.   Exhibits and Reports on Form 8-K                                               15

Signature Page                                                                           16

Exhibit Index                                                                          17-18


                         PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 TUBOSCOPE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,              December 31,
                                                                                        1999                      1998
                                                                                   -------------              ------------
                              A S S E T S                                                       (In thousands)
                              -----------
Current assets:
  Cash and cash equivalents.............................................               $   6,301                  $  8,735
  Accounts receivable, net..............................................                 111,650                   123,480
  Inventory, net........................................................                  73,192                    86,776
  Prepaid expenses and other............................................                   8,985                    11,477
                                                                                      ----------                 ---------
    Total current assets................................................                 200,128                   230,468
                                                                                      ----------                 ---------
 Property and equipment:
  Land, buildings and leasehold improvements............................                  89,341                    90,041
  Operating equipment and equipment leased to customers.................                 258,498                   248,554
  Accumulated depreciation and amortization.............................                (109,876)                  (96,769)
                                                                                      ----------                 ---------
    Net property and equipment..........................................                 237,963                   241,826
Identified intangibles, net.............................................                  22,019                    22,916
Goodwill, net...........................................................                 215,019                   213,816
Other assets, net.......................................................                   3,112                     3,146
                                                                                      ----------                 ---------
     Total assets.......................................................                $678,241                  $712,172
                                                                                      ==========                 =========
              L I A B I L I T I E S  A N D  E Q U I T Y
              -----------------------------------------
Current liabilities:
  Accounts payable......................................................               $  25,385                  $ 29,914
  Accrued liabilities...................................................                  41,521                    50,719
  Income taxes payable..................................................                   5,131                     4,430
  Current portion of long-term debt and short-term borrowings...........                  32,249                    31,306
                                                                                      ----------                 ---------
    Total current liabilities...........................................                 104,286                   116,369
Long-term debt..........................................................                 203,967                   219,438
Pension liabilities.....................................................                   9,396                     9,688
Deferred taxes payable..................................................                  22,122                    26,270
Other liabilities.......................................................                   2,641                     1,333
                                                                                      ----------                 ---------
    Total liabilities...................................................                 342,412                   373,098
                                                                                      ----------                 ---------
Common stockholders' equity:
  Common stock, $.01 par value, 60,000,000 shares authorized,
   45,753,774 shares issued and 44,329,074 shares outstanding
   (45,516,010 shares issued and 44,091,310 outstanding at
   December 31, 1998)...................................................                     458                       455
  Paid in capital.......................................................                 311,820                   309,691
  Retained earnings.....................................................                  49,423                    52,100
  Accumulated other comprehensive loss..................................                 (10,542)                   (7,842)
  Less: treasury stock at cost (1,424,700 shares).......................                 (15,330)                  (15,330)
                                                                                      ----------                 ---------
    Total common stockholders' equity...................................                 335,829                   339,074
                                                                                      ----------                 ---------
    Total liabilities and equity........................................                $678,241                  $712,172
                                                                                      ==========                 =========

                                TUBOSCOPE INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                      Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                        1999         1998             1999         1998
                                                      ---------    --------         --------     --------
                                                        (in thousands, except share and per share data)
Revenue.............................................   $95,916      $139,759         $283,839     $443,462

Costs and expenses:
   Costs of services and products sold..............    75,773       102,225          223,227      311,567

   Goodwill amortization............................     1,823         1,682            5,441        4,816

   Selling, general and administration..............    11,531        13,059           35,385       41,305

   Research and engineering costs...................     2,794         3,225            8,516        9,811
                                                       -------      --------         --------     --------
                                                        91,921       120,191          272,569      367,499

Operating profit....................................     3,995        19,568           11,270       75,963

Other expense (income):

   Interest expense.................................     4,487         4,441           13,549       13,410

   Interest income..................................      (105)         (165)            (279)        (449)

   Foreign exchange.................................       564           198             (870)         515

   Other, net.......................................       374           317            1,038        1,118
                                                       -------      --------         --------     --------
Income (loss) before income taxes...................    (1,325)       14,777           (2,168)      61,369

Provision for income taxes..........................       182         5,541              509       23,013
                                                       -------      --------         --------     --------
Net income (loss)...................................   $(1,507)     $  9,236         $ (2,677)    $ 38,356
                                                       =======      ========         ========     ========
Earnings (loss) per common share:
   Basic earnings (loss) per common share...........   $ (0.03)     $   0.21         $  (0.06)    $   0.86
                                                       =======      ========         ========     ========
   Dilutive earnings (loss) per common share........   $ (0.03)     $   0.20         $  (0.06)    $   0.81
                                                       =======      ========         ========     ========
Weighted average number of common shares
 outstanding:
   Basic............................................   44,323,935   44,953,390       44,241,787   44,806,215
                                                       ==========   ==========       ==========   ==========
   Dilutive.........................................   44,323,935   46,489,706       44,241,787   47,585,058
                                                       ==========   ==========       ==========   ==========

           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September  30,
                                                                                                   1999                    1998
                                                                                                ----------             -----------
                                                                                                          (in thousands)

Cash flows from operating activities:
  Net income (loss).......................................................................        $ (2,677)             $  38,356
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.........................................................          25,816                 22,586
    Compensation related to employee 401(K) plan..........................................             917                    772
    Provision for losses on accounts receivable...........................................           1,257                    445
    Provision for inventory reserve.......................................................             105                  1,082
    Provision (benefit) for deferred income taxes.........................................          (3,879)                 2,420
    Changes in assets and liabilities, net of effects of acquired companies:
        Accounts receivable...............................................................          10,038                  8,877
        Inventory.........................................................................          13,667                (15,648)
        Prepaid expenses and other assets.................................................           2,273                  1,995
        Accounts payable and accrued liabilities..........................................         (15,243)               (24,214)
        Federal and foreign income taxes payable..........................................             701                 (3,254)
                                                                                                 ---------              ---------
    Net cash provided by operating activities.............................................          32,975                 33,417
                                                                                                 ---------              ---------
Cash flows used for investing activities:
  Capital expenditures....................................................................          (7,524)               (31,341)
  Business acquisitions, net of cash acquired.............................................         (11,031)               (33,943)
  Other..................................................................................          (1,997)                   834
                                                                                                 ---------              ---------
    Net cash used for investing activities................................................         (20,552)               (64,450)
                                                                                                 ---------              ---------
Cash flows provided by financing activities:
  Borrowings under financing agreements...................................................          37,215                164,110
  Principal payments under financing agreements...........................................         (52,444)              (129,432)
  Financing costs.........................................................................            (775)                  (588)
  Purchase of common stock................................................................              --                 (9,812)
  Proceeds from sale of common stock, net.................................................           1,147                  2,234
                                                                                                 ---------              ---------
    Net cash provided by (used for) financing activities..................................         (14,857)                26,512
                                                                                                 ---------              ---------
Net decrease in cash and cash equivalents.................................................          (2,434)                (4,521)
Cash and cash equivalents:
  Beginning of period.....................................................................           8,735                 12,593
                                                                                                 ---------              ---------

  End of period...........................................................................        $  6,301              $   8,072
                                                                                                 =========              =========
Supplemental disclosure of cash flow information:
  Cash paid during the nine month period for:
    Interest..............................................................................        $ 17,480              $  13,330
                                                                                                 ==========             =========

 Taxes.................................................................................            $ 3,067              $  22,892
                                                                                                 ==========             =========

           See notes to unaudited consolidated financial statements.

                                 TUBOSCOPE INC.
              Notes to Unaudited Consolidated Financial Statements
        For the Three and Nine Months Ended September 30, 1999 and 1998
                          and as of December 31, 1998

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

2.  Inventory

 At September 30, 1999 inventories consisted of the following (in thousands):

  Components, subassemblies, and expendable parts..................  $48,659
  Equipment under production.......................................   24,533
                                                                     -------
                                                                     $73,192
                                                                     =======

3. Senior Credit Agreement and Dividend Restrictions

  The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock unless the total funded debt to capital ratio (as defined in the Senior Credit Agreement) is less than or equal to 40%. The Company's total funded debt to capital ratio (calculated as defined under the Senior Credit Agreement) was 41.4% at September 30, 1999.

4. Comprehensive Income (Loss)

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which established new rules for the reporting and display of comprehensive income. Comprehensive income is defined by SFAS No. 130 as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company. Comprehensive income for the three and nine months ended September 30, 1999 and 1998 was as follows:

                                           Three Months          Nine Months
                                       Ended September  30,  Ended September 30,
                                       --------------------  -------------------
                                         1999        1998      1999       1998
                                       -------     --------  -------------------
                                         (in thousands)         (in thousands)
Comprehensive income (loss):
 Net income (loss).................... $(1,507)     $9,236   $(2,677)   $38,356
 Cumulative translation adjustment....   1,670        (291)   (2,700)    (2,886)
 Total comprehensive income (loss).... $   163      $8,945   $(5,377)   $35,470
                                       ========     ======   =======    =======

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

                                  Solids      Coiled    Pipeline &
                                 Control     Tubing &     Other
                      Tubular   Products &   Wireline   Industrial
                      Services   Services    Products    Services      Other      Total
                      -------------------------------------------------------------------
Nine Months Ended
 September 30, 1999
Revenue.............  $115,133   $ 83,700     $57,341    $27,665     $     --    $283,839
Operating Profit....    14,125      6,354       6,141        712      (16,062)     11,270

Nine Months Ended
 September 30, 1998
Revenue.............  $175,647   $135,168     $91,203    $41,444     $     --    $443,462
Operating Profit....    43,611     26,181      17,710      6,416      (17,955)     75,963

6. Alliance with Newpark Resources, Inc.; Termination of Merger

  In November 1999, the Company and Newpark Resources, Inc. announced that they had jointly elected to form operational alliances in key market areas rather than proceed with the proposed merger which was agreed to in June 1999. The Company expects to incur transaction costs of approximately $2.0 million in the fourth quarter of 1999 related to the discontinued merger. The Company and Newpark will each pay its own expenses in connection with the discontinued merger.

7. $100.0 Million Senior Notes and Condensed Consolidating Financial Information

  On February 25, 1998, the Company issued $100.0 million of 7.5% Senior Notes due 2008 ("Notes"). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The remaining net proceeds have been used to finance acquisitions, working capital and general corporate purposes. The following condensed consolidating balance sheet as of September 30, 1999 and related condensed consolidating statements of operations and cash flows for the nine months ended September 30, 1999 should be read in conjunction with the notes to these consolidated financial statements.

                                 TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)

7. Condensed Consolidating Financial Information (cont'd)
   Balance Sheet

                                                                 September 30, 1999
                                                                     Non-
                                      Tuboscope    Guarantor      Guarantor
                                         Inc      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      ---------   ------------   ------------   ------------   ------------
            ASSETS
            ------
Current assets:
  Cash and cash equivalents.........  $     --      $    409       $  5,892     $        --      $  6,301
  Accounts receivable, net..........   185,577        46,930        264,500        (385,357)      111,650
  Inventory, net....................        --        42,978         30,214              --        73,192
  Prepaid expenses and other........     1,694         4,986          2,305              --         8,985
                                      --------      --------       --------     -----------      --------
     Total current assets...........   187,271        95,303        302,911        (385,357)      200,128

Investment in subsidiaries..........   373,853       299,569             --        (673,422)           --
Property and equipment, net.........        --       156,738         81,225              --       237,963
Identified intangibles, net.........        --        22,019             --              --        22,019
Goodwill, net.......................        --       106,458        108,561              --       215,019
Other assets, net...................        --           475          2,637              --         3,112
                                      --------      --------       --------     -----------      --------
     Total assets...................  $561,124      $680,562       $495,334     $(1,058,779)     $678,241
                                      ========      ========       ========     ===========      ========
LIABILITIES AND EQUITY
----------------------
Current liabilities:
  Accounts payable..................  $     --      $250,177       $160,565     $  (385,357)     $ 25,385
  Accrued liabilities...............     2,771        20,717         18,033              --        41,521
  Income taxes payable..............        --           (96)         5,227              --         5,131
  Current portion of long-term
     debt...........................    26,000         3,974          2,275              --        32,249
                                      --------      ---------      --------     -----------      --------
     Total current liabilities......    28,771       274,772        186,100        (385,357)      104,286

Long term debt......................   196,524         6,470            973              --       203,967
Pension liabilities.................        --            --          9,396              --         9,396
Deferred taxes payable..............        --        12,280          9,842              --        22,122
Other liabilities...................        --            --          2,641              --         2,641
                                      --------      --------       --------     -----------      --------
     Total liabilities..............   225,295       293,522        208,952        (385,357)      342,412

Common stockholders' equity:
  Common stock......................       458            --             --              --           458
  Paid in capital...................   311,820       304,196        187,615        (491,811)      311,820
  Retained earnings.................    49,423        82,844        109,309        (192,153)       49,423
  Cumulative translation
    adjustment......................   (10,542)           --        (10,542)         10,542       (10,542)

  Treasury Stock....................   (15,330)           --             --              --       (15,330)
                                      --------      --------       --------     -----------      --------
     Total common stockholders'
       equity.......................   335,829       387,040        286,382        (673,422)      335,829
                                      --------      --------       --------     -----------      --------
     Total liabilities and equity...  $561,124      $680,562       $495,334     $(1,058,779)     $678,241
                                      ========      =========      ========     ===========      ========

                                 TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)

7. Condensed Consolidating Financial Information (cont'd)
   Statement of Operations

                                                      Nine Months Ended September 30, 1999
                                                                     Non-
                                      Tuboscope      Guarantor     Guarantor
                                         Inc       Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                      ---------    ------------  ------------  ------------  ------------
Revenue.............................   $     --      $137,310      $172,837      $(26,308)      $283,839
Operating costs.....................         --       146,548       146,416       (20,395)       272,569
                                       --------      ---------     ---------     ---------      --------
Operating profit (loss).............         --        (9,238)       26,421        (5,913)        11,270
Other expense (income)..............         --         4,633         1,169        (5,913)          (111)
Interest expense....................     12,716           340           493            --         13,549
                                       --------      --------      --------      --------       --------
Income (loss) before taxes..........    (12,716)      (14,211)       24,759            --         (2,168)
Provision for taxes.................         --        (1,891)        2,400            --            509
Equity in net income of
 subsidiaries ......................     10,039        22,359            --       (32,398)            --
                                       --------      --------     ---------     ---------      --------
Net income (loss)...................   $ (2,677)     $ 10,039      $ 22,359      $(32,398)      $ (2,677)
                                       ========      ========      ========      ========       ========

                                 TUBOSCOPE INC,
              Notes to Consolidated Financial Statements (cont'd)

7. Condensed Consolidating Financial Information(cont'd)
   Statement of Cash Flows

                                                             Nine Months Ended September 30, 1999
                                                                            Non-
                                             Tuboscope    Guarantor      Guarantor
                                                Inc      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                             ---------   ------------   ------------   ------------   ------------
Net cash provided by operating
 activities...............................   $  9,564      $ 20,024       $ 3,387        $     --       $ 32,975

Net cash used for investing activities:
 Capital expenditures.....................         --        (3,238)       (4,286)             --         (7,524)
 Business acquisitions....................         --       (11,031)           --              --        (11,031)
 Other....................................         --            --        (1,997)             --         (1,997)
                                             --------      --------       -------        --------       --------
  Net cash used for investing activities..         --       (14,269)       (6,283)             --        (20,552)

Cash flows used for financing
 activities:
 Net payments under financing agreements..    (10,711)       (3,474)       (1,044)             --        (15,229)

 Net proceeds from sale of common stock...      1,147            --            --              --          1,147
 Financing costs..........................         --          (775)           --              --           (775)
                                             --------      --------       -------        --------       --------
   Net cash used for financing
    activities............................     (9,564)       (4,249)       (1,044)             --        (14,857)
                                             --------      --------       -------        --------       --------
Net increase (decrease) in cash and
 cash equivalents.........................         --         1,506        (3,940)             --         (2,434)

Cash and cash equivalents:
 Beginning of period......................         --        (1,097)        9,832              --          8,735
                                             --------      --------       -------        --------       --------
 End of period............................   $     --      $    409       $ 5,892        $     --       $  6,301
                                             ========      ========       =======        ========       ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General Operating Environment Overview:

The Company's financial results for the third quarter of 1999 continued to be adversely affected by the depressed oil and gas industry as indicated by the worldwide rig activity which declined 15% and 28% in the third quarter and first nine months of 1999, respectively, compared to the same periods of 1998. The worldwide rig activity for the third quarter of 1999 did, however, increase sequentially (19% over the second quarter of 1999) for the first time in six quarters.

The increase in rig activity for the third quarter over the second quarter of 1999 was precipitated by an increase in oil and gas prices. The price of West Texas Intermediate Oil, which was as high as an average of $20.03 per barrel in the fourth quarter of 1997, declined throughout 1998 and into the first quarter of 1999 (reaching decade lows of $12.95 per barrel and $12.97 per barrel in the fourth quarter of 1998 and first quarter of 1999, respectively). West Texas Intermediate Oil prices began to recover in the second quarter of 1999, finishing with average prices of $17.64 per barrel and $21.68 per barrel in the second quarter and third quarter of 1999, respectively. This recent recovery in oil prices is primarily the result of an agreement between certain major oil producers to limit worldwide oil production. There can be no assurances that these producers will comply with the self-imposed limitations on oil production or that the improvement in oil prices will stabilize or continue. The recent improvement in West Texas Intermediate Crude Oil prices did not have a significant impact on overall financial results for the third quarter of 1999.

The recent improvements in North America rig activity (U.S. and Canada were up 23% and 144%, respectively, in the third quarter of 1999 compared to the second quarter of 1999) have resulted in improved revenue and operating profits in certain North American markets for Tubular Services and Solids Control operations. These improved results have been offset to a large extent by declining activity in Europe (mainly the North Sea), the Far East, the Middle East, and Latin America.

Results of Operations

Three and Nine Months Ended September 30, 1999 and 1998
-------------------------------------------------------

Revenue. Revenue was $95.9 million and $283.8 million for the third quarter and first nine months of 1999, respectively, representing decreases of $43.8 million (31%) and $159.6 million (36%), respectively, from the same periods of 1998.
The third quarter and first nine months 1999 results were adversely impacted by the depressed oil and gas industry as indicated by the low worldwide rig activity discussed above. The drop in third quarter and first nine months of 1999 rig activity was especially heavy in some of the Company's strongest markets including the U.S. (19% and 35%), Europe (16% and 17%), Far East (24% and 20%) and Latin America (20% and 28%).

Revenue from the Company's Tubular Services, comprised of Inspection, Coating, and Mill Systems and Sales was $39.0 million and $115.1 million for the three and nine months ending September 30, 1999, respectively. These results represented decreases of $12.9 million (25%) and $60.5 million (34%),
respectively, compared to the prior year periods.   The majority of the decline
was related to lower revenue in the U.S., Latin America, Far East and European markets due to the low activity in these markets. The decline was slightly offset by an increase in Canada inspection operations as the Canadian rig count increased 24% in the third quarter of 1999 compared to the prior year quarter.

Solids Control revenue was $28.2 million and $83.7 million for the third quarter and first nine months of 1999, representing decreases of $13.7 million (33%) and $51.5 million (38%), respectively, compared to the same periods of 1998. Lower drilling activity, pricing erosion, and lower levels of capital equipment sales caused the decline, which affected operations worldwide - especially in the U.S., Latin America, and Europe.

Coiled Tubing & Wireline Products revenue was $19.4 million and $57.3 million for the three and nine months ending September 30, 1999, respectively. These results represented decreases of $13.5 million (41%) and $33.9 million (37%), respectively, compared to the same periods of 1998. The decrease was due to the decline in spending by the Company's customers on new coiled tubing and wireline units in response to the depressed oilfield market. The decline in Coiled Tubing & Wireline Products revenue was partially offset by the acquisition of Eastern Oil Tools, Pte. Ltd. in June 1998 and Weston Oilfield Engineering Limited in December 1998. As of September 30, 1999, the Company's backlog of Coiled Tubing & Wireline Products was $15.9 million, a decline of 59% from $39.1 million at December 31, 1998.

Pipeline & Other Industrial Services revenue was $9.2 million and $27.7 million for the three and nine months ended September 30, 1999, respectively. These results represented decreases of $3.7 million (29%) and $13.8 million (33%), respectively, compared to the same periods of 1998. These decreases were due to lower industrial inspection revenue in Saudi Arabia and lower Pipeline inspection revenue in Latin America.

Gross Profit. Gross profit was $18.3 million (19% of revenue) and $55.2 million (19% of revenue) for the third quarter and first nine months of 1999 compared to $35.9 million (26% of revenue) and $127.1 million (29% of revenue), respectively, for the same periods of 1998. The decline in the 1999 gross profit dollars and percentages was due to the lower revenue discussed above.

Selling, General, and Administrative Costs. Selling, general and administrative costs were $11.5 million and $35.4 million in the third quarter and first nine months of 1999, respectively, representing decreases of $1.5 million (12%) and $5.9 million (14%) from the same periods of 1998. Lower selling, general, and administrative costs were due to cost controls and reductions, which were implemented in 1998 and continued in 1999 in response to market conditions.

Research and Engineering Costs. Research and engineering costs were $2.8 million and $8.5 million for the three and nine months ended September 30, 1999, respectively, compared to $3.2 million and $9.8 million in the third quarter and first nine months of 1998, respectively. The decline was due to the completion of certain engineering projects in 1998 and cost control measures implemented in 1998 and continued in 1999.

Operating Profit. Operating profit was $4.0 million and $11.3 million in the third quarter and first nine months of 1999, respectively, compared to operating profit of $19.6 million and $76.0 million, respectively, in the same periods of 1998. The decrease in operating profit in 1999 was due to the factors discussed above.

Interest Expense. Interest expense was $4.5 million and $13.5 million in the three and nine months ended September 30, 1999, respectively, up slightly from $4.4 million and $13.4 million in the same periods of 1998.

Other Expense (Income). Other expense (income), which includes interest income, foreign exchange, minority interest, and other expense (income), resulted in net other expense of $833,000 in the third quarter of 1999 and other income of $111,000 in the first nine months of 1999. The third quarter of 1998 other expense was $350,000 and the first nine months of 1998 other expense was $1.2 million. The third quarter 1999 other expense included foreign exchange losses related to Far East and Latin American operations while the first half of 1999 benefited from foreign exchange gains as a result of stronger U.S. dollars and related U.S. dollar receivables on the books of foreign subsidiaries. The first nine months of 1999 results also included a $2.0 million insurance refund gain related to former Italian operations and $2.4 million of non-recurring charges in Venezuela.

Provision for Income Taxes. The Company had tax provisions of $182,000 and $509,000 on pre-tax losses of $1.3 million and $2.2 million in the three and nine months ended September 30, 1999, respectively. These provisions on the pre-tax losses were due to the charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net Income (Loss). Net income (loss) for the third quarter and first nine months of 1999 was a net loss of $1.5 million and $2.7 million, respectively, compared to the third quarter and first nine months of 1998 net income of $9.2 million and $38.4 million, respectively. The decline in the 1999 periods was due to the factors discussed above.

Financial Condition and Liquidity

September 30, 1999

For the nine months ended September 30, 1999, cash provided by operating activities was $33.0 million compared to $33.4 million for the nine months ended September 30, 1998. Cash was provided by operations through a net loss of $2.7 million plus non-cash charges of $25.8 million, a decrease in accounts receivable of $10.0 million, and a decrease in inventory of $13.7 million. These items were offset to some extent during the first nine months of 1999 by a reduction in accounts payable and accrued liabilities of $15.2 million. The decrease in accounts receivable was due to 23% ($28.3 million) lower revenue in the third quarter of 1999 compared to the fourth quarter of 1998. Inventory declined by $13.7 million due to lower activity and concentrated efforts to reduce inventory levels. Accounts payable and accrued liabilities were down due to lower activity and 1999 severance payments.

For the nine months ended September 30, 1999, the Company used $20.6 million of cash for investing activities compared to $64.5 million for the same period of 1998. Cash used for investing activities mainly consisted of capital expenditures and business acquisitions. Capital expenditures of $7.5 million for the first nine months of 1999 were primarily related to the Company's new thermal drill-cuttings desorption unit in Colombia and additional "high-resolution" Pipeline inspection tools. Business acquisitions of $11.0 million were related to the acquisitions of Geo-Ray Oilfield Inspection Ltd. (a Canadian based inspection company), Manufacturas Rowi, C.A. (a Venezuelan based solids control company), Energy Environmental LLC (a U.S. Gulf Coast based oilfield waste management operator), the assets of a Norwegian inspection operation, and costs associated with the Newpark merger.

For the nine months ended September 30, 1999, the Company used $14.9 million of cash for financing activities compared to cash generated from financing activities of $26.5 million in the same period of 1998. The main use of cash for financing activities was for the reduction of outstanding debt.

Current and long-term debt was $236.2 million at September 30, 1999, a decrease of $14.5 million from the $250.7 million outstanding at December 31, 1998. The decrease in debt was due to cash flow from operations plus the collection of accounts receivable exceeding capital spending, acquisitions, and the reduction in accounts payable and accrued liabilities. The Company's outstanding debt at September 30, 1999 consisted of $100.0 million of Notes, $75.6 million of term loans due under the Company's Senior Credit Agreement, $48.1 million due under the Company's $100.0 million revolving credit facility, and $12.5 million of other debt.

At September 30, 1999, the Company had outstanding letters of credit of $6.1 million. The available facility on the Company's $100.0 million revolving credit facility and $5 million swingline facility was $47.6 million and $3.2 million, respectively, at September 30, 1999.

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

In addition, the Company is in the process of evaluating the Y2K compliance capabilities of major customers and suppliers. The majority of the Company's major customers and suppliers have been contacted regarding the Y2K issue. The Company anticipates this evaluation process will be in effect for the remainder of 1999 and will include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. The Company is not currently aware of any customer or supplier circumstances that may have a material adverse impact on the Company. The Company will be looking for alternative suppliers where circumstances warrant.

Cost
The Company's estimate of the total cost for Y2K compliance is approximately $750,000, of which approximately $420,000 has been incurred through September 30, 1999. The majority of these costs are being expensed as incurred and are not expected to have a material impact on the Company's results of operations or financial position.

Risks
The Company believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K problems are not identified or corrected in a timely manner, there can be no assurance that the Y2K issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, suppliers, or other parties. In addition, there can be no assurance that outside third parties, including customers, suppliers, utility and governmental entities, will be in compliance with all Y2K issues. The Company believes that the most likely worst case Y2K scenario, if one were to occur, would be the inability of third party suppliers such as utility providers, telecommunication companies, and other critical suppliers to continue providing their products and services. The failure of these third party suppliers to provide on-going services could have a material adverse impact on the Company's results of operations.

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

Quantitative & Qualitative Disclosure About Market Risk

  The Company does not believe it has a material exposure to market risk. The Company manages its exposure to interest rate changes by using a combination of fixed rate debt and interest rate swap agreements for almost all variable rate debt. At September 30, 1999, the Company had $236.2 million of outstanding debt. Fixed rate debt included $100.0 million of Senior Notes at a fixed interest rate of 7 1/2%. An additional $90.0 million of outstanding variable rate debt was effectively converted to fixed rate debt through the use of interest rate swap agreements and $40.0 million of variable rate debt was protected through the use of a collar agreement. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at September 30, 1999. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  On or about August 3, 1999, a stockholder of Newpark Resources, Inc., Jason Golz, filed a purported class action complaint in United States District Court, Eastern District of Louisiana, against Newpark Resources, Inc. ("Newpark"); the Board of Directors of Newpark; Tuboscope; SCF-IV, L.P., a limited partnership the general partner of which is SCF Partners, L.P.; and L.E. Simmons, a principal of SCF Partners, L.P. Mr. Simmons is the Chairman of Tuboscope. The complaint alleges, among other things, that Tuboscope breached its purported fiduciary duties as a major stockholder to the Newpark public stockholders by negotiating an unfair and inadequate price to be paid to Newpark stockholders, encouraging the Newpark Board of Directors to recommend the proposed merger and improperly placing undue pressure on Newpark and its public stockholders to approve the merger. The complaint seeks an injunction against the proposed merger of Newpark and Tuboscope, compensatory damages and/or recissory damages. Tuboscope does not currently own any shares of Newpark stock. However, SCF-IV, L.P. owns 150,000 shares of Newpark's Series A Cumulative Perpetual Preferred Stock and holds a warrant to purchase 2,400,000 shares of Newpark common stock (approximately 3% of the outstanding shares of Newpark common stock). The case has been administratively dismissed by the Court to allow for continued settlement discussions between plaintiffs and defendants.

  Tuboscope believes that this complaint is without merit and will aggressively defend against the suit. In light of the recent termination of the merger agreement between Tuboscope and Newpark, Tuboscope believes that the case will not proceed further.

Item 6.  Exhibits and reports on Form 8-K

     (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 17.

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TUBOSCOPE INC.
                                    --------------
                                           (Registrant)



Date:     November 12, 1999              /s/ Joseph C. Winkler
---------------------------        ---------------------------------------------
                                    Joseph C. Winkler
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Duly Authorized Officer, Principal
                                    Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                                          Description                                          Note No.
-----------     ---------------------------------------------------------------------------------         ---------
   2.1          Agreement and Plan of Merger dated as of June 24, 1999 between the Company                (Note 22)
                and Newpark Resources, Inc.
   2.2          Agreement dated as of June 24, 1999 among the Company, Newpark Resources, Inc.            (Note 22)
                and SCF-IV, L.P.
   3.1          Amended and Restated Bylaws.                                                               (Note 2)
   3.2          Restated Certificate of Incorporation, dated March 12, 1990.                               (Note 7)
   3.3          Certificate of Amendment to Restated Certificate of Incorporation dated May 12,            (Note 8)
                1992.
   3.4          Certificate of Amendment to Restated Certificate of Incorporation dated May 10,           (Note 10)
                1994.
   3.5          Certificate of Amendment to Restated Certificate of Incorporation dated April 24,         (Note 17)
                1996.
   3.6          Certificate of Amendment to Restated Certificate of Incorporation dated June 3,           (Note 18)
                1997.
   4.1          Registration Rights Agreement dated May 13, 1988 among the Company,                        (Note 1)
                Brentwood Associates, Hub Associates IV, L.P. and the investors listed therein.
   4.2          Purchase Agreement dated as of October 1, 1991 between the Company                         (Note 3)
                and Baker Hughes Incorporated regarding certain registration rights.
   4.3          Exchange Agreement, dated as of January 3, 1996, among the Company                        (Note 11)
                and Baker Hughes Incorporated.
   4.4          Registration Rights Agreement dated April 24, 1996 among the Company,                     (Note 15)
                SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink
                Industries Limited.
   4.5          Registration Rights Agreement dated March 7, 1997 among the Company and                   (Note 16)
                certain stockholders of Fiber Glass Systems, Inc.
   4.6          Warrant for the Purchase of Shares of Common Stock Expiring December 31, 2000             (Note 15)
                between the Company and SCF III, L.P. regarding 2,533,000 shares, dated January
                3, 1996.
   4.7          Warrant for the Purchase of Shares of Common stock expiring December 31, 2000             (Note 11)
                between the Company and Baker Hughes Incorporated regarding 1,250,000 shares, dated January 3, 1996.
   4.8          Indenture, dated as February 25, 1998, between the Company, the Guarantors                (Note 19)
                named therein and The Bank of New York Trust Company of Florida as trustee, relating to $100,000,000 aggregate principal amount of 7 1/2% Senior Notes due
                2008 Specimen Certificate of 71/2% Senior Notes due 2008 (the "Private Notes");
                and Specimen Certificate at 7  1/2% Senior Notes due 2008 (the "Exchange Notes").
   10.1         Amended and Restated Secured Credit Agreement, dated as of February 9, 1998,              (Note 19)
                between Tuboscope Inc., and Chase Bank of Texas, National Association, ABN
                Amro Bank N.V., Houston Agency, and the other Lenders Party Thereto, and ABN
                Amro Bank N.V., Houston Agency as Administrative Agent (includes form of
                Guarantee).
  10.1.1        Form of Amendment No. 1 to Amended and Restated Secured Credit Agreement                  (Note 21)
                dated as of March 29, 1999.
  10.1.2        Form of Reaffirmation of Guarantee relating to Amended and Restated Secured
                Credit Agreement dated as of March 29, 1999.
   10.3         Deferred Compensation Plan dated November 14, 1994; Amendment thereto dated               (Note 20)
                May 11, 1998.
   10.4         Employee Qualified Stock Purchase Plan; and First Amendment to Employee                    (Note 6)
                Qualified Stock Purchase Plan dated March 10, 1994.
   10.5         1996 Equity Participation Plan; Form of Non-qualified Stock Option Agreement              (Note 13)
                for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.

Exhibit No.                                          Description                                          Note No.
-----------     ---------------------------------------------------------------------------------         ---------
   10.6         DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non Statutory Stock                  (Note 14)
                Option Agreement.
   10.7         Amended and Restated Stock Option Plan for Key Employees of Tuboscope                      (Note 4)
                Vetco International Corporation; Form of Revised Incentive Stock Option
                Agreement; and Form of Revised Non-Qualified Stock Option Agreement.
   10.8         Stock Option Plan for Non-Employee Directors; Amendment to Stock Option                    (Note 5)
                Plan for Non-Employee Directors; and Form of Stock Option Agreement.
   10.9         Master Leasing Agreement, dated December 18, 1995 between the Company and                 (Note 11)
                Heller Financial Leasing, Inc.
   10.10        Termination and Release Agreement dated as of November 10, 1999 between
                Newpark Resources, Inc. and the Company.
    21          Subsidiaries                                                                              (Note 21)
    27          Financial Data


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