Form 10-K405
period 1999-12-31
TUBOSCOPE INC /DE/
filed 2000-02-22
CIK 860097

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from _____ to ______

                               ----------------

                                TUBOSCOPE INC.
            (Exact name of registrant as specified in its charter)

         Delaware                 0-18312                 76-0252850
     (State or other       (Commission File No.)       (I.R.S. Employer
     jurisdiction of                                 Identification No.)
     incorporation or
      organization)

   2835 Holmes Road, Houston, Texas                   77051
        (Address of principal                       (Zip Code)
          executive offices)

      Registrant's telephone number, including area code: (713) 799-5100

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $.01 par value
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 11, 2000, was $516,943,266 based on the closing sales price of such stock on such date.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The number of shares outstanding of the registrant's common stock, as of February 11, 2000, was 44,656,936.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for its 2000 Annual Meeting are incorporated by this reference into Part II and Part III, respectively, as set forth herein.

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

   The Company operates through four main product lines in the oil and gas industry segment. The product lines are: (i) Tubular Services; (ii) Solids Control Products and Services; (iii) Coiled Tubing and Wireline Products; and
(iv) Pipeline and Other Industrial Services. Tubular Services consists of the provision of internal coating products and services for tubulars, inspection and quality assurance services for tubular goods (such as drill pipe, tubing, line pipe, coiled tubing, and casing), and fiberglass tubulars (tubing, casing, and line pipe), used primarily in oil and gas operations. Additionally, Tubular Services includes the sale and leasing of proprietary equipment used to inspect tubular products at steel mills. Solids Control Products and Services consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drill cuttings (solids) from fluids used in oil and gas drilling processes, and the treatment and disposal of those cuttings through thermal disorption, land farming, cuttings reinjection and other environmentally safe methods. Coiled Tubing and Wireline Products consists of the sale of highly-engineered coiled tubing equipment, related pressure control equipment, pressure pumping equipment, wireline units, and related tools to companies engaged in providing oil and gas well drilling, completion and remediation services. Pipeline and Other Industrial Services consists primarily of the provision of technical inspection services and quality assurance for in-service pipelines used to transport oil, gas and other products. Additionally, this product line includes a wide variety of technical industrial inspection, monitoring, and quality assurance services provided by the Company for the construction, operation, and maintenance of major projects in energy-related industries.

   The Company is a successor to one of the first companies to provide tubular inspection services to the oil and gas industry, which commenced operations in 1937. The Company has since grown through a series of mergers and acquisitions which have expanded markets and added product lines. The Company entered the Solids Control Products and Services and the Coiled Tubing and Wireline Products businesses on April 24, 1996, when it merged (the "Drexel Merger") with D.O.S., Ltd. ("Drexel"), the largest provider of solids control services and coiled tubing equipment worldwide.

 Tubular Services

   Tubular Services is the Company's largest business line. It generated approximately $158 million, $223 million, and $225 million in revenue, or approximately 41%, 39%, and 43% of the Company's total revenue, for the years ended December 31, 1999, 1998, and 1997, respectively. The Company's Tubular Services business operates in the oilfield tubular markets of approximately 49 countries in North America, Latin America, Europe, Africa, the Middle East, and the Far East. The Company provides tubular inspection services at drilling and workover rig locations, at pipe yards owned by its customers, at steel mills and processing facilities manufacturing tubular goods, and at facilities which it owns. The Company provides for the internal coating of tubular goods at eleven plants worldwide, including a plant opened in Navasota, Texas in 1998, and through licensees in certain locations. The Company entered the fiberglass tubular market on March 7, 1997, with its acquisition of Fiberglass Systems, Inc. ("Fiber Glass Systems"), which manufactures fiberglass tubulars at plants in San Antonio, Texas and Big Spring, Texas.

   Demand for Tubular Services products depends upon the activity level of drilling, well remediation, and flowline installation operation activity in the oil and gas industry. These activity levels in turn depend in large part on the price of oil and gas, which affects revenues for the Company's customers. Low petroleum prices adversely affected the Company's business in the second half of 1998 as drilling and well remediation activity declined, and continued throughout 1999 as many drillers and producers of oil and gas did not increase activity plans during the year.

   The Company's customers rely on tubular inspection services to avoid failure of in-service tubing, casing, flowlines, and drillpipe. Such tubular failures are expensive and in some cases catastrophic. The Company's customers rely on internal coatings of tubular goods to prolong the useful lives of tubulars and to increase the volumetric throughput of in-service tubular goods. The Company's customers sometimes use fiberglass tubulars in lieu of conventional steel tubulars, due to the corrosion-resistant properties of fiberglass. Tubular inspection and coating services, and fiberglass tubulars, are used most frequently in operations in high-temperature, deep, corrosive oil and gas environments. In selecting a provider of tubular inspection and tubular coating services, oil and gas operators consider such factors as reputation, experience, technology of products offered, reliability and price. The Company believes it is the largest provider of tubular inspection and the largest provider of internal tubular coating services worldwide. The Company believes it is the second largest provider of fiberglass tubulars to oilfield applications worldwide.

   Tubular Corrosion Control. The Company develops, manufactures and applies its proprietary tubular coatings, known as Tube-Kote(R) coatings, to new and used tubulars. Tubular coatings help prevent corrosion of tubulars by providing a tough plastic shield to isolate steel from corrosive oilfield fluids such as CO2, H2S and brine. Delaying or preventing corrosion extends the life of existing tubulars, reduces the frequency of well remediation and reduces expensive interruptions in production for oil and gas producers. In addition, coatings are designed to increase the fluid flow through tubulars by decreasing or eliminating paraffin and scale build-up, which can reduce or block oil flow in producing wells. The smooth inner surfaces of coated tubulars often increase the fluid and/or gas through-put on certain high-rate oil and gas wells.

   The Company has a history of introducing new coating products that are custom-engineered to address increasingly corrosive environments encountered in oil and gas drilling and production operations. In 1998 the Company introduced TK(R)-Liner, a fiberglass liner product which offers the strength of steel tubing and the corrosion resistance of fiberglass, and which supplements its traditional plastic coating lines. The Company's reputation for supplying quality internal coatings is an important factor in its business, since the failure of coatings can lead to expensive production delays and premature tubular failure.

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

   The Company's tubular inspection services employ all major non-destructive inspection techniques, including electromagnetic, ultrasonic, magnetic flux leakage and gamma ray. These inspection services are provided both by mobile units which work at the wellhead as used tubing is removed from a well, and at fixed site tubular inspection locations. The Company provides an ultrasonic inspection service for detecting potential fatigue cracks in the end area of used drill pipe, the portion of the pipe that traditionally has been the most difficult to inspect. Tubular inspection facilities also offer a wide range of related services, such as API thread inspection, ring and plug gauging, and a complete line of reclamation services necessary to return tubulars to useful service, including tubular cleaning and straightening, hydrostatic testing and re-threading.

   In 1998, the Company acquired three tubular services businesses to enhance its competitive positions in Norway, Egypt, and the west coast of the United States. Additionally, these acquisitions provided opportunities to achieve consolidation cost savings. In 1999, the Company completed acquisitions of Geo-Ray Oilfield Inspections Ltd. in Canada, and the tubular services business of AGR Services AS in Floro, Norway.

   In addition to its new and used tubular inspection and reclamation services, the Company also offers a comprehensive proprietary tubular inventory management system (TDS(TM)) which permits the real-time tracking of customer's tubular inventories within the Company's facilities. The system permits customers to dial-in to monitor tubular inspection and coating progress.

   The Company has pioneered many tubular inspection technologies used in the oilfield, and continues to expand its product offering through innovation and acquisition. In 1996, the Company installed its first proprietary high-speed full-body ultrasonic tubular inspection unit (Truscope(R)). The new service provides 100% ultrasonic coverage of tubulars at a rate of up to 200 feet per minute. In 1997, the Company began offering a proprietary, patented external tubular connection integrity test, the ISO-Gator,(TM) for use at the rig site. The technology was obtained through the Company's acquisition of the operating assets of Gator Hawk, Inc. In 1998, the Company introduced a new coiled tubing inspection service with its electromagnetic CT Scope(R).

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

   The Company's Tubular Services customers include almost all major oil and gas companies, large and small independent producers, national oil companies, drilling contractors, oilfield supply stores, and steel mills. No single customer accounted for more than 10% of the Company's revenue in 1999. The Company's competitors in Tubular Services include ICO Inc., Ameron, A.O. Smith, and Shaw Industries. In addition, the Company competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies or regulations which may give local nationals in these countries certain competitive advantages. In tubular coating, certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company's products.

Solids Control Products and Services

   The Company generated approximately $116 million, $169 million, and $156 million in revenue, or approximately 30% of its total revenue, for each of the years ended December 31, 1999, 1998, and 1997, from Solids Control Products and Services. The Company's Solids Control Products and Services business serves oilfield drilling markets and certain small industrial markets in North America, Latin America, Europe, Africa, the Middle East and the Far East. Demand for Solids Control Products and Services is strongly dependent upon the worldwide level of drilling activity, which is in turn heavily dependent upon the price of oil and gas. Low oil prices in the second half of 1998 adversely affected drilling activity. The decline in activity continued throughout 1999.

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

   The Company believes the regulatory and industry trend towards minimizing the environmental impact of drilling operations in a number of environmentally sensitive oil and gas productive regions will lead to greater demand for highly engineered solids control products and closed loop drilling systems. The Company further believes the trend towards more technically complex drilling, including highly deviated directional wells and slim-hole completions, will favorably impact the demand for solid controls technology because of its ability to reduce costly downhole problems. As environmental constraints are increased and as awareness of environmental protection grows, the Company believes that its drill cuttings and treating processes (thermal, cuttings reinjection, etc.) will result in increased demand for these products.

   The Company has a history of introducing new solids control products and services obtained both through its internal development and through acquiring or licensing technologies from others. The Company acquired the Gumbo Chain from Nu-Tec, Inc. in 1997, a product to remove sticky shale or "gumbo," which is encountered in certain geologic environments, from drilling fluid. In 1998, the Company initiated operations with a unit which removes hydrocarbons from drill cuttings using heat. The processed cuttings are rendered inert and can be disposed with minimal environmental impact. The Company commenced operation of a second drill cuttings thermal desorption unit in the first quarter of 1999. The Company also introduced its new Cobra(TM) shale shaker in 1998. The Cobra(TM) has a small footprint and a lightweight design, and is priced to compete in the more price-sensitive segment of the market. Several other versions of this shaker were introduced during 1999, along with new screens to increase the efficiency of the shaker. The Company acquired two businesses, Baytron Inc. and M.S.D. Inc., in 1998 in order to enhance its rig instrumentation, cuttings slurrification and injection capabilities, respectively, and to achieve consolidation savings. In 1999, the Company acquired Manufacturas Rowi, C.A. (Rowica), a Venezuelan solids control company, and the solids control asssets of Newpark Resources, Inc. The Company believes it is the world's leading manufacturer and provider of solids control equipment and services to the oil and natural gas drilling industry. The Company manufactures conventional and linear motion shale shakers, high speed and conventional centrifuges, desanders, desilters, screens, degassers and closed loop drilling fluids systems at its facilities in Conroe, Texas; Houston, Texas; and Aberdeen, United Kingdom. The Company markets solids control equipment under the Brandt(R) and various other brand names. For the year ended December 31, 1999, approximately 48% of the Company's solids control equipment revenue was generated from the sale of solids control equipment and inventory, and approximately 52% of such revenue was generated from rentals and services.

   The Company has entered into an alliance agreement with Newpark Resources, Inc. ("Newpark") under which the Company will be, subject to certain conditions, the exclusive provider of Solids Control Products and Services to Newpark in the United States. The alliance agreement further provides that Newpark will be, subject to certain conditions, the exclusive provider of oilfield waste services to the Company in the Gulf Coast market.

   The Company's customers for Solids Control Products & Services include almost all major oil and gas companies, large and small independent producers, national oil companies, and drilling contractors. No single customer accounted for more than 10% of the Company's revenue in 1999. Competitors in oilfield Solids Control Equipment & Services include Smith International ("SWACO"), Derrick Manufacturing Corp; Oil Tools Pte. Ltd; Varco; and a number of regional competitors. The Company's solids control equipment is sold or rented in highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in the solids control equipment market. Management believes that, in addition to on-site services, the principal competitive factors affecting its solids control equipment business are performance, quality, reputation, customer service, product availability, breadth of product line and price.

Coiled Tubing and Wireline Products

   The Company's Coiled Tubing and Wireline Products line sells capital equipment and consumables to most of the major oilfield coiled tubing and wireline remediation and drilling service providers. The Company believes it is the world's leading designer and manufacturer of coiled tubing units, coiled tubing and wireline pressure control equipment, and wireline units used in oil and gas well remediation, completion and drilling operations. This product line generated approximately $74 million, $121 million, and $83 million in revenue, or approximately 19%, 21%, and 16% of the Company's total revenue, for the years ended December 31, 1999, 1998, and 1997, respectively. Demand for the Company's Coiled Tubing and Wireline Products is strongly dependent upon the capital spending plans of coiled tubing and wireline service companies.

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

   Currently, most coiled tubing units are used in well remediation and completion applications. The Company believes that advances in the manufacturing process of coiled tubing, tubing fatigue protection and the capability to manufacture larger diameter and increased wall thickness coiled tubing strings have resulted in increased uses and applications for coiled tubing products. For example, well operators are now using coiled tubing in drilling applications such as slim hole reentries of existing wells. The Company engineered and manufactured the first coiled tubing units built specifically for coiled tubing drilling in 1996.

   There are certain limitations to the use of coiled tubing. Coiled tubing generally is made of high strength, alloy steel which wears down or fatigues over time as a result of internal pressure, acidic operating environments and normal bending cycles. Thus, operators must carefully monitor the use of the tubing. In addition, coiled tubing will buckle if the weight of the coiled tubing being conveyed in the wall becomes too great or if the tube becomes inhibited by some obstacle or irregularity in the well bore. Buckling has not proven to be a significant obstacle in most well remediation applications, and the Company believes it will become less of an issue as the result of the availability of stronger and larger diameter coiled tubing.

   Generally, the Company supplies customers with the equipment and components necessary to use coiled tubing, which the customers typically purchase separately. The Company's coiled tubing product line consists of coiled tubing units, coiled tubing and wireline pressure control equipment, wireline units, pressure pumping equipment, snubbing units, nitrogen pumping equipment and cementing, stimulation, and blending equipment. The Company markets its coiled tubing equipment under the Hydra Rig(R) brand name primarily to providers of coiled tubing drilling and workover services. The Company's primary coiled tubing unit production facilities are located at its Hydra Rig facility in Fort Worth, Texas. In addition, the Company markets coiled tubing pressure control equipment under the Texas Oil Tools(R) brand name and manufactures such equipment at its facility in Conroe, Texas.

   Through its 1996 acquisitions of SSR (International) Ltd., and Pressure Control Engineering Ltd., and 1998 acquisition of Eastern Oil Tools Pte. Ltd, the Company assembled a market-leading position in the wireline unit and pressure control manufacturing business, expanded its offering of downhole coiled tubing tools and added manufacturing facilities in Poole and Aberdeen, in the United Kingdom; Perth, Australia; and Singapore. Additionally, the Company began offering its "TEM(TM)" cementing equipment and fabricating nitrogen pumping units in Tulsa, Oklahoma, in December 1997, when it acquired Tulsa Equipment Manufacturing Company.

   The Company's acquisition of Eastern Oil Tools Pte. Ltd. in June, 1998 also added perforating guns to its offering of products. Additionally, the Company acquired Weston Oilfield Engineering Limited in Norwich, United Kingdom, in December 1998, which strengthened its coiled tubing unit refurbishing, servicing and spare parts business, as well as added new cryogenic nitrogen technologies.

   The Company has a history of engineering new technologies and products for its Coiled Tubing and Wireline Products markets. It recently introduced the DSH "Sidedoor" Stripper/Packer, which allows packer and bushing replacement while the operator has coiled tubing in the wellbore, and the CT Slimhole BHA Jetting Tool Assembly, a small diameter jetting tool which can traverse small diameter well completion configurations. The Company's coiled tubing product offering also includes sophisticated downhole tools engineered to enable oil and gas producers to re-enter complex multilateral wells, to install coiled tubing velocity strings, to bypass electrical submersible pumps, and to perform a variety of other remediation and completion activities utilizing coiled tubing. One such product, the MLR(TM) system, was awarded a Meritorious Award for Engineering Innovation at the 1996 Offshore Technology Conference in Houston, Texas. Management believes that high-productivity multilateral drilling will continue to grow.

   The Company's customers for Coiled Tubing and Wireline Products include almost all major oil and gas coiled tubing service companies, as well as major oil companies, national oil companies, and small independents. No single customer accounted for more than 10% of the Company's revenue in 1999. Competitors in Coiled Tubing & Pressure Control Products include Stewart & Stevenson, Maritime Hydraulics, Elmar, ASEP, IRI International and several smaller competitors.

Pipeline and Other Industrial Services

   Pipeline and Other Industrial Services generated approximately $37 million, $54 million, and $61 million in revenue, or approximately 10%, 10%, and 12% of the Company's total revenue, for the years ended December 31, 1999, 1998, and 1997, respectively. The Company's Pipeline and Other Industrial Services provides a wide variety of industrial inspection services, including in-place inspection services of oil, gas and product transmission pipelines, and technical industrial inspection, monitoring, and quality assurance services for the construction, operation, and maintenance of major projects in energy-related industries.

   Pipeline Services. In-place inspection services for oil and gas pipelines identify anomalies in the pipelines without removing or dismantling the pipelines or disrupting the product flow, giving customers a convenient and cost-effective method of identifying potential defects in pipelines. The Company inspects pipelines by launching a sophisticated survey instrument into the pipeline. Propelled by the product flow, the instrument uses electromagnetics, ultrasonics, and mechanical measurements received on digital and analog media to monitor the severity and location of internal and external pitting-type corrosion as well as anomalies in the pipeline, providing a basis for evaluation and repair by the customer. Once the test is complete, the survey instrument is returned to the Company, refurbished and used for future pipeline inspections.

   Demand for the Company's pipeline services is somewhat dependent on commodity prices, which affects funds available for discretionary pipeline inspection and maintenance expenditures by many pipeline operators. This dependence is most pronounced in international markets. Additionally, significant consolidation in the pipeline industry has caused many pipeline operators to defer inspections in recent years as they re-evaluate their pipeline maintenance programs following mergers and acquisitions. Management believes there are growth opportunities for the Company's Pipeline Services due to the aging of the worldwide pipeline network, and construction of new pipelines. U.S. regulatory inspection requirements and an extensive pipeline infrastructure in Eastern Europe are additional industry factors expected to contribute to the growth of the Company's Pipeline Services. Additionally, management believes that the Company's new digital TruRes(R) inspection technology and other new software and survey products will provide growth opportunities. The TruRes(R) technology applies advanced digital computer technology and other advancements within the body of the inspection tool to provide greater measurement sampling density and pipe-body coverage.

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

   The Company's Pipeline & Other Industrial Services customers include most major pipeline operators, national oil and gas companies, and various nuclear power plant operators. No customer accounted for more than 10% of the Company's revenues in 1999. The Company's primary competitors include Pipeline Integrity International; H. Rosen Engineering GmbH; 3P Service; Magpie Systems, Inc.; and BJ Services. Management believes the major competitive factors for Pipeline Services are reputation for quality, service, reliability of obtaining a successful survey on the first run, product technology, price, and technical support on survey interpretation.

1999 Acquisitions

   In 1999, Tuboscope made the following acquisitions:

                                                                     Date of
              Acquired Entity/Assets               Product Line    Acquisition
              ----------------------               ------------    -----------
   Manufacturas Rowi, C.A. (Rowica)............. Solids Control   January 1999
   AGR Group PS................................. Tubular Services February 1999
   Geo-Ray Oilfield Inspections, LTD............ Tubular Services February 1999
   Solids control assets of Newpark Resources
    Inc. ....................................... Solids Control   November 1999

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

   The Company's tubular service customers include major and independent oil and gas companies, national oil companies; oilfield equipment and product distributors and manufacturers; drilling and workover contractors, oilfield service companies, pipeline operators, steel mills, and other industrial companies. Certain tubular inspection and tubular coating products and services often are incorporated as a part of a tubular package sold by tubular supply stores to end users. The Company primarily has direct operations in the international marketplace, but operates through agents in certain markets.

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

   The Company's Coiled Tubing and Wireline Products primarily are sold directly to end users through a worldwide Coiled Tubing and Wireline Products sales organization. The Company also has in place certain exclusive alliances with major oilfield service companies to provide pressure control equipment.

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

   In 1996, the Company engineered, manufactured, and delivered the first coiled tubing units designed specifically to drill wells. The Company continues to invest in technology to improve and expand coiled tubing drilling, and holds a number of patents in both coiled tubing drilling and conventional coiled tubing unit designs. Additionally, the Company holds a number of patents related to the manufacture and design of pressure control equipment. The Company has joint development agreements for the proprietary SAFECONN(TM) connector system which permits the safe deployment of long perforating guns into live wells. The Company, through its Pressure Control Engineering subsidiary, also offers a wide array of coiled tubing completion and fishing tools, including its patented multi-lateral reentry (MLR(TM)) system, its Stiffline 2000(TM) coiled tubing velocity string wellhead hanger system, and its HAPPI(TM) coiled tubing hydraulic anchor push-pull intensifier. The Company has a wide complement of patented blow out preventors and ancillary equipment for coiled tubing and wireline.

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

   The Company's TruRes(R) technology employs a patented state of the art high resolution pipeline inspection tool and next-generation magnetic flux leakage technology to provide enhanced defect characterization. The Company's copyrighted Linalog(R) Plus technology computer enhancement technique adds the ability to integrate computer analysis into conventional pipeline inspection technology and the Company's copyrighted Linacron above ground marker system tracks the progress of smart "pigs" through a pipeline.

   The Company was first to offer state-of-the-art defect sensor and digital processing technology with the introduction of it's patented full body ultrasonic inspection system Truscope(TM), which provides 100% ultrasonic coverage at a rate up to 200 feet per minute with enhanced defect detection. This advanced technology along with technologies and software used in the Company's other ultrasonic tubular inspection systems (Utron, Vetcoscan, and NAT Eagle) is designed to inspect heavywall or nonmagnetic tubing, casing and in-line pipe for manufacturing defects where the effectiveness of electromagnetic inspection is limited.

   The Company's electromagnetic tubular inspection system, known as Amalog(R) IV, performs four separate inspections in one semi-automated process: the Sonoscope(R) section detects transverse defects, which are flaws aligned across the pipe; the Amalog(R) section detects flaws with longitudinal dimensions; the Isolog(R) section detects variations in the thickness of the wall of the pipe; and the grade verifier section compares each length with a standard to determine whether all the pipe is of the same metallurgical grade. In addition, the Company's Truscope ultrasonic inspection system was the first to offer full body ultrasonic inspection at speeds up to 150 feet per minute. The advanced electronics and software developed for this system is now being utilized in other ultrasonic systems offered by the Company.

   The equipment and technology used in the Company's ultrasonic tubular inspection systems (U-Tron(R), SOS Ultrasonic Inspection Unit, Vetcoscan(R) and NDT(TM) Eagle) is designed to inspect heavywall or non-magnetic tubing, casing and line pipe for manufacturing defects, where the effectiveness of electromagnetic inspection is limited. The Company's ultrasonic capabilities were further enhanced with the introduction of its Endsonic(R) technology for ultrasonic end area inspection in 1994, and its patented full body ultrasonic inspection unit (Truscope(R)) which provides 100% ultrasonic coverage at a rate of up to 200 feet per minute.

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

Engineering and Manufacturing

   The Company manufactures or assembles the equipment and products which it leases and sells to customers, and which it uses in providing solids control, inspection, tubular coating, and pipeline inspection services. In addition to producing new solids control equipment and products, the Company produces spare parts for its solids control equipment and the Company manufactures tubular inspection equipment and instrumented pipeline inspection tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Conroe, Texas; Evangeline, Louisiana; Aberdeen, Scotland. The Company manufactures screens used in its solids control operations and for sale to others at its New Iberia, Louisiana; Conroe, Texas; Leduc, Alberta; and Trinidad facilities. The Company manufactures coiled tubing units, wireline units, pressure pumping equipment and pressure control equipment at its Fort Worth, Texas; Conroe, Texas; Tulsa, Oklahoma; Aberdeen, Scotland; Singapore; Perth, Australia; and Poole, England facilities. The Company manufacturers fiber glass tubulars and fittings at its San Antonio, Texas and Big Spring, Texas facilities. The Company manufactures its tubular coatings in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers.

   Certain of the Company's manufacturing facilities and certain of the Company's products have various certifications, including, ISO 9001, API and ASME.

Raw Materials

   The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are readily available at competitive prices from numerous sources.

Backlog

   The Company's backlog is based upon anticipated revenues from customer orders that the Company believes are firm and scheduled for shipment within twelve months. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company, and orders may be changed at any time. As of December 31, 1999, the Company's backlog of Coiled Tubing and Wireline Products was $17.9 million, a decline of $21.2 million from the $39.1 million in backlog as of December 31, 1998. Backlog amounts in the Company's other product lines are not meaningful indicators of future business.

Environmental Matters

   The Company's inspection, coating and solids control services routinely involve the handling and disposal of chemical substances and waste materials, some of which may be considered to be hazardous wastes. These potential hazardous wastes result primarily from the use of mineral spirits to clean pipe threads during the tubular inspection process and from the coating process, and the handling of and, in normal cases, the disposal of drilling fluids and cuttings on behalf of the drillers and/or producers.

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

   Pursuant to an agreement executed as part of the acquisition of the Company in 1988 from Minstar Inc. ("Minstar"), Minstar has agreed, subject to certain limitations concerning the time for submitting claims and the amount of losses to be covered as described below, to indemnify the Company with respect to all losses, liabilities, damages and expenses incurred in connection with, arising out of or resulting from the production, use, generation, emission, storage, treatment, transportation, disposal or other handling or disposition or migration of any kind of any toxic or hazardous wastes at any time prior to the closing of the 1988 acquisition date. Claims for indemnification were required to be made before May 13, 1992. Minstar is obligated to indemnify the Company for the first $1 million of losses incurred by the Company and fifty percent of losses in excess of $2 million. The Company is solely responsible for the second $1 million of losses incurred and fifty percent of losses in excess of $2 million. See "Item 3--Legal Proceedings" for a description of the indemnity to be provided by Minstar with respect to actions, suits, litigation, proceedings or governmental investigations which may also apply to certain environmental matters.

Employees

   The Company's total workforce at December 31, 1999 was 3,366. This workforce represented a reduction of 23% from 4,372 at December 31, 1998. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

   The following is a description of the Company's major facilities:

                                                                  Size (Approximate
         Location                      Description                   Square Feet)       Owned/Leased
         --------                      -----------                -----------------     ------------

 North America:

 U.S.:

 Kenai, Alaska............ Inspection Facility (Lower Shop)     12,000 on 10 Acres     Owned

                           Inspection Facility (Upper Shop)     14,400 on 11 Acres     Leased

 North Slope (Deadhorse)
  Alaska.................. Inspection, Repair & Service Center  18,400 on 5.25 Acres   Building Owned*

 Bakersfield, California.. Downing St. Inspection Reclamation   7,200 on 6 Acres       Owned
                           Facility

                           Downing Street Inspection & Storage  8,690 on 6.67 Acres    Leased

                           Fairhaven Ave. Offices & Warehouse   8,400 on 5.14 Acres    Leased

                           Wear St. Inspection Reclamation      5 Acres                Leased
                           Yard

 Santa Paula, California.. Inspection & Reclamation Facility    8,000 on 12 Acres      Owned

 Amelia, Louisiana........ Coating Plant, Inspection & Storage  85,000 on 35 Acres     Building Owned*
                           Facilities

 Harvey, Louisiana........ Coating Plant & Inspection Facility  53,000 on 7 Acres      Owned & Leased

 Lafayette, Louisiana..... Highway 90 East Complex: Service     12,075 on .98 Acres    Owned
                           Facility, Warehouse &
                           Administrative Offices

                           Solids Control Office & Warehouse    20,000 on 2 Acres      Leased
                           Facility

 Lake Arthur, Louisiana... Solids Control Service & Rework      7,800 on .5 Acres      Leased
                           Facility

 Lake Charles, Louisiana.. Solids Control Office &              12,000 on 2 Acres      Leased
                           Manufacturing Facility

 Morgan City, Louisiana... Inspection Facility                  42,400 on 3 Acres      Building Owned*

 New Iberia, Louisiana.... Solids Control Manufacturing &       25,500 on 3.4 Acres    Owned
                           Warehouse Facility

 New Orleans, Louisiana... Solids Control Office & Service      6,000 on .5 Acre       Leased
                           Facility

 Hobbs, New Mexico........ Inspection Facility                  7,866 on .31 Acres     Owned

 Edmond, Oklahoma......... Coating Plant                        40,000 on 19 Acres     Owned

 Oklahoma City, Oklahoma.. Inspection Facility                  6,000 on 5 Acres       Owned

 Tulsa, Oklahoma.......... Nitrogen Units & Pump Manufacturing  40,700 on 4.47 Acres   Leased
                           Facility, Warehouse & Offices

 Arlington, Texas......... Fabrication Center                   28,975 on 1.6 Acres    Leased

 Big Spring, Texas........ Fiberglass Tubular Manufacturing     39,000 on 12 Acres     Owned
                           Plant & Administrative Offices

 Conroe, Texas............ Solids Control & Pressure Control    160,000 on 30.49 Acres Owned
                           Manufacturing Facility, Warehouse,
                           Administrative & Sales Offices &
                           Engineering Labs

 Corpus Christi, Texas.... Inspection Facility                  20,800 on 4 Acres      Owned

 Fort Worth, Texas........ Coiled Tubing Manufacturing          75,200 on 9.67 Acres   Owned
                           Facility, Warehouse, Administrative
                           & Sales Offices

 Houston, Texas........... Holmes Road Complex: Manufacturing,  300,000 on 50 Acres    Owned
                           Warehouse, Corporate Offices,
                           Coating Manufacturing Plant &
                           Pipeline Services

                           Engineering/Technical Research       76,000 on 6 Acres      Owned
                           Center

                           Highway 90: Coating Plant            83,000 on 43 acres     Leased


                                                                   Size (Approximate
       Location                      Description                     Square Feet)       Owned/Leased
       --------                      -----------                   -----------------    ------------

 Houston, Texas
  (Cont'd)..........  Sheldon Road Complex: Administrative       137,000 on 94 Acres   Land Owned**
                      Offices, Inspection & Storage Facilities                         Building Leased

                      SOS Inspection Facility                    32,000 on 31 Acres    Owned

                      Brandt/Southwest Complex: Manufacturing    40,700 on 4.47 Acres  Leased
                      & Remanufacturing Facility,
                      Administrative & Sales Offices

                      Hardy Road Complex: Inspection Facility,   19,734 on 14 Acres    Owned
                      Manufacturing Warehouse, Administrative
                      Offices & Engineering

 Midland, Texas.....  Coating Plant, Reclamation Facility &      87,000 on 25 Acres    Owned
                      Technical Service Building

 Odessa, Texas......  Inspection Pipe Storage Yard & Ancillary   12,000 on 23.2 Acres  Leased
                      Service Facility

 San Antonio, Texas.  Fiberglass Tubular Manufacturing Plant,    76,529 on 19.57 Acres Owned
                      R & D Lab, Administrative Offices

 Snyder, Texas......  Inspection Facility                        3,200 on .55 Acres    Owned

 Casper, Wyoming....  Inspection Facility                        91,720 on 29 Acres    Owned

 Evanston, Wyoming..  Inspection Facility and Pipe Storage       11,000 on 18 Acres    Building
                      Yard                                                             Owned*

 Canada:

 Bonnyville,
  Alberta...........  Solids Control & Pipe Reclamation          13,500 on 3 Acres     Leased
                      Facility

 Brooks, Alberta....  Inspection Reclamation Facility            8,000 on .25 Acres    Leased

 Calgary, Alberta...  Inspection Facility-- Office & Warehouse   20,000 on .63 Acres   Owned

                      Solids Control Sales Offices               7,758 in office tower Leased

 Drayton Valley,
  Alberta...........  Inspection Office & Warehouse              5,000 on 1 Acre       Leased

 Grande Prairie,
  Alberta...........  Solids Control & Inspection Warehouse      5,800 on 1.5 Acres    Leased
                      Facility

 Leduc, Alberta.....  Solids Control Trucking Division           9,855 on 1.21 Acres   Leased

                      Solids Control Trucking Storage Yard       2 Acres               Leased

 Leduc, Alberta.....  Solids Control Equipment Rental &          35,730 on 9.29 Acres  Leased
                      Services Facility

                      Geo-Ray Inspection Facility                10,000 on 11.8 Acres  Leased

 Lloydminister,
  Alberta...........  Inspection Facility Office, Warehouse, &   8,750 on 10 Acres     Leased
                      Yard

 Nisku, Alberta.....  Coating Plant, Inspection Facility,        114,000 on 30 Acres   Owned

                      Pipeline Services & Pipe Storage Yard      11,500 on 2.8 Acres   Owned

 Nisku, Alberta.....  Solids Control Equipment Rental &          35,730 on 9.29 Acres  Owned
                      Services Facility

 Nisku, Alberta.....  Shop & Maintenance, Administrative &       10,000 on 2 Acres     Leased
                      Sales Offices

 Provost, Alberta...  Inspection, Cleaning, Threading Repair     8,750 on .18 Acres    Leased
                      Facility

 Red Deer, Alberta..  Geo-Ray Inspection Facility                14,800 on 15 Acres    Leased

 Slave Lake,
  Alberta...........  Inspection Warehouse                       2,000 on 1 Acre       Leased

 Estevan,
  Saskatchewan......  Solids Control Rental Facility             3,001 on .30 Acres    Leased


                                                                      Size (Approximate
            Location                         Description                 Square Feet)      Owned/Leased
            --------                         -----------              -----------------    ------------

International:

Latin
 America:

Argentina:

Plaza Huincul, Neuquen State...  Reclamation & Inspection Facility   2,000 on 2.3 Acres   Leased

Comodoro Rivadavi, Chubut
 State.........................  Reclamation & Inspection Facility   18,800 on 1.6 Acres  Leased

Los Perales, Santa Cruz State..  Tubing & Sucker Inspection Rod      700 on 2.47 Acres    Leased
                                 Yard

Bolivia:

Santa Cruz de la Sierra,.......  Solids Control Yard, Warehouse, &   18,000 on 1.72 Acres Leased
                                 Office

Andres Ibanez State............

Colombia:

Neiva, Columbia................  Solids Control Yard & Warehouse     53,820               Leased

Yopal, Colombia................  Solids Control Warehouse, Storage   68,890 on 3.75 Acres Leased

Equador:

Quito..........................  Solids Control Office, Warehouse &  1,184                Leased
                                 Service facility

Peru:

Iquitos, Maynas................  Solids Control Office & Warehouse   9,187                Leased

Trinidad:

Couva, Trinidad................  Screens Manufacturing Facility      8,073 on .5 Acres    Leased

San Fernand, Trinidad..........  Solids Control Sales & Service      7,000 on .28 Acres   Leased
                                 Facility

Venezuela:

Anaco, Venezuela...............  Solids Control Facility             1 Acre               Owned

                                 Inspection Facility                 600 on 2.5 Acres     Leased

La Candelaria, Venezuela.......  Waste Management Facility           14.8 Acres           Leased

La Canada, Venezuela...........  Undeveloped Land For Waste          27.9 Acres           Owned
                                 Management Facility

Maracaibo, Venezuela...........  Solids Control Facility             25,000 on 1 Acre     Owned

Tia Juana, Venezuela...........  Inspection Facility                 1.5 Acres            Leased

Far
 East:

Australia:

Perth, Western Australia.......  Administrative Offices              20,552               Leased

Perth, Western Australia.......  Coiled Tubing & Wireline Products   11,836               Leased
                                 Warehouse

Singapore:

Jurong, Singapore..............  Coating Plant & Inspection          50,644 on 8 Acres    Building Owned*
                                 Facility

Tuas, Singapore................  Coiled Tubing & Wireline Products   66,938               Building Owned*
                                 Manufacturing & Administrative
                                 Facility

Europe:

France:

Berlaimont, France.............  Coating Plant                       44,000 on 16 Acres   Owned

Germany:

Celle, Germany.................  Inspection Facility,                43,560 on 12 Acres   Building Owned*
                                 Administrative & Engineering
                                 Offices

Gladbeck, Germany..............  Coating Plant                       25,635 on 4 Acres    Owned


                                                                      Size (Approximate
        Location                         Description                     Square Feet)      Owned/Leased
        --------                         -----------                  -----------------    ------------

Netherlands:

Coevorden, Netherlands..  Inspection Reclamation & Repair Facility   53,361 on 2 Acres    Leased

Norway:

Floro...................  Inspection/Cleaning Hall                   10,000 on 1 Acre     Building Owned*

Agotnes.................  Inspection/Cleaning Hall                   7,000 on 1 Acre      Building Owned*

United Kingdom:

Bordon, England.........  Pipeline Services Center                   12,000 on .75 Acres  Building Owned*

Dorset, England.........  Coiled Tubing & Pressure Control           12,700 on .33 Acres  Leased
                          Manufacturing, Administrative & Sales

Martham, England........  Coiled Tubing & Nitrogen Units             10,000 on .46 Acres  Leased
                          Manufacturing, Administrative & Sales

Aberdeen, Scotland......  Inspection Facility, Coating Plant,        45,209 on 10 Acres   Owned
                          Manufacturing, Administrative & Sales

                          Solids Control Manufacturing Facility      58,800 on 6.25 Acres Leased
                          Assembly, Administrative, Sales

                          Coiled Tubing & Pressure Control           26,000 on 1.65 Acres Owned
                          Manufacturing, Administrative & Sales

Middle East:

Saudi Arabia:

Al Khobar, Saudi Arabia.  Reclamation, Inspection Facility & Offices 340,203 on 8 Acres   Leased

-------
*  Building owned subject to a ground lease.

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

   The Company is a defendant in litigation in the United States District Court for the Southern District of Texas, Houston Division, styled Derrick Manufacturing Corporation vs. Advanced Wirecloth, Inc., Environmental Procedures, Inc. dba SWECO Oilfield Services, Vincent D. Leone, and William S. Cagle; Civil Action No. 942417 which is a consolidated action, having consolidated Civil Action No. 95-3653 into that Civil Action. Plaintiff asserts a number of claims related to the Company's screen manufacturing and its solids control business including: (1) infringement of United States Patent No. 4,575,421; (2) trademark infringement under 15 U.S.C. (S) 1114,
Section 32 of the Lanham Act; (3) unfair competition under 15 U.S.C. (S) 1125(a), Section 43(a) of the Lanham Act; (4) state common law unfair competition; and (5) violation of Texas' Anti-Dilution Act. Plaintiff has asked for an unspecified amount of damages arising from these claims as well as a permanent injunction, as asserted in the original action as well as claims including: (1) infringement of United States Patent No. 5,417,859; (2) trademark infringement under 15 U.S.C. (S)1114, Section 32 of the Lanham Act;
(3) unfair competition under 15 U.S.C. (S)1125(a), Section 43(a) of the Lanham Act; (4) state common law unfair competition; (5) false marking of Advanced's and SWECO's screens with U.S. Patent No. 5,385,669 in violation of 35 U.S.C.(S)292(a); and (6) violation of Texas' Anti-Dilution Act. Plaintiff has asked for an unspecified amount of damages arising from these claims as well as for preliminary and permanent injunctions. The Company believes it has strong defenses to all of Derrick's allegations, and that based on these defenses and insurance, the result from this litigation will not have a material adverse effect on the Company's results of operations or financial condition. This action is being vigorously contested, and the costs of defense are being provided by the insurance carriers.

   On or about August 3, 1999, a stockholder of Newpark Resources, Inc., Jason Golz, filed a purported class action complaint in United States District Court, Eastern District of Louisiana, against Newpark; the Board of Directors of Newpark; the Company; SCF-IV, L.P., a limited partnership the general partner of which is SCF Partners, L.P.; and L.E. Simmons, a principal of SCF Partners, L.P. Mr. Simmons is the Chairman of the Company. The complaint alleged, among other things, that the Company breached its purported fiduciary duties as a major stockholder to the Newpark public stockholders by negotiating an unfair and inadequate price to be paid to Newpark stockholders in the previously proposed merger of the Company and Newpark, encouraging the Newpark Board of Directors to recommend the proposed merger and improperly placing undue pressure on Newpark and its public stockholders to approve the merger. The complaint sought an injunction against the proposed merger of Newpark and the Company, compensatory damages and/or recissory damages. The case was administratively dismissed by the Court on October 20, 1999 to allow for continued settlement discussions between plaintiffs and defendants. Newpark and the Company agreed to terminate the merger agreement relating to the proposed merger in November 1999. The order dismissing the case required that, in the event the case did not settle, action be taken by January 20, 2000 to reinitiate the lawsuit. No action was taken to reinitiate the lawsuit by that date and, as Newpark and the Company agreed to terminate the merger agreement relating to the proposed merger in November 1999, the Company believes that there are no grounds upon which to reinitiate the former claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKETS FOR REGISTRANT'S COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is reported on the New York Stock Exchange
(NYSE) under the symbol "TBI". The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the NYSE:

                                                   1999              1998
                                            ------------------ -----------------
                                              High      Low      High     Low
                                            --------- -------- -------- --------
     1st Quarter........................... $11 7/16  $ 5 1/8  $23      $16 7/8
     2nd Quarter...........................  14 13/16   7 7/8   26 1/4   19 1/4
     3rd Quarter...........................  16 7/16   12 7/16  22 1/4    9 3/16
     4th Quarter...........................  16 3/8    10 7/8   13 7/16   6 3/4

   The closing price of the Company's common stock on February 11, 2000 was $15 9/16. The approximate number of stockholders of record on February 11, 2000 was 214.

   Holders of Tuboscope Common Stock are entitled to such dividends as may be declared from time to time by the Tuboscope Board of Directors out of funds legally available therefor. The Company has not declared or paid any dividends on its common stock since its inception and does not currently plan to declare or pay any dividends. The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock until all mandatory prepayments have been made from excess cash flow and the total funded debt to capital ratio is not greater than 40%. The Company's total funded debt to capital ratio (as defined under the agreement) was 41.2% at December 31, 1999. The Company was therefore prohibited from paying dividends under the terms of its Senior Credit Agreement at December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

   The information below is presented in order to highlight significant trends in the Company's results from operations and financial condition.

                                           Years Ended December 31,
                                 ----------------------------------------------
                                   1999      1998     1997     1996      1995
                                 --------  -------- -------- --------  --------
                                     (Dollars in thousands, except ratio
                                             and per share data)
Statement of Operations Data:
Revenue........................  $385,474  $567,701 $525,231 $341,431  $190,015
Cost of Sales..................   308,730   413,348  362,251  243,854   138,367
Gross Profit...................    76,744   154,353  162,980   97,577    51,648
Selling, general and
 administrative expense........    46,534    54,534   51,475   35,662    20,732
Research and engineering costs.    11,367    12,738   10,580    6,595     3,456
Write-off of assets and
 restructure costs.............     7,808       --       --    76,601       --
                                 --------  -------- -------- --------  --------
Operating profit (loss)(1).....    11,035    87,081  100,925  (21,281)   27,460
Interest expense...............    18,181    18,122   14,456   13,414    12,328
Other (income) expense, net....       738     1,848    1,520      293       (73)
                                 --------  -------- -------- --------  --------
Income (loss) before income
 taxes and extraordinary loss..    (7,884)   67,111   84,949  (34,988)   15,205
Provision (benefit) for income
 taxes.........................      (728)   25,166   31,845    8,238     6,386
                                 --------  -------- -------- --------  --------
Income (loss) before
 extraordinary loss............    (7,156)   41,945   53,104  (43,226)    8,819
Extraordinary loss, net of
 income tax....................       --        --       --    (6,373)      --
                                 --------  -------- -------- --------  --------
Net income (loss)..............    (7,156)   41,945   53,104  (49,599)    8,819
Dividends applicable to
 redeemable preferred stock....       --        --       --       --        700
                                 --------  -------- -------- --------  --------
Net income (loss) applicable to
 common stock..................  $ (7,156) $ 41,945 $ 53,104 $(49,599) $  8,119
                                 ========  ======== ======== ========  ========
Basic earnings (loss) per
 common share..................  $  (0.16) $   0.94 $   1.22 $  (1.35) $    .44
                                 ========  ======== ======== ========  ========
Dilutive earnings (loss) per
 common share..................  $  (0.16) $   0.89 $   1.14 $  (1.35) $    .44
                                 ========  ======== ======== ========  ========
Other Data:
EBITDA(2)......................  $ 52,236  $116,084 $125,515 $ 72,633  $ 42,570
Earnings (loss) per common
 share before goodwill
 amortization..................  $   0.00  $   1.03 $   1.24 $  (1.27) $   0.55
Ratio of EBITDA to interest
 expense(3)....................      2.9x      6.4x     8.7x     5.4x      3.5x
Ratio of earnings to fixed
 charges(4)....................      1.0x      4.2x     6.0x     3.5x      2.0x
Depreciation and amortization..  $ 34,131  $ 30,851 $ 26,110 $ 17,606  $ 15,037
Capital expenditures...........  $ 11,365  $ 39,792 $ 35,190 $ 18,681  $  7,645

Balance Sheet Data (end of
 period):
Working capital................  $ 86,822  $114,099 $ 81,294 $ 74,393  $ 44,623
Total assets...................   676,039   712,172  686,167  505,165   306,679
Total debt.....................   233,335   250,744  218,377  184,743   111,617
Preferred stock................       --        --       --       --     10,175
Common stockholders' equity....   333,497   339,074  300,033  218,902   121,441

--------
(1) The 1996 operating loss includes $63.1 million of charges for the write-off of certain assets, $11.3 million of Drexel transaction costs, and $2.2 million of charges for the write-off of Italian operations. Excluding these costs, operating profit in 1996 was $55.3 million. The 1999 operating profit includes $7.8 million of transaction costs and write-offs associated with the terminated Newpark merger. Excluding these costs, operating profit was $18.8 million.

(2) "EBITDA" means earnings before interest, taxes, depreciation, amortization, restructuring charges, write-off of long-lived assets, transaction costs, write-off of Italian operations and extraordinary items and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt.

(3) Ratio of EBITDA to interest expense represents an industry ratio that provides an investor with information as to the Company's current ability to meet its interest costs.

(4)  For the purpose of this calculation, "earnings" consist of net income
     (loss) before income taxes, write-off of long-lived assets, transaction costs, write-off of Italian operations, restructuring charges, extraordinary items, and fixed charges. "Fixed charges" consist of interest expense and amortization of debt discount and related expenses believed by management to be representative of the interest factor thereon. Earnings were insufficient to cover fixed charges by $7.9 million in 1999 if the transaction costs and write-offs associated with the terminated Newpark merger are included in earnings. Earnings were insufficient to cover fixed charges by $35.0 million in 1996 if the write-off of long-lived assets, transaction costs, and the write-off of Italian operations are included in earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

 Operating Environment Overview:

   The Company's results are dependent on the level of worldwide oil and gas drilling and production activity, the price of oil and gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance and construction activity, and worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

                                                                    %      %
                                                                  1999 v 1999 v
                                             1999*  1998*  1997*   1998   1997
                                             ------ ------ ------ ------ ------
   Rig Activity:
     U.S....................................    623    829    944 -24.8% -34.0%
     Canada.................................    246    261    374  -5.7% -34.2%
     International..........................    588    756    810 -22.2% -27.4%
                                             ------ ------ ------ ------ ------
     Worldwide..............................  1,457  1,846  2,128 -21.1% -31.5%

   Workover Rig Activity:
     U.S....................................    835  1,088  1,422 -23.3% -41.3%
     Canada.................................    253    251    357   0.8% -29.1%
                                             ------ ------ ------ ------ ------
     North America..........................  1,088  1,339  1,779 -18.7% -38.8%

   West Texas Intermediate Crude (per
    barrel)................................. $19.20 $14.39 $20.63  33.4%  -6.9%
   Natural Gas Prices $/mbtu................ $ 2.33 $ 2.09 $ 2.49  11.5%  -6.4%

--------
* Averages for the years indicated. The source for rig activity information was Baker Hughes Incorporated ("BHI"), and the source for oil and gas prices was The Wall Street Journal.

   During the fourth quarter of 1998, the inflation adjusted price of oil declined to levels not seen since the 1930's (according to the American Petroleum Institute). Oil prices declined from the first quarter of 1998 to the fourth quarter of 1998 and remained low through the first quarter of 1999. Oil prices began to recover in the second quarter of 1999 and improved throughout the last half of 1999. Nevertheless, the decline in oil prices had a major detrimental effect on the 1999 and 1998 average rig counts in the U.S. and Canada, with the U.S. rig count reaching a decade low 523 rigs and the Canadian rig count dropping to 104 rigs in the second quarter of

1999. Average 1999 U.S. and Canadian rig counts were down 25% and 6%, respectively, from rig activity in 1998. In addition, the international rig activity declined 22% and 7% in 1999 and 1998, respectively, compared to prior year levels.

   With the improvement in oil prices in the second half of 1999, the average quarter rig activity in the U.S. increased for the first time in six quarters during the third quarter of 1999. The improvement continued in the fourth quarter in both the U.S. and Canada, as rig activity in North America was up 37% during the second half of 1999 compared to the first half of 1999. However, this improvement was offset by a declining international market which was down 7% in the second half of 1999 compared to the first half of the year. During the first month of 2000, rig activity has continued to improve in North America while remaining weak in certain international markets, such as the United Kingdom part of the North Sea.

   The recent recovery in oil prices is primarily the result of an agreement between certain major oil producers to limit worldwide oil production. There can be no assurances that these producers will comply with the self-imposed limitations on oil production or that the improvement in oil prices will stabilize or continue. The recent improvement in West Texas Intermediate Crude Oil prices had a positive impact on financial results for North America operations during the fourth quarter of 1999 and is expected to have a positive impact on financial results for North America operations during the first quarter of 2000. However, such impact has been, and may continue to be, offset to some extent by continued weak international markets, including, in particular, the North Sea market.

   The following table details the U.S., Canada, and International rig activity and West Texas Intermediate Oil prices for the past three years:

    [BAR CHART OF INDUSTRY TRENDS: RIG COUNTS AND OIL PRICES APPEARS HERE]

   Source:  Rig count: BHI
            West Texas Intermediate Crude Price: Wall Street Journal.

   As prices for oil and gas and the related rig activity declined in 1998 and remained low in the first quarter of 1999, the Company and others in the industry experienced a substantial reduction in demand for their products and services. In response to the significant decline in activity in the oil and gas industry, the Company reduced its workforce by approximately 35% from 5,185 at January 1, 1998 to 3,366 at December 31, 1999.

Results of Operations

 Year Ended December 31, 1999 vs. Year Ended December 31, 1998

   Revenue. Revenue for the year ended December 31, 1999 was $385.5 million, a decrease of $182.2 million, or 32.1%, compared to 1998 revenue of $567.7 million. The 1999 results were adversely impacted for much of the year by the depressed oil and gas industry as indicated by the low worldwide rig activity discussed above. The drop in 1999 rig activity was especially heavy in some of the Company's most significant markets including the U.S. (25%), Europe (17%), Far East (20%), and Latin America (23%).

   Revenue from the Company's Tubular Services product line, comprised of Inspection, Coating, and Mill Systems and Sales was $158.4 million in 1999, a decrease of $64.4 million, or 28.9%, from 1998 revenue of $222.8 million. The majority of the decline was related to lower revenue in the U.S., Far East, Latin America, and European operations due to the low activity and price erosion in these markets. The decline was slightly offset by an increase in Canada inspection operations as Canadian rig activity increased in the second half of 1999 compared to the prior year period.

   Solids Control Products and Services revenue was $116.4 million in 1999, a decrease of $53.0 million, or 31.3%, from 1998 revenue of $169.3 million. Lower drilling activity, pricing erosion, and lower levels of capital equipment sales caused the decline, which affected operations worldwide, especially in the U.S., Latin America, and Europe.

   Coiled Tubing and Wireline Products revenue was $74.2 million in 1999, a decrease of $47.3 million, or 38.9%, compared to 1998 revenue of $121.4 million. The decrease was due to a decline in spending by the Company's customers on new coiled tubing and wireline units in response to the depressed oilfield market. The decline was partially offset by the acquisition of Eastern Oil Tools, Pte. Ltd. in June 1998 and Weston Oilfield Engineering Limited in December 1998. As of December 31, 1999, the Company's backlog of Coiled Tubing & Wireline Products was $17.9 million, an increase of 12.6% over backlog of $15.9 million at September 30, 1999. This increase is due to an increase in customer orders as a result of the recent rise in oil and gas drilling activity.

   Pipeline and Other Industrial Service revenue was $36.6 million in 1999, a decrease of $17.6 million, or 32.6%, compared to $54.2 million in 1998. This decrease was due to lower industrial inspection revenue in Saudi Arabia and lower Pipeline inspection revenue in Latin America in 1999 compared to 1998.

   Gross Profit. Gross profit was $76.7 million (19.9% of revenue) in 1999 compared to $154.4 million (27.2% of revenue) in 1998. The decline in the 1999 gross profit dollars and percentages was due to the lower revenue discussed above.

   Selling, General, and Administrative Costs. Selling, general, and administrative costs were $46.5 million for 1999, a decrease of $8.0 million, or 14.7%, compared to 1998 costs. Lower selling, general, and administrative costs were due to cost controls and headcount reductions, which were implemented in 1998 and continued in 1999 in response to market conditions.

   Research and Engineering Costs. Research and engineering costs were $11.4 million for 1999, a decrease of $1.4 million, or 10.8%, compared to 1998 costs. The decline was due to the completion of certain engineering projects in 1998 and cost control measures implemented in 1998 and continued in 1999.

   Transaction Costs and Write-Offs. During the fourth quarter of 1999, the Company and Newpark Resources, Inc. ("Newpark") announced that they had jointly elected to form operational alliances in key market areas rather than proceed with the proposed merger which was agreed to in June 1999. The transaction costs and write-offs of $7.8 million were costs associated with the proposed Newpark merger and the write-off of the Company's investment in its disposal business, which the Company exited as part of its alliance agreement with Newpark.

   Operating Profit. As a result of the factors discussed above, operating profit decreased $76.0 million from $87.1 million in 1998 to $11.0 million in 1999.

   Interest Expense. Interest expense was $18.2 million in 1999 compared to $18.1 in 1998 as lower debt levels were offset by higher interest rates.

   Other Expense (Income). Net other expense, which includes interest income, foreign exchange, amortization of financing costs, minority interest and other expense (income) resulted in a net expense of $0.7 million in 1999 compared to other expenses of $1.8 million in 1998. The improvement was due mainly to foreign exchange gains in the first quarter of 1999 related to a strong U.S. dollar and the collection of U.S. dollar receivables on the books of foreign entities.

   Provision (Benefit) for Income Taxes. The Company's effective tax benefit was 9.2 % in 1999. This benefit rate is lower than the domestic rate of 35% due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

   Net Income (Loss). Net loss was $7.2 million for 1999 compared to net income of $41.9 million for 1998 due to the factors discussed above.

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

   Research and Engineering Costs. Research and engineering costs of $12.7 million for 1998 were $2.2 million greater than 1997 costs of $10.6 million. The majority of the increase was associated with innovations in solids control screens, shakers and centrifuges, the Company's "Tru Res"(R) high resolution pipeline tools, and development of products for Tubular Services and Coiled Tubing and Pressure Control products.

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

Financial Condition and Liquidity

   For the year ended December 31, 1999, the Company generated $49.7 million of cash from operations as compared to $59.4 million in 1998. The decrease was due to lower net income offset to some extent by a reduction in working capital in 1999 compared to 1998 as the Company focused on minimizing working capital levels, capital spending, and reducing debt in response to market conditions. The Company's principal uses of cash generated from operations were for capital expenditures, acquisitions, and debt payments. At December 31, 1999, working capital was $86.8 million, a decrease of $27.3 million from $114.1 million at December 31, 1998. The decrease in working capital was mainly related to a decline in accounts receivable of $13.6 million and inventory of $15.9 million, offset slightly by a decrease in accounts payable and accrued liabilities of $6.0 million.

   For the twelve months ended December 31, 1999, cash flows used for investing activities were $29.8 million compared to $74.7 million in 1998. Capital expenditures of $11.4 million were primarily related to the Company's new thermal drill-cuttings desorption unit in Colombia and additional "high-resolution" Pipeline inspection tools. Business acquisitions of $13.1 million were related to the acquisition of the Geo-Ray Oilfield Inspection Ltd. (a Canadian based inspection company), Manufacturas Rowi C.A. (a Venezuelan based solids control company), the assets of a Norwegian inspection operation, and the Solids Control assets of Newpark.

   For the twelve months ended December 31, 1999, cash used in financing activities was $23.1 million compared to cash generated of $11.6 million in 1998. The 1999 net cash used in financing activities was principally from net payments on outstanding debt of $25.5 million as the Company concentrated on reducing debt levels in 1999.

   Current and long-term debt at December 31, 1999 was $233.3 million, a net decrease of $17.4 million as compared to December 31, 1998. This decrease was due mainly to payments on the Company's senior term loan facility. The Company's outstanding debt at December 31, 1999 consisted of $100 million under the Company's 7 1/2% Senior Subordinated Notes, $69.1 million of term loans due under the Company's Bank Credit Facility, $45.9 million due under the Company's revolving credit facility, $7.4 million of capital leases related to the acquisition of Solids Control equipment from Newpark, and $10.9 million of other debt.

   The Company had $50.6 million available for borrowing at December 31, 1999 under a $100 million revolving credit facility and $3.0 million available under its $5 million swing line facility, subject to certain financial covenants which limit total borrowing availability. Approximately $5.5 million of the revolving credit and swingline facilities was used for outstanding letters of credit.

   The Bank Credit Facility restricts the Company from paying dividends on its common stock if the ratio of total funded debt to total capital, as defined, exceeds 40%. This ratio was 41.2% at December 31, 1999. The Bank Credit Facility also contains restrictive covenants with respect to interest coverage, debt to capital ratios and net worth. The Company believes that it was in compliance with all such covenants at December 31, 1999.

Year 2000 Update

   In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $471,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company does not believe it has a material exposure to market risk. The Company manages the exposure to interest rate changes by using a combination of fixed rate debt and interest rate swap agreements for almost all variable rate debt. At December 31, 1999, the Company had $233.3 million of outstanding debt. Fixed rate debt included $100.0 million of Senior Notes at a fixed interest rate of 7 1/2%. An additional $90.0 million of outstanding variable rate debt was effectively converted to fixed rate debt through the use of interest rate swap agreements and $40.0 million of variable rate debt was protected through the use of a collar agreement. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at December 31, 1999. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   There is hereby incorporated herein by reference the information appearing under the captions "Proposal 1--Election of Directors" and "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 2000 Annual Meeting to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

   There is hereby incorporated herein by reference the information appearing under the captions "Executive Compensation" of the registrant's definitive Proxy Statement for its 2000 Annual Meeting to be filed with the Commission on or before April 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the registrant's definitive Proxy Statement for its 2000 Annual Meeting to be filed with the Commission on or before April 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy Statement for its 2000 Annual Meeting to be filed with the Commission on or before April 30, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements of the Company

                                                                        Page
                                                                     ----------
Report of Independent Auditors......................................        F-1
Consolidated Balance Sheets at December 31, 1999 and 1998...........        F-2
Consolidated Statements of Operations for the years ended December
 31, 1999, 1998, and 1997...........................................        F-3
Consolidated Statements of Common Stockholders' Equity and
 Comprehensive Income for the years ended December 31, 1999, 1998,
 1997...............................................................        F-4
Consolidated Statements of Cash Flows for the years ended December
 31, 1999, 1998, and 1997...........................................        F-5
Notes to Consolidated Financial Statements.......................... F-6 - F-28


      (2) Financial Statement Schedules:

The information under the following captions is filed as part of this Report:

Schedule I Parent Company Only Condensed Balance Sheets.............        S-1
Schedule I Parent Company Only Condensed Statements of Operations...        S-2
Schedule I Parent Company Only Condensed Statements of Cash Flows...        S-3
Schedule I Parent Company Only Notes to Condensed Financial
 Statements.........................................................        S-4
Schedule II Valuation and Qualifying Accounts.......................        S-5

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

      (3) The list of exhibits contained in the Index to Exhibits are filed as part of this Report--Page 30.

   (b) Reports on Form 8-K

     There were no reports on Form 8-K filed in the fourth quarter of 1999.

                                 EXHIBIT INDEX

 Exhibit No.                       Description                        Note No.
 -----------                       -----------                        --------
  3.1        Second Amended and Restated Bylaws.

  3.2        Second Restated Certificate of Incorporation, dated
              May 13, 1999.

  4.1        Registration Rights Agreement dated May 13, 1988 among   (Note 1)
              the Company, Brentwood Associates, Hub Associates IV,
              L.P. and the investors listed therein.

  4.2        Purchase Agreement dated as of October 1, 1991 between   (Note 2)
              the Company and Baker Hughes Incorporated regarding
              certain registration rights.

  4.3        Exchange Agreement, dated as of January 3, 1996, among   (Note 6)
              the Company and Baker Hughes Incorporated.

  4.4        Registration Rights Agreement dated April 24, 1996       (Note 9)
              among the Company, SCF III, L.P., D.O.S. Partners
              L.P., Panmell (Holdings), Ltd. and Zink Industries
              Limited.

  4.5        Registration Rights Agreement dated March 7, 1997        (Note 10)
              among the Company and certain stockholders of Fiber
              Glass Systems, Inc.

  4.6        Warrant for the Purchase of Shares of Common Stock       (Note 9)
              Expiring December 31, 2000 between the Company and
              SCF III, L.P. regarding 2,533,000 shares, dated
              January 3, 1996.

  4.7        Warrant for the Purchase of Shares of Common stock       (Note 6)
              expiring December 31, 2000 between the Company and
              Baker Hughes Incorporated regarding 1,250,000 shares,
              dated January 3, 1996.

  4.8        Indenture, dated as February 25, 1998, between the       (Note 11)
              Company, the Guarantors named therein and The Bank of
              New York Trust Company of Florida as trustee,
              relating to $100,000,000 aggregate principal amount
              of 7 1/2% Senior Notes due 2008 Specimen Certificate
              of 7 1/2% Senior Notes due 2008 (the "Private
              Notes"); and Specimen Certificate at 7 1/2% Senior
              Notes due 2008 (the "Exchange Notes").

 10.1        Amended and Restated Secured Credit Agreement, dated     (Note 11)
              as of February 9, 1998, between Tuboscope Inc., and
              Chase Bank of Texas, National Association, ABN Amro
              Bank N.V., Houston Agency, and the other Lenders
              Party Thereto, and ABN Amro Bank N.V., Houston Agency
              as Administrative Agent (includes form of Guarantee).

 10.1.1      Form of Amendment No. 1 to Amended and Restated          (Note 13)
              Secured Credit Agreement dated as of March 29, 1999.

 10.1.2      Form of Reaffirmation of Guarantee relating to Amended
              and Restated Secured Credit Agreement dated as of March 29, 1999.

 10.3        Deferred Compensation Plan dated November 14, 1994;      (Note 12)
              Amendment thereto dated May 11, 1998.

 10.4        Employee Qualified Stock Purchase Plan; and First        (Note 5)
              Amendment to Employee Qualified Stock Purchase Plan
              dated March 10, 1994.

 10.5        Amended 1996 Equity Participation Plan                   (Note 14)

 10.5.1      Form of Non-qualified Stock Option Agreement for         (Note 7)
              Employees and Consultants; Form of Non-qualified
              Stock Option Agreement for Independent Directors.

 10.6        DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd.     (Note 8)
              Non Statutory Stock Option Agreement.

 10.7        Amended and Restated Stock Option Plan for Key           (Note 3)
              Employees of Tuboscope Vetco International
              Corporation; Form of Revised Incentive Stock Option
              Agreement; and Form of Revised Non-Qualified Stock
              Option Agreement.

 Exhibit No.                       Description                         Note No.
 -----------                       -----------                         --------
 10.8        Stock Option Plan for Non-Employee Directors;             (Note 4)
              Amendment to Stock Option Plan for Non-Employee
              Directors; and Form of Stock Option Agreement.

 10.9        Master Leasing Agreement, dated December 18, 1995         (Note 6)
              between the Company and Heller Financial Leasing,
              Inc.

 21          Subsidiaries                                              (Note 13)

 23          Consent of Ernst & Young LLP

 27          Financial Data

 Note 1      Incorporated by reference to the Company's Registration Statement on
              Form S-1 (No. 33-31102).

 Note 2      Incorporated by reference to the Company's Registration Statement on
              Form S-1 (No. 33-43525).

 Note 3      Incorporated by reference to the Company's Registration Statement on
              Form S-8 (No. 33-72150).

 Note 4      Incorporated by reference to the Company's Registration Statement on
              Form S-8 (No. 33-72072).

 Note 5      Incorporated by reference to the Company's Registration Statement on
              Form S-8 (No. 33-54337).

 Note 6      Incorporated by reference to the Company's Annual Report on Form 10-
              K for the fiscal year ended December 31, 1995.

 Note 7      Incorporated by reference to the Company's Registration Statement on
              Form S-8 (No. 333-05233).

 Note 8      Incorporated by reference to the Company's Registration Statement on
              Form S-8 (No. 333-05237).

 Note 9      Incorporated by reference to the Company's Current Report on Form 8-
              K filed on January 16, 1996.

 Note 10     Incorporated by reference to the Company's Current Report on 8-K
              Filed on March 19, 1997, as amended by Amendment No. 1 filed on May
              7, 1997.

 Note 11     Incorporated by reference to the Company's Registration Statement on
              Form S-4 (No. 333-51115).

 Note 12     Incorporated by reference to the Company's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1998.

 Note 13     Incorporated by reference to the Company's Annual Report on Form 10-
              K for the fiscal year ended December 31, 1998.

 Note 14     Incorporated by reference to the Company's Proxy Statement for the
              1999 Annual Meeting of Stockholders.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TUBOSCOPE INC.


                                                   /s/ L. E. Simmons
Dated: February 11, 2000                  By: _________________________________
                                                        L.E. Simmons
                                                   Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                            Title                     Date
             ---------                            -----                     ----

       /s/ L. E. Simmons             Chairman of the Board             February 11, 2000
____________________________________
           L. E. Simmons

      /s/ John F. Lauletta           Director, President and Chief     February 11, 2000
____________________________________  Executive Officer (Principal
          John F. Lauletta            Executive Officer)

     /s/ Joseph C. Winkler           Executive Vice President, Chief   February 11, 2000
____________________________________  Financial Officer and Treasurer
         Joseph C. Winkler            (Principal Financial and
                                      Accounting Officer)

    /s/ Martin I. Greenberg          Vice President, Controller,       February 11, 2000
____________________________________  Assistant Treasurer and
        Martin I. Greenberg           Assistant Secretary

      /s/ Jerome R. Baier            Director                          February 11, 2000
____________________________________
          Jerome R. Baier

      /s/ Eric L. Mattson            Director                          February 11, 2000
____________________________________
          Eric L. Mattson

     /s/ Jeffery A. Smisek           Director                          February 11, 2000
____________________________________
         Jeffery A. Smisek

     /s/ Douglas E. Swanson          Director                          February 11, 2000
____________________________________
         Douglas E. Swanson

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Tuboscope Inc.

   We have audited the accompanying consolidated balance sheets of Tuboscope Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, common stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tuboscope Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Houston, Texas
January 28, 2000

                                 TUBOSCOPE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                                                            (In thousands)
                       ASSETS
                       ------

Current assets:
  Cash and cash equivalents..........................   $  5,258     $  8,735
  Accounts receivable, net...........................    109,908      123,480
  Inventory, net.....................................     70,890       86,776
  Prepaid expenses and other.........................     12,574       11,477
                                                        --------     --------
    Total current assets.............................    198,630      230,468
                                                        --------     --------
Property and equipment:
  Land, buildings and leasehold improvements.........     88,860       90,041
  Operating equipment and equipment leased to
   customers.........................................    265,638      248,554
  Accumulated depreciation and amortization..........   (111,673)     (96,769)
                                                        --------     --------
    Net property and equipment.......................    242,825      241,826
Identified intangibles, net..........................     21,685       22,916
Goodwill, net........................................    210,114      213,816
Other assets, net....................................      2,785        3,146
                                                        --------     --------
    Total assets.....................................   $676,039     $712,172
                                                        ========     ========
               LIABILITIES AND EQUITY
               ----------------------

Current liabilities:
  Accounts payable...................................   $ 31,818     $ 29,914
  Accrued liabilities................................     42,842       50,719
  Income taxes payable...............................      3,262        4,430
  Current portion of long-term debt and short-term
   borrowings........................................     33,886       31,306
                                                        --------     --------
    Total current liabilities........................    111,808      116,369
Long-term debt.......................................    199,449      219,438
Pension liabilities..................................      8,658        9,688
Deferred taxes payable...............................     21,848       26,270
Other liabilities....................................        779        1,333
                                                        --------     --------
    Total liabilities................................    342,542      373,098
                                                        --------     --------
Common stockholders' equity:
  Common stock, $.01 par value, 60,000,000 shares
   authorized, 46,052,608 shares issued and
   44,627,908 shares outstanding (45,516,010 shares
   issued and 44,091,310 outstanding at December 31,
   1998).............................................        461          455
  Paid in capital....................................    314,313      309,691
  Retained earnings..................................     44,944       52,100
  Accumulated other comprehensive income.............    (10,891)      (7,842)
  Less: treasury stock at cost (1,424,700 shares)....    (15,330)     (15,330)
                                                        --------     --------
    Total common stockholders' equity................    333,497      339,074
                                                        --------     --------
    Total liabilities and equity.....................   $676,039     $712,172
                                                        ========     ========

                                 TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Years Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
                                            (in thousands, except for share
                                                  and per share data)
Revenue:
  Sale of services and rental of equipment. $  244,911  $  329,610  $  335,339
  Sale of products.........................    140,563     238,091     189,892
                                            ----------  ----------  ----------
                                               385,474     567,701     525,231
                                            ----------  ----------  ----------
Cost and expenses:
  Cost of services sold, rental of
   equipment, and other....................    217,628     264,993     236,510
  Cost of products sold....................     83,836     141,708     120,460
  Amortization of goodwill.................      7,266       6,647       5,281
  Selling, general and administrative......     46,534      54,534      51,475
  Research and engineering costs...........     11,367      12,738      10,580
  Transaction costs and write-offs.........      7,808         --          --
                                            ----------  ----------  ----------
                                               374,439     480,620     424,306
                                            ----------  ----------  ----------
Operating profit...........................     11,035      87,081     100,925
Other expense (income):
  Interest expense.........................     18,181      18,122      14,456
  Interest income..........................       (316)       (601)       (331)
  Foreign exchange (gains) losses..........       (473)        848          69
  Minority interest........................        293         721         629
  Other, net...............................      1,234         880       1,153
                                            ----------  ----------  ----------
Income (loss) before income taxes..........     (7,884)     67,111      84,949
Provision (benefit) for income taxes.......       (728)     25,166      31,845
                                            ----------  ----------  ----------
Net income (loss).......................... $   (7,156) $   41,945  $   53,104
                                            ==========  ==========  ==========
Earnings (loss) per common share:
  Basic earnings (loss) per common share... $    (0.16) $     0.94  $     1.22
                                            ==========  ==========  ==========
  Dilutive earnings (loss) per common
   share................................... $    (0.16) $     0.89  $     1.14
                                            ==========  ==========  ==========
Weighted average number of common shares
 outstanding:
  Basic.................................... 44,314,495  44,686,631  43,575,458
                                            ==========  ==========  ==========
  Dilutive................................. 44,314,495  46,912,536  46,946,432
                                            ==========  ==========  ==========


                            See accompanying notes.

                                 TUBOSCOPE INC.

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)

                                                              Accumulated
                                                  Retained       other      Common
                           Total    Comprehensive earnings   comprehensive  Stock   Paid-in  Treasury
                           equity   income (loss) (deficit)     income     $.01 par capital   stock
                          --------  ------------- ---------  ------------- -------- -------- --------
                                                       (In thousands)
Balance, December 31,
 1996...................  $218,902    $    --     $(42,949)    $   (497)     $416   $261,932 $    --
 Common stock issued,
  124,766 shares in
  exchange for
  outstanding debt of
  $1,871,490............     1,871         --          --           --          1      1,870      --
 Common stock issued,
  820,698 shares at an
  average price of $6.71
  per share.............     5,507         --          --           --          8      5,499      --
 Common stock issued in
  acquisition of Fiber
  Glass Systems Inc.,
  1,689,542 shares at
  $13.00 per share......    21,964         --          --           --         17     21,947      --
 Tax benefit of options
  exercised.............     3,154         --          --           --        --       3,154      --
 Comprehensive income:
  Net income............    53,104      53,104      53,104          --        --         --       --
  Foreign currency
   translation
   adjustment...........    (4,469)     (4,469)        --        (4,469)      --         --       --
                                      --------
 Comprehensive income...       --       48,635         --           --        --         --       --
                          --------    --------    --------     --------      ----   -------- --------
Balance, December 31,
 1997...................   300,033         --       10,155       (4,966)      442    294,402      --
 Common stock issued,
  405,445 shares at an
  average price of $9.48
  per share.............     3,842         --          --           --          4      3,838      --
 Common stock issued,
  55,555 shares in
  exchange for $833,325
  of convertible debt...       833         --          --           --          1        832      --
 Treasury stock
  purchased, 1,424,700
  shares at an average
  price of $10.76 per
  share.................   (15,330)        --          --           --        --         --   (15,330)
 Common stock issued in
  earn-out agreement
  with Fiber Glass
  Systems Inc. 726,300
  shares at $13.00 per
  share.................     9,442         --          --           --          8      9,434      --
 Tax benefit of options
  exercised.............     1,185         --          --           --        --       1,185      --
 Comprehensive income:
  Net Income............    41,945      41,945      41,945          --        --         --       --
  Foreign currency
   translation
   adjustment...........    (2,876)     (2,876)        --        (2,876)      --         --       --
                                      --------
 Comprehensive loss.....       --       39,069         --           --        --         --       --
                          --------    --------    --------     --------      ----   -------- --------
Balance, December 31,
 1998...................   339,074         --       52,100       (7,842)      455    309,691  (15,330)
 Common stock issued,
  535,552 shares at an
  average price of $7.07
  per share.............     3,791         --          --           --          6      3,785      --
 Tax benefit of options
  exercised.............       837         --          --           --        --         837      --
 Comprehensive loss:
  Net loss..............    (7,156)     (7,156)     (7,156)         --        --         --       --
  Foreign currency
   transaction
   adjustment...........    (3,049)     (3,049)        --        (3,049)      --         --       --
                                      --------
 Comprehensive loss.....       --      (10,205)        --           --        --         --       --
                          --------    --------    --------     --------      ----   -------- --------
Balance, December 31,
 1999...................  $333,497    $    --     $ 44,944     $(10,891)     $461   $314,313 $(15,330)
                          ========    ========    ========     ========      ====   ======== ========


                            See accompanying notes.

                                 TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   1999      1998       1997
                                                 --------  ---------  --------
                                                       (In thousands)
Cash flows from operating activities:
Net income (loss)............................... $ (7,156) $  41,945  $ 53,104
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization...............   34,131     30,851    26,110
    Compensation related to employee 401(K)
     plan.......................................    1,203      1,569       676
    Provision for losses on accounts receivable.    2,091      1,145     2,421
    Provision for losses on inventory...........      257      2,107     1,996
    Write-off of investments ...................    4,279        --        --
    Provision (benefit) for deferred income
     taxes......................................   (5,915)     4,754     5,976
    Pension amortization benefit................     (352)      (352)     (352)
    Changes in current assets and liabilities,
     net of effects from acquisitions:
      Accounts receivable.......................   11,880     26,449   (39,339)
      Inventory.................................   15,629     (5,336)  (27,118)
      Prepaid expenses and other................      389      1,706       256
      Accounts payable, accrued liabilities and
       other....................................   (6,432)   (33,441)   11,319
      Income taxes payable......................     (330)   (11,962)   11,819
                                                 --------  ---------  --------
    Net cash provided by operating activities:..   49,674     59,435    46,868
                                                 --------  ---------  --------

Cash flows used for investing activities:
  Capital expenditures..........................  (11,365)   (39,792)  (35,190)
  Business acquisitions, net of cash acquired...  (13,120)   (35,786)  (36,856)
  Other.........................................   (5,259)       927    (1,541)
                                                 --------  ---------  --------
    Net cash used for investing activities......  (29,744)   (74,651)  (73,587)
                                                 --------  ---------  --------

Cash flows provided by (used for) financing
 activities:
  Borrowings under financing agreements, net....   51,192    179,113    60,567
  Principal payments under financing agreements.  (76,708)  (154,441)  (36,428)
  Issuance of common stock under employee stock
   plan.........................................      732        820       479
  Net proceeds from sale of common stock........    1,668      1,454     4,351
  Purchase of treasury stock....................      --     (15,330)      --
                                                 --------  ---------  --------
    Net cash provided by (used for) financing
     activities.................................  (23,116)    11,616    28,969
                                                 --------  ---------  --------
Effect of exchange rate changes on cash.........     (291)      (258)      (64)
Net increase (decrease) in cash and cash
 equivalents....................................   (3,477)    (3,858)    2,186
Cash and cash equivalents:
  Beginning of period...........................    8,735     12,593    10,407
                                                 --------  ---------  --------
  End of period................................. $  5,258  $   8,735  $ 12,593
                                                 ========  =========  ========


                            See accompanying notes.

                                TUBOSCOPE INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Risk Factors

   The Company is primarily engaged in the inspection and coating of oil country tubular goods (drill pipe, line pipe, casing and tubing), the in-place inspection of oil and gas pipelines, the rental and sale of solids control equipment and services, and the sale of coiled tubing and wireline equipment. All of these services and equipment are sold primarily to the oil and gas industry. Demand for the Company's inspection services is based, in part, on the relatively low cost of such services compared to the potential cost to a customer of the failure of a tubular or pipeline segment. Demand for the Company's coating services is based on the economic benefits of extending the life of existing tubulars, reducing the frequency of well workovers, and reducing interruptions in services and increasing the hydraulic efficiency of the wells. The Company's solids control operations help reduce drilling costs and minimize the environmental impact of drilling operations by removing rock cuttings and other solid contaminants from the fluids used in drilling operations. Coiled tubing equipment provides several economic benefits in oil and gas workover operations versus conventional techniques, including quicker service time and the continuous production of the well. Overall, the Company's results depend to a large extent upon the level of worldwide oil drilling and production activity, the price of oil and gas, and worldwide oil and gas inventory levels.

   The Company operates in over 49 countries in North America, Latin America, Europe, Africa, the Middle East, and the Far East. Approximately 54% of the Company's 1999 revenue was earned outside of North America, and as a result, the Company's operations are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movements of funds or result in the deprivation of contract rights or the taking of property without compensation.

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

                                TUBOSCOPE, INC.

 Accounts receivable

   Accounts receivable are net of allowances for doubtful accounts of approximately $5,419,000 and $4,942,000 in 1999 and 1998, respectively.

 Inventory

   The Company maintains inventory consisting of equipment components, subassemblies and expendable parts required to manufacture and support its tubular inspection equipment, coating facilities, solids control operations, and coiled tubing/wireline operations. Equipment under production for specific sale and lease contracts is also included in equipment components and parts. Expendable parts are charged to maintenance or supply expense as used. Components and parts maintained at outlying coating and inspection facilities are generally not inventoried and are expensed upon issuance. Rehabilitated equipment and parts are restored to inventory at their net rehabilitation cost.

   Inventory is stated at the lower of cost, as determined by the weighted average method, or market. At December 31, inventory consists of the following (in thousands):

                                                                1999     1998
                                                               -------  -------
   Components, subassemblies and expendable parts............. $57,387  $68,165
   Equipment under production.................................  23,693   29,608
   Inventory reserve.......................................... (10,190) (10,997)
                                                               -------  -------
       Inventory, net......................................... $70,890  $86,776
                                                               =======  =======

 Property and equipment

   Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and generally by the accelerated or modified accelerated costs recovery systems for income tax reporting purposes. Estimated useful lives are 33 years for buildings and 5-12 years for machinery and equipment. The cost of repairs and maintenance is charged to income as incurred. Major repairs and improvements are capitalized and depreciated over the remaining useful life of the asset. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Property and equipment depreciation expense was $24,904,000, $22,470,000, and $19,142,000 for December 31, 1999, 1998, and 1997, respectively.

 Identified intangibles

   Identified intangibles are being amortized on a straight-line basis, over estimated useful lives between 5 and 40 years, and are presented net of accumulated amortization of approximately $12,824,000 and $11,388,000 at December 31, 1999 and 1998, respectively. Identified intangibles consist primarily of technology, patents, trademarks, license agreements, existing service contracts and covenants not to compete.

 Goodwill

   Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over lives ranging from 10-40 years depending on the estimated economic life. Accumulated amortization at December 31, 1999 and 1998 was approximately $26,965,000 and $19,699,000, respectively. On an annual basis, the Company estimates the future estimated undiscounted cash flows of the business to which goodwill related in order to determine that the carrying value of the goodwill had not been impaired.

                                TUBOSCOPE, INC.

 Long-Lived Assets

   In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No.
121). Impairment losses are recorded when indicators of impairment are present and the estimated discounted cash flows are not sufficient to recover the asset's carrying amount. Assets held for disposal are measured at the lower of carrying value or estimated fair value less costs to sell, while assets held for use are measured at the lower of carrying value or estimated fair value.

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

   As a result of having sales and purchases denominated in currencies other than functional currencies used by the Company's foreign subsidiaries, the Company is exposed to the effect of foreign exchange rate fluctuations. To the extent possible, the Company has natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company does not engage in foreign exchange speculation. While forward contracts affect the Company's results of operations, they do not subject the Company to uncertainty from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. At December 31, 1999, the Company had no forward foreign exchange contracts outstanding.

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

                                TUBOSCOPE, INC.

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

 Earnings per common share

   Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The Company's diluted earnings per common share is calculated by adjusting net income for after-tax interest expense on convertible debt and dividing that number by the weighted average number of common shares outstanding plus shares which would be assumed outstanding after conversion of convertible debt, vested stock options and outstanding stock warrants under the treasury stock method.

 Use of estimates in the preparation of financial statements

   The consolidated financial statements and related notes, which have been prepared in conformity with generally accepted accounting principles, require the use of management estimates. Actual results could differ from these estimates.

 New accounting pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which the Company is required to adopt effective January 1, 2001. SFAS No. 133 will require the Company to record all derivatives as assets or liabilities at fair value. Changes in derivative fair values will either be recognized in earnings, offset against changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, recorded as a component of other comprehensive income in shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be recognized in earnings immediately. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company expects to adopt SFAS No. 133 as of January 1, 2001. The effect of adopting the Statement is currently being evaluated.

3. Acquisitions

   The Company completed three acquisitions and one asset purchase in 1999, six acquisitions and two asset purchases in 1998, and eleven acquisitions and two equity investments in 1997.

                                TUBOSCOPE, INC.

   Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the results of operations of each business is included in the consolidated results of operations from the date of acquisition. A summary of the acquisitions follows (in thousands):

                                                    1999      1998      1997
                                                  --------  --------  --------
   Fair value of assets acquired................. $ 21,327  $ 50,664  $103,083
   Cash paid.....................................  (13,120)  (35,786)  (36,856)
   Common stock issued...........................      --        --    (21,964)
                                                  --------  --------  --------
   Liabilities assumed and debt issued........... $  8,207  $ 14,878  $ 44,263
                                                  ========  ========  ========
   Excess purchase price over fair value of
    assets acquired.............................. $  2,434  $ 19,136  $ 66,449
                                                  ========  ========  ========

   Cash paid in 1999 and 1998 includes $1,021,000 and $8,450,000 for 1998 and
1997 acquisitions, respectively.

   The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if these acquisitions had occurred at the beginning of 1998. The pro forma information includes certain adjustments which give effect to amortization of goodwill, interest expense on acquisition debt and other adjustments, together with related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected at the beginning of 1998.

                                                               1999      1998
                                                             --------  --------
   Revenue.................................................. $389,479  $597,274
                                                             ========  ========
   Net income (loss)........................................ $ (7,233) $ 42,343
                                                             ========  ========
   Dilutive earnings (loss) per common share................ $   (.16) $    .90
                                                             ========  ========

   A discussion of the significant acquisitions follows for each of the respective years:

 Fiscal 1999

   During 1999, the Company completed three acquisitions and one asset purchase for an aggregate purchase price of $20,149,000 consisting of cash of $12,099,000, notes payable of $638,000, and capital lease obligations assumed of $7,412,000.

 Fiscal 1998

   During 1998, the Company completed six acquisitions (including the purchase of a remaining equity interest) and two asset purchases for an aggregate purchase price of $30,836,000, consisting of cash of $27,336,000 and notes payable of $3,500,000. In addition, the Company assumed debt of $5,093,000 as part of these acquisitions.

 Fiscal 1997
   During 1997, the Company acquired Fiber Glass Systems, Inc. ("FGS"), a manufacturer of premium fiberglass tubulars used in corrosive oilfield applications, for an aggregate purchase price of $32,668,270. The purchase price included 1,689,542 shares of the Company's common stock valued at $13.00 per share and $906,869 in cash. Approximately $9,800,000 of the purchase price was accrued at December 31, 1997, and such final payment was made substantially in common stock in the first half of 1998. The Company also assumed debt of $5,250,000 as part of the acquisition of FGS.

                                TUBOSCOPE, INC.

   The Company completed ten additional acquisitions and two equity investments for an aggregate purchase price of $48,675,000 consisting of cash of $35,949,000, notes payable of $4,276,000 and accrued cash payments of $8,450,000. In addition, the Company assumed debt of $1,989,000 as part of these acquisitions.

4. Accrued Liabilities

   At December 31, accrued liabilities consist of the following (in thousands):

                                                                  1999    1998
                                                                 ------- -------
   Compensation................................................. $ 6,767 $10,052
   Interest.....................................................   5,662   6,624
   Other........................................................  30,413  34,043
                                                                 ------- -------
                                                                 $42,842 $50,719
                                                                 ======= =======

5. Income Taxes

   The components of income (loss) before income taxes consist of the following (in thousands):

                                                           December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
   Domestic.......................................... $(6,894) $38,215  $52,769
   Foreign...........................................    (990)  28,896   32,180
                                                      -------  -------  -------
                                                      $(7,884) $67,111  $84,949
                                                      =======  =======  =======

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

   The provision (benefit) for income taxes consists of the following at December 31 (in thousands):

                                                       1999     1998     1997
                                                      -------  -------  -------
   Current provision:
     Domestic........................................ $(3,013) $ 6,963  $15,996
     Foreign.........................................   8,200   13,449    9,873
                                                      -------  -------  -------
       Total current provision.......................   5,187   20,412   25,869
                                                      -------  -------  -------
   Deferred provision (benefit):
     Domestic........................................    (113)   6,065      934
     Foreign.........................................  (5,802)  (1,311)   5,042
                                                      -------  -------  -------
       Total deferred provision (benefit)............  (5,915)   4,754    5,976
                                                      -------  -------  -------
       Total provision (benefit)..................... $  (728) $25,166  $31,845
                                                      =======  =======  =======

                                TUBOSCOPE, INC.

   The reconciliation of the expected to the computed tax provision (benefit) is as follows at December 31 (in thousands):

                                                               1999     1998     1997
                                                              -------  -------  -------
   Tax expense (benefit) at federal statutory rate........... $(2,759) $23,489  $29,732
   Incremental effect of foreign operations..................     251     (588)   1,582
   Nondeductible goodwill amortization.......................   2,071    2,393    1,004
   State income taxes, net of federal benefit................      33      845      228
   Other, net................................................    (324)    (973)    (701)
                                                              -------  -------  -------
                                                              $ (728)  $25,166  $31,845
                                                              =======  =======  =======

   Significant components of the Company's deferred tax liabilities and assets as of December 31, are as follows (in thousands):

                                                                1999     1998
                                                               -------  -------
   Gross deferred tax assets:
     Receivables.............................................. $ 1,738  $ 2,296
     Domestic and foreign net operating losses................   6,044    2,554
     Accrued liabilities and other reserves...................   2,629    2,681
     Inventory reserves.......................................   4,618    3,307
     Tax credit carry forwards................................   1,848      --
     Other deferred tax assets................................     484      527
                                                               -------  -------
       Subtotal gross deferred tax assets.....................  17,361   11,365
     Valuation allowance......................................  (1,238)  (2,208)
                                                               -------  -------
   Net deferred tax assets....................................  16,123    9,157
                                                               -------  -------
   Gross deferred tax liabilities:
     Property and equipment...................................  25,478   23,447
     Intangible assets........................................   1,476    1,164
     Reserve for foreign earnings.............................   6,500    6,500
     Pension liability........................................     896    1,106
     All other................................................   1,367    2,450
                                                               -------  -------
   Gross deferred tax liabilities.............................  35,717   34,667
                                                               -------  -------
   Total net deferred tax liability........................... $19,594  $25,510
                                                               =======  =======

   The total net deferred tax liability is comprised of $2,254,000 of net current tax assets and $21,848,000 net noncurrent deferred tax liabilities.

   The Company has undistributed earnings of foreign subsidiaries, as calculated under the laws of the jurisdiction in which the foreign subsidiary is located, of approximately $51,940,000 at December 31, 1999. If such earnings were repatriated, foreign withholding taxes of approximately $1,738,000 would result. The Company has already recognized and provided federal and foreign income taxes related to the majority of these earnings of its foreign subsidiaries. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the balance of such earnings were to be distributed.

   At December 31, 1999 the Company has approximately $12,691,000 of domestic net operating losses which will be carried forward and will expire between 2004 and 2020 and $14,566,000 of foreign net operating loss carryforwards. The Company has a valuation allowance of $1,238,000 against these net operating losses as the Company believes that the corresponding deferred tax asset may not be fully realizable. The change in valuation allowance from 1998 to 1999 was primarily due to the expiration of foreign operating losses for which the

                                TUBOSCOPE, INC.

valuation allowance has been established. In addition, the Company has foreign tax credit carryforwards of $1,848,000 which will expire in 2004.

   The Company is currently engaged in tax audits and appeals in various tax jurisdictions. The years covered by each audit or appeal vary considerably among legal entities. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

6. Long-term Debt

   At December 31, long-term debt consists of the following:

                                                                 1999     1998
                                                               -------- --------
                                                                (In thousands)
     $130,000,000 Term Notes payable to lenders, interest at
      7.02% at December 31, 1999. Principal and interest
      payable as described below through August 6, 2002......  $ 69,132 $ 93,832
     $100,000,000 Revolving Facility expiring August 6, 2001.
      Interest ranging from 7.25% to 8.5% at December 31,
      1999 payable as described below........................    45,900   40,000
     $100,000,000 Senior Subordinated Notes, interest at 7.5%
      payable semiannually, principal due on February 15,
      2008...................................................   100,000  100,000
     Other...................................................    18,303   16,912
                                                               -------- --------
     Total debt..............................................   233,335  250,744
     Less: Current maturities................................    33,886   31,306
                                                               -------- --------
       Long-term debt........................................  $199,449 $219,438
                                                               ======== ========

   Principal payments of long-term debt for years subsequent to 2000 are as follows (in thousands):

         2001................................................  $ 80,279
         2002................................................    14,025
         2003................................................     1,341
         2004................................................     1,377
         Thereafter..........................................   102,427
                                                               --------
                                                               $199,449
                                                               ========

 Senior Credit Agreement

   In 1996, the Company entered into a Senior Credit Agreement (the "Credit Agreement") with a group of lenders which ranks pari passu with all existing and future senior unsecured obligations of the Company. The Credit Agreement provides for a $130,000,000 advance/term loan facility (the "term loan facility"), a $100,000,000 revolving credit facility (the "revolving facility"), and a $5,000,000 agent swingline facility (the "swingline facility"). The term loan facility is due in quarterly installments through August 2002. The revolving facility and swingline facility are due in August 2001.

   At the option of the Company, interest for the term loan facility and the revolving facility is based upon a floating rate based on either the announced base rate for a commercial bank or the Eurodollar rate plus an applicable margin ranging from 0.95% to 1.25%. Commitment fees on the unused portions of the revolving facility and the swingline facility range from 0.175% to 0.375%.

   The Credit Agreement restricts the Company from paying dividends on its common stock if the ratio of total funded debt to total capital, as defined, exceeds 40% (41.2% at December 31, 1999). The Credit Agreement

                                TUBOSCOPE, INC.

also contains restrictive covenants with respect to interest coverage, debt to capital ratios and net worth. The Company believes that it was in compliance with all such covenants at December 31, 1999.

   At December 31, 1999, the Company had $50,591,795 available on the revolving credit facility and $3,025,262 available under the swingline facility after considering outstanding letters of credit of $5,482,943.

 Interest Rate Risk Management

   The Credit Agreement requires interest rate protection agreements to be maintained on at least 50% of the outstanding balance of the term loan facility for at least three years. Accordingly, the Company has entered into a series of interest rate swap and collar agreements with notional amounts of $130,000,000 as shown below. The Company contracts with investment grade counterparties and monitors overall credit risk and exposure related to all counterparties and does not anticipate non-performance. The Company's exposure on such contracts is generally limited to the unrealized losses, if any, on such contracts.

   The estimated fair value (obtained through independent confirmation) of the swap and collar transactions are as follows (in thousands):

                                                                   December 31, 1999
                                                                -----------------------
                                          Expiration   Notional Carrying   Unrealized
     Counterparty      Contract Type         Date       Amount   Amount  Gains (losses)
     ------------   -------------------- ------------- -------- -------- --------------
     ABN AMRO       Interest Rate Swap   February 2000 $25,000     --         $  7
     ABN AMRO       Interest Rate Swap   February 2000  20,000     --          (27)
     CHASE BANK     Interest Rate Swap   February 2000  25,000     --            9
     CHASE BANK     Interest Rate Swap   February 2000  20,000     --          (27)
     ABN AMRO       Interest Rate Collar May 2000       40,000     --          -0-

   The interest rate swap agreements provide for fixed interest rates between 5.81% and 6.14%. The interest rate collar agreement requires the counterparty to pay the Company when the LIBOR rate exceeds 7.77% and requires the Company to pay the counterparty when LIBOR is less than 5.95% for a six month period.

 Senior Subordinated Notes

   On February 25, 1998, the Company issued $100,000,000 of 7 1/2% Senior Notes due 2008 ("the Senior Notes"). The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain direct wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

 Other

   Based upon information obtained from a national brokerage company, the fair value of the Senior Notes was approximately $84,864,000 at December 31, 1999. The carrying value of the Company's other debt, principally variable interest rate debt, approximates its fair value. Total debt includes $6,959,412 in promissory notes due to former owners of businesses acquired who remain employed by the Company.

7. Common Stockholder's Equity

   In 1999, the Board of Directors approved an amendment to the 1996 stock option plan increasing the number of authorized shares of common stock to be granted to officers, key employees of the Company, and

                                TUBOSCOPE, INC.

non-employee members of the Board of Directors from 1,200,000 to 3,450,000 shares. Prior to January 1, 1997 options granted were generally exercisable in installments over five year periods. The options granted subsequent to January 1, 1997 are exercisable in installments over three year periods starting one year from the date of grant and generally expire ten years from the date of grant.

   The following summarizes options activity:

                                           Years Ended December 31,
                                  ---------------------------------------------
                                       1999            1998           1997
                                  --------------  --------------  -------------
   Shares under option at
    beginning of year...........       1,815,173       1,767,846      2,200,670
   Granted......................       1,652,708         334,703        363,306
   Canceled.....................         (55,585)        (59,612)       (47,398)
   Exercised....................        (317,789)       (227,764)      (748,732)
                                  --------------  --------------  -------------
   Shares under option at end of
    year........................       3,094,507       1,815,173      1,767,846
                                  --------------  --------------  -------------
   Average price of outstanding
    options.....................           $9.07           $9.71          $7.35
                                  ==============  ==============  =============
   Price range of options
    outstanding.................  $3.55 - $28.75  $3.55 - $28.75  $.32 - $28.75
                                  ==============  ==============  =============
   Exercisable at end of year...       1,036,934       1,071,675        887,171
                                  ==============  ==============  =============
   Options available for grant
    at end of year..............         791,849         172,129        481,367
                                  ==============  ==============  =============

   The following summarizes information about stock options outstanding as of December 31, 1999:

                                               Options Outstanding      Options Exercisable
                             Weighted-Avg.   ------------------------ ------------------------
           Range of            Remaining               Weighted-Avg.            Weighted-Avg.
        Exercise Price      Contractual Life  Shares   Exercise Price  Shares   Exercise Price
        --------------      ---------------- --------- -------------- --------- --------------
   $ 3.55 to 5.875.........       2.26         331,023     $ 4.15       297,829     $ 4.09
     6.00 to 13.375........       7.83       2,137,206       7.39       429,914       6.51
    14.00 to 28.75.........       7.59         626,278      17.41       309,191      16.24
                                  ----       ---------     ------     ---------     ------
   Totals..................       7.18       3,094,507     $ 9.07     1,036,934     $ 8.72
                                  ====       =========     ======     =========     ======

   The weighted average fair value of options granted during 1999 and 1998 was $3.19 and $8.06, respectively. Assuming that the Company had accounted for its stock-based employee compensation plans using the alternative fair value method of accounting under SFAS No 123, "Accounting for Stock -Based Compensation" and amortized the fair value to expense over the options' respective vesting periods, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                1999     1998
                                                               -------  -------
     Net income
       As reported............................................ $(7,156) $41,945
                                                               =======  =======
       Pro forma SFAS 123..................................... $(9,202) $41,000
                                                               =======  =======
     Diluted earnings per share:
       As reported............................................ $ (0.16) $  0.89
                                                               =======  =======
       Pro forma SFAS 123..................................... $ (0.21) $  0.87
                                                               =======  =======

   The fair value of each option grant was estimated on the date of grant using a Black Scholes option pricing model with the following assumptions for 1999 and 1998, respectively; risk free interest rates of 5.5% for both years; expected lives of contracts of 3 years; and volatility of 54.8 percent and
50.6 percent.

                                TUBOSCOPE, INC.

   In connection with the acquisition of the D.O.S. LTD, (the "Drexel Merger") in 1996, the Company issued warrants to purchase 2,533,000 and 1,250,000 shares of the Company's common stock at an exercise price of $10 per share expiring on December 31, 2000.

   At the 1998 Annual Meeting of Stockholders, the qualified stock purchase plan was amended to increase the authorized number of shares of the Company's common stock to be sold from 100,000 to 500,000. This amended qualified stock purchase plan was approved within the meaning of Section 423(b) of the Internal Revenue code of 1986. The plan was activated in 1994, and 96,589, 61,412, and 44,131, shares were issued at an average price of $7.57 per share, $12.26 per share, and $11.58 per share in 1999, 1998, and 1997, respectively.

   In 1997, the Company established the Executive Stock Match Program (SMP) for certain executive and key employees. Based on certain formulas, the Company agreed to match stock ownership of these employees as of June 30, 1997 with shares of restricted stock. The total shares to be matched were 342,327 shares with a grant value of $6,805,461. This compensation cost is being amortized over the vesting life associated with the restricted shares of ten years. All matched restricted shares will be held by the Company until the earlier of 100% vesting by the employee, the expiration of the SMP, or termination of employment from the Company. The matched restricted shares will also vest 100% due to a change in control of the Company.

   During 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to $20,000,000 of the Company's common stock. The shares of Common Stock repurchased are recorded as "Treasury Stock" which is a reduction to "Stockholders Equity." Under this program, the Company repurchased 1,424,700 shares at a cost of $15,330,000 during 1998.

8. Retirement and other Benefit Plans

   The Company has adopted a defined contribution retirement plan, which covers substantially all domestic employees. The Company also has a deferred compensation plan for its highly compensated employees to permit retirement contributions in excess of the limits set by Section 401 of the Internal Revenue Code. Employees may voluntarily contribute up to 20% of compensation, as defined, to these plans. The participants' contributions are matched in common stock by the Company up to a maximum of 4% of compensation. Under these plans, Company contributions were approximately $1,203,000 (111,770 shares at an average transfer price of $10.76), $1,569,000 (112,033 shares at an average transfer price of $14.02), and $676,000 (31,915 shares at an average transfer price of $21.17) for 1999, 1998, and 1997 respectively.

   The Company has two defined benefit pension plans in Germany covering substantially all full-time employees. Plan benefits are based on years of service and employee compensation for the last three years of service. The plans are unfunded and benefit payments are made directly by the Company. Pension expense includes the following components for the fiscal years ending December 31 (in thousands):

                                                              1999   1998  1997
                                                              -----  ----  ----
     Service cost............................................ $ 202  $253  $225
     Interest cost...........................................   557   604   522
     Net amortization........................................  (352) (352) (352)
                                                              -----  ----  ----
       Pension expense....................................... $ 407  $505  $395
                                                              =====  ====  ====

                                TUBOSCOPE, INC.

   The following table sets forth the amounts recognized in the Company's consolidated balance sheets and reconciles the projected benefit obligation from the beginning of the year to the end of the year (in thousands):

                                                                 1999     1998
                                                                -------  ------
   Projected benefit obligation at beginning of year........... $ 8,628  $7,464
   Service cost................................................     202     253
   Interest cost...............................................     557     604
   Benefits paid...............................................    (197)   (197)
   Exchange rate change........................................  (1,240)    517
   Other.......................................................     --      (13)
                                                                -------  ------
   Projected benefit obligation at the end of the year.........   7,950   8,628
   Unrecognized net gain.......................................     905   1,257
                                                                -------  ------
   Pension liability...........................................   8,855   9,885
   Less--amount included in current liabilities................     197     197
                                                                -------  ------
   Noncurrent portion of pension liability..................... $ 8,658  $9,688
                                                                =======  ======

   The rate of increase in future compensation levels used in determining the projected benefit obligations was 2% for December 31, 1999, 1998, and 1997. The discount rate was 7% for December 31, 1999, 1998, and 1997. The unrecognized net gain from the change in projected compensation levels is being amortized over ten years.

9. Commitments and Contingencies

   The Company is subject to legal proceedings for events which arise in the ordinary course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the results of operations or financial position of the Company.

   The Company leases certain facilities and equipment under operating leases that expire at various dates through 2049. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $19,507,000, $17,910,000, and $15,437,000, in 1999, 1998, and 1997, respectively.

   Future minimum lease commitments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1999 are payable as follows (in thousands):

   2000................................................................ $11,257
   2001................................................................   9,237
   2002................................................................   6,935
   2003................................................................   5,006
   2004................................................................   2,730
   Thereafter..........................................................   7,861
                                                                        -------
     Total future lease commitments.................................... $43,026
                                                                        =======

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

                                TUBOSCOPE, INC.

   Supplemental disclosure of cash flow information (in thousands):

                                                         1999    1998    1997
                                                        ------- ------- -------
   Cash paid during the period for:
     Interest.........................................  $19,672 $14,752 $12,876
                                                        ------- ------- -------
     Taxes (net of refunds)...........................  $ 4,939 $29,063 $13,629
                                                        ======= ======= =======

11. Business Segments And Foreign Operations

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

   Summarized information for the Company's reportable segments is contained in the following table. Other revenue and operating profit(loss) include revenue from insignificant operations, corporate related expenses and certain goodwill and identified intangible amortization not allocated to product lines. Operating profit excludes transaction costs and write-offs of $7,808,000 associated with the terminated Newpark merger and the related alliance agreement.

                                TUBOSCOPE, INC.

                                    Solids    Coiled   Pipeline
                                   Control   Tubing &  & Other
                         Tubular   Products  Wireline Industrial
                         Services & Services Products  Services   Other     Total
                         -------- ---------- -------- ---------- --------  --------
                                              (In thousands)
1999
Revenue................. $158,370  $116,389  $ 74,156  $36,559   $    --   $385,474
Operating profit........   20,226    11,507     7,084      850    (20,824)   18,843
Total assets............  263,043   278,178    92,148   37,629      5,041   676,039
Capital expenditures....    2,176     4,771     1,645    1,870        903    11,365
Depreciation &
 amortization...........   11,678    11,647     2,186    2,887      5,733    34,131

1998
Revenue................. $222,750  $169,340  $121,409  $54,202   $    --   $567,701
Operating profit........   51,265    29,209    22,571    8,805    (24,769)   87,081
Total assets............  288,253   276,863   110,771   32,788      3,497   712,172
Capital expenditures....   18,300    12,211     2,746    4,572      1,963    39,792
Depreciation &
 amortization...........   10,438    11,141     1,745    2,433      5,094    30,851

1997
Revenue................. $224,957  $155,433  $ 83,414  $61,427   $    --   $525,231
Operating profit........   56,758    39,075    14,041   15,809    (24,758)  100,925
Total assets............  279,080   266,455    98,270   38,982      3,380   686,167
Capital expenditures....   11,813    17,464     1,876    3,624        413    35,190
Depreciation &
 amortization...........    8,945    10,329     1,171    2,132      3,533    26,110

   The following table represents revenues by country or geographic region based on the location of the use of the product or service:

                           1999      1998      1997
                         -------- ---------- --------
                                (In thousands)
U.S. ................... $136,726  $217,997  $196,004
Canada..................   40,728    48,259    60,154
Europe..................   69,412    92,270   103,228
Far East................   37,956    47,994    31,799
Middle East.............   18,923    34,176    26,110
Latin America...........   65,464   103,230    95,089
Other...................   16,265    23,775    12,847
                         --------  --------  --------
Total................... $385,474  $567,701  $525,231
                         ========  ========  ========

   The following table represents the net book value of property and equipment based on the location of the assets:

                           1999      1998
                         -------- ----------
                           (In thousands)
U.S. ................... $125,410  $128,374
Canada..................   23,996    26,095
United Kingdom..........   26,796    27,815
Other Europe............   12,770    13,787
Far East................    9,010     9,922
Middle East.............    1,999     1,688
Latin America...........   42,844    34,145
                         --------  --------
Total................... $242,825  $241,826
                         ========  ========

                                TUBOSCOPE, INC.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

   On February 25, 1998, the Company issued $100.0 million of 7 1/2% Senior Notes due 2008 ("the Senior Notes"). The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain direct wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The following condensed consolidating balance sheets as of December 31, 1999 and 1998 and the related condensed consolidating statements of operations and cash flows for each of the three years in the period ended December 31, 1999 should be read in conjunction with the notes to these consolidated financial statements.

                                          Year Ended December 31, 1999
                         -----------------------------------------------------------------
                         Tuboscope   Guarantor   Non-Guarantor
                           Inc.     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                         ---------  ------------ -------------- ------------  ------------
                                                 (In thousands)
CONDENSED CONSOLIDATING
BALANCE SHEET
Current assets:
  Cash and cash
   equivalents.......... $    --      $    308      $  4,950    $       --      $  5,258
  Accounts receivable,
   net..................  222,289       73,163       294,561       (480,105)     109,908
  Inventory, net........      --        40,026        30,864            --        70,890
  Other current assets..    1,595        8,227         2,752            --        12,574
                         --------     --------      --------    -----------     --------
    Total current
     assets.............  223,884      121,724       333,127       (480,105)     198,630

Investment in
 subsidiaries...........  350,848      294,366           --        (645,214)         --
Property and equipment,
 net....................      --       165,649        77,176            --       242,825
Identifiable
 intangibles, net.......      --        21,685           --             --        21,685
Goodwill, net...........      --       102,577       107,537            --       210,114
Other assets, net.......      --           408         2,377            --         2,785
                         --------     --------      --------    -----------     --------
    Total assets........ $574,732     $706,409      $520,217    $(1,125,319)    $676,039
                         ========     ========      ========    ===========     ========
Current liabilities:
  Accounts payable...... $ 22,208     $292,693      $197,022    $  (480,105)    $ 31,818
  Accrued liabilities...    5,167       18,786        18,889            --        42,842
  Income taxes..........      --           860         2,402            --         3,262
  Current portion of
   long-term debt.......   26,000        6,005         1,881            --        33,886
                         --------     --------      --------    -----------     --------
    Total current
     liabilities........   53,375      318,344       220,194       (480,105)     111,808
Long-term debt..........  187,860       10,911           678            --       199,449
Pension liabilities.....      --           --          8,658            --         8,658
Deferred taxes payable..      --        12,861         8,987            --        21,848
Other liabilities.......      --           --            779            --           779
                         --------     --------      --------    -----------     --------
    Total liabilities...  241,235      342,116       239,296       (480,105)     342,542


Common stock............      461          --            --             --           461
Paid in capital.........  314,313      281,385       187,102       (468,487)     314,313
Retained earnings
 (deficit)..............   44,944       82,908       104,710       (187,618)      44,944
Cumulative translation
 adjustment.............  (10,891)         --        (10,891)        10,891      (10,891)
Treasury stock..........  (15,330)         --            --             --       (15,330)
                         --------     --------      --------    -----------     --------
    Total common
     stockholders'
     equity.............  333,497      364,293       280,921       (645,214)     333,497
                         --------     --------      --------    -----------     --------
    Total liabilities
     and equity......... $574,732     $706,409      $520,217    $(1,125,319)    $676,039
                         ========     ========      ========    ===========     ========

                                TUBOSCOPE, INC.

                                          Year Ended December 31, 1998
                         -----------------------------------------------------------------
                         Tuboscope   Guarantor   Non-Guarantor
                           Inc.     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                         ---------  ------------ -------------- ------------  ------------
                                                 (In thousands)
CONDENSED CONSOLIDATING
BALANCE SHEET
Current assets:
  Cash and cash
   equivalents.......... $    --      $ (1,097)     $  9,832    $       --      $  8,735
  Accounts receivable,
   net..................  222,267       45,865       243,046       (387,698)     123,480
  Inventory, net........      --        56,853        29,923            --        86,776
  Other current assets..    3,985        7,399            93            --        11,477
                         --------     --------      --------    -----------     --------
    Total current
     assets.............  226,252      109,020       282,894       (387,698)     230,468

Investment in
 subsidiaries...........  363,814      274,458           --        (638,272)         --
Property and equipment,
 net....................      --       163,644        78,182            --       241,826
Identifiable
 intangibles, net.......      --        22,916           --             --        22,916
Goodwill, net...........      --       105,141       108,675            --       213,816
Other assets, net.......      --         1,162         1,984            --         3,146
                         --------     --------      --------    -----------     --------
    Total assets........ $590,066     $676,341      $471,735    $(1,025,970)    $712,172
                         ========     ========      ========    ===========     ========

Current liabilities:
  Accounts payable...... $ 12,235     $241,434      $163,943    $  (387,698)    $ 29,914
  Accrued liabilities...    6,242       29,306        15,171            --        50,719
  Income taxes..........      --         2,940         1,490            --         4,430
  Current portion of
   long-term debt.......   24,700        4,295         2,311            --        31,306
                         --------     --------      --------    -----------     --------
    Total current
     liabilities........   43,177      277,975       182,915       (387,698)     116,369
Long-term debt..........  207,815        9,625         1,998            --       219,438
Pension liabilities.....      --           --          9,688            --         9,688
Deferred taxes payable..      --        11,740        14,530            --        26,270
Other liabilities.......      --           --          1,333            --         1,333
                         --------     --------      --------    -----------     --------
    Total liabilities...  250,992      299,340       210,464       (387,698)     373,098


Common stock............      455          --            --             --           455
Paid in capital.........  309,691      304,196       182,163       (486,359)     309,691
Retained earnings
 (deficit)..............   52,100       72,805        86,950       (159,755)      52,100
Cumulative translation
 adjustment.............   (7,842)         --         (7,842)         7,842       (7,842)
Treasury stock..........  (15,330)         --            --             --       (15,330)
                         --------     --------      --------    -----------     --------
    Total common
     stockholders'
     equity.............  339,074      377,001       261,271       (638,272)     339,074
                         --------     --------      --------    -----------     --------
    Total liabilities
     and equity......... $590,066     $676,341      $471,735    $(1,025,970)    $712,172
                         ========     ========      ========    ===========     ========

                                TUBOSCOPE, INC.

                                           Year Ended December 31, 1999
                          ----------------------------------------------------------------
                          Tuboscope   Guarantor   Non-Guarantor
                            Inc.     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------ -------------- ------------ ------------
                                                  (In thousands)
CONDENSED CONSOLIDATING
STATEMENT OF OPERATIONS
Revenue.................  $    --      $190,119      $235,015     $ (39,660)    $385,474
Operating costs.........       568      199,035       214,496       (39,660)     374,439
                          --------     --------      --------     ---------     --------
Operating profit (loss).      (568)      (8,916)       20,519           --        11,035
Other expenses (income).       --         1,006          (268)          --           738
Interest expense........    16,691          862           628           --        18,181
                          --------     --------      --------     ---------     --------
Income (loss) before
 income taxes...........   (17,259)     (10,784)       20,159           --        (7,884)
Provision (benefit) for
 income taxes...........       --        (3,127)        2,399           --          (728)
Equity in net income
 (loss) of subsidiaries.    10,103       17,760           --        (27,863)         --
                          --------     --------      --------     ---------     --------
Net income (loss).......  $ (7,156)    $ 10,103      $ 17,760     $ (27,863)    $ (7,156)
                          ========     ========      ========     =========     ========

                                           Year Ended December 31, 1998
                          ----------------------------------------------------------------
                          Tuboscope   Guarantor   Non-Guarantor
                            Inc.     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------ -------------- ------------ ------------
                                                  (In thousands)
CONDENSED CONSOLIDATING
STATEMENT OF OPERATIONS
Revenue.................  $    --      $318,997      $311,264     $ (62,560)    $567,701
Operating costs.........       181      297,449       242,133       (59,143)     480,620
                          --------     --------      --------     ---------     --------
Operating profit (loss).      (181)      21,548        69,131        (3,417)      87,081
Other expenses (income).       --         1,137         4,128        (3,417)       1,848
Interest expense........    14,188        3,119           815           --        18,122
                          --------     --------      --------     ---------     --------
Income (loss) before
 income taxes...........   (14,369)      17,292        64,188           --        67,111
Provision for income
 taxes..................       --        13,028        12,138           --        25,166
Equity in net income
 (loss) of subsidiaries.    56,314       52,050           --       (108,364)         --
                          --------     --------      --------     ---------     --------
Net income (loss).......  $ 41,945     $ 56,314      $ 52,050     $(108,364)    $ 41,945
                          ========     ========      ========     =========     ========

                                           Year Ended December 31, 1997
                          ----------------------------------------------------------------
                          Tuboscope   Guarantor   Non-Guarantor
                            Inc.     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------ -------------- ------------ ------------
                                                  (In thousands)
CONDENSED CONSOLIDATING
STATEMENT OF OPERATIONS
Revenue.................  $    --      $291,236      $279,130     $ (45,135)    $525,231
Operating costs.........       120      246,564       211,521       (33,899)     424,306
                          --------     --------      --------     ---------     --------
Operating profit (loss).      (120)      44,672        67,609       (11,236)     100,925
Other expenses (income).       (43)     (27,795)       29,358           --         1,520
Interest expense........       --        13,704           752           --        14,456
                          --------     --------      --------     ---------     --------
Income (loss) before
 income taxes...........       (77)      58,763        37,499       (11,236)      84,949
Provision for income
 taxes..................       --        16,930        14,915           --        31,845
Equity in net income
 (loss) of subsidiaries.    53,181       22,584           --        (75,765)         --
                          --------     --------      --------     ---------     --------
Net income (loss).......  $ 53,104     $ 64,417      $ 22,584     $ (87,001)    $ 53,104
                          ========     ========      ========     =========     ========

                                TUBOSCOPE, INC.

                                           Year Ended December 31, 1999
                          ----------------------------------------------------------------
                          Tuboscope   Guarantor   Non-Guarantor
                            Inc.     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------ -------------- ------------ ------------
                                                  (In thousands)
CONDENSED CONSOLIDATING
STATEMENT OF CASH FLOWS
Net cash provided by
 (used in) operating
 activities.............  $ (5,229)    $ 26,280      $ 6,375       $ 22,248     $ 49,674
Net cash provided by
 (used for) investing
 activities.............       --           --           --             --           --
Capital expenditures....       --        (4,794)      (6,571)           --       (11,365)
Business acquisitions,
 net of cash acquired...       --       (11,373)      (1,747)           --       (13,120)
Investments in
 subsidiaries...........    22,248          --           --         (22,248)         --
Other...................       --        (4,279)        (980)           --        (5,259)
                          --------     --------      -------       --------     --------
Net cash provided by
 (used for) investing
 activities.............   (20,446)     (20,446)      (9,298)       (22,248)     (29,744)
Net cash provided by
 (used for) financing
 activities.............       --           --           --             --           --
Net payments under
 financing agreements...   (19,419)      (4,429)      (1,668)           --       (24,752)
Issuance of common stock
 under employee stock
 plan...................       732          --           --             --           732
Net proceeds from sale
 of common stock........     1,668          --           --             --         1,668
                          --------     --------      -------       --------     --------
Net cash provided by
 (used for) financing
 activities.............   (25,516)      (4,429)      (1,668)           --       (23,116)

Effect of exchange rate
 changes on cash........       --           --          (291)           --          (291)
Net increase in cash and
 cash equivalents.......       --         1,405       (4,882)           --        (3,477)
Cash and cash
 equivalents:
  Beginning of period...       --        (1,097)       9,832            --         8,735
                          --------     --------      -------       --------     --------
  End of period.........  $    --      $    308      $ 4,950       $    --      $  5,258
                          ========     ========      =======       ========     ========

                                TUBOSCOPE, INC.

                                           Year Ended December 31, 1998
                          ----------------------------------------------------------------
                          Tuboscope   Guarantor   Non-Guarantor
                            Inc.     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------ -------------- ------------ ------------
                                                  (In thousands)
CONDENSED CONSOLIDATING
STATEMENT OF CASH FLOWS
Net cash provided by
 (used in) operating
 activities.............  $(229,793)  $ 243,630      $ 35,143      $ 10,455     $ 59,435
Net cash provided by
 (used for) investing
 activities:
Capital expenditures....        --      (29,682)      (10,110)          --       (39,792)
Business acquisitions,
 net of cash acquired...        --       (9,972)      (25,814)          --       (35,786)
Investments in
 subsidiaries...........     10,455         --            --        (10,455)         --
Other...................        --          --            927           --           927
                          ---------   ---------      --------      --------     --------
Net cash provided by
 (used for) investing
 activities.............     10,455     (39,654)      (34,997)      (10,455)     (74,651)

Net cash provided by
 (used for) financing
 activities:
Net payments under
 financing agreements...    232,394    (204,197)       (3,525)          --        24,672
Issuance of common stock
 under employee stock
 plan...................        820         --            --            --           820
Net proceeds from sale
 of common stock........      1,454         --            --            --         1,454
Purchase of treasury
 stock..................    (15,330)        --            --            --       (15,330)
                          ---------   ---------      --------      --------     --------
Net cash provided by
 (used for) financing
 activities.............    219,338    (204,197)       (3,525)          --        11,616
Effect of exchange rate
 changes on cash........        --          --           (258)          --          (258)
Net decrease in cash and
 cash equivalents.......        --         (221)       (3,637)          --        (3,858)
Cash and cash
 equivalents:
  Beginning of period...        --         (876)       13,469           --        12,593
                          ---------   ---------      --------      --------     --------
  End of period.........  $     --    $  (1,097)     $  9,832      $    --      $  8,735
                          =========   =========      ========      ========     ========

                                TUBOSCOPE, INC.

                                           Year Ended December 31, 1997
                          ----------------------------------------------------------------
                          Tuboscope   Guarantor   Non-Guarantor
                            Inc.     Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ---------  ------------ -------------- ------------ ------------
                                                  (In thousands)
CONDENSED CONSOLIDATING
STATEMENT OF CASH FLOWS
Net cash provided by
 (used in) operating
 activities.............  $ 11,425     $  2,829      $ 48,300      $(16,264)    $ 46,290
Cash flows provided by
 (used for) investing
 activities:
Capital expenditures....       --       (14,313)      (20,877)          --       (35,190)
Business acquisitions,
 net of cash acquired...       --       (10,507)      (26,349)          --       (36,856)
Investment in
 subsidiaries...........   (16,264)         --            --         16,264          --
Other...................       --           --           (963)          --          (963)
                          --------     --------      --------      --------     --------
Net cash provided by
 (used for) investing
 activities.............   (16,264)     (24,820)      (48,189)       16,264      (73,009)
Cash flows provided by
 financing activities:
Net borrowings under
 financing agreements...       --        20,478         3,661           --        24,139
Issuance of common stock
 under employee stock
 plan...................       479          --            --            --           479
Net proceeds from sale
 of common stock........     4,351          --            --            --         4,351
                          --------     --------      --------      --------     --------
Net cash provided by
 financing activities...     4,830       20,478         3,661           --        28,969

Effect of exchange rate
 changes on cash........       --           --            (64)          --           (64)
Net increase (decrease)
 in cash and cash
 equivalents............        (9)      (1,513)        3,708           --         2,186
Cash and cash
 equivalents:
  Beginning of period...         9          637         9,761           --        10,407
                          --------     --------      --------      --------     --------
  End of period.........  $    --      $   (876)     $ 13,469      $    --      $ 12,593
                          ========     ========      ========      ========     ========

                                TUBOSCOPE, INC.

13. Quarterly Financial Information (Unaudited)

   Summarized quarterly financial information for 1999, 1998, and 1997 is as follows:

                                                                 Basic   Dilutive
                                                                Earnings Earnings
                                                                 (Loss)   (Loss)
                                            Operating    Net      Per      Per
                                             Profit    Income    Common   Common
                                   Revenue   (Loss)    (Loss)    Share    Share
                                   -------- ---------  -------  -------- --------
                                      (In thousands, except for share data)
   1999
   First Quarter.................. $ 95,212 $  4,040   $   305   $ 0.01   $ 0.01
   Second Quarter.................   92,711    3,235    (1,475)   (0.03)   (0.03)
   Third Quarter..................   95,916    3,995    (1,507)   (0.03)   (0.03)
   Fourth Quarter.................  101,635     (235)   (4,479)   (0.10)   (0.10)
                                   -------- --------   -------   ------   ------
     Total Year................... $385,474 $ 11,035   $(7,156)  $(0.16)  $(0.16)
                                   ======== ========   =======   ======   ======

   1998
   First Quarter.................. $150,181 $ 27,988   $14,233   $ 0.32   $ 0.30
   Second Quarter.................  153,522   28,407    14,887     0.33     0.31
   Third Quarter..................  139,759   19,568     9,236     0.21     0.20
   Fourth Quarter.................  124,239   11,118     3,589     0.08     0.08
                                   -------- --------   -------   ------   ------
     Total Year................... $567,701 $ 87,081   $41,945   $ 0.94   $ 0.89
                                   ======== ========   =======   ======   ======

   1997
   First Quarter.................. $105,501 $ 18,174   $ 8,599   $ 0.20   $ 0.19
   Second Quarter.................  125,995   25,154    12,947     0.30     0.28
   Third Quarter..................  141,411   27,780    15,037     0.34     0.32
   Fourth Quarter.................  152,324   29,817    16,521     0.37     0.34
                                   -------- --------   -------   ------   ------
     Total Year................... $525,231 $100,925   $53,104   $ 1.22   $ 1.14
                                   ======== ========   =======   ======   ======

   During the fourth quarter of 1999 the Company and Newpark Resources Inc. ("Newpark") announced that they had jointly elected to form operational alliances in key market areas rather than proceed with the proposed merger which was agreed to in June 1999. Transaction costs and write-offs of $7,800,000 were incurred in the fourth quarter of 1999 related to costs associated with the proposed Newpark merger and the write-off of the Company's investment in its disposal business which the Company exited as part of its alliance agreement with Newpark.

                                                                      SCHEDULE I
                                 TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          CONSOLIDATED BALANCE SHEETS
                             (Parent Company Only)

                           December 31, 1999 and 1998

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                                                           (In thousands)
                       ASSETS
                       ------
Cash.................................................   $    --      $    --
Amounts due from affiliates..........................    222,267      222,267
Accounts receivable..................................         22          --
Income tax receivable................................        --         3,154
Other assets.........................................      1,595          831
Investment in subsidiaries...........................    350,848      363,814
                                                        --------     --------
    Total assets.....................................   $574,732     $590,066
                                                        ========     ========

               LIABILITIES AND EQUITY
               ----------------------
Amounts due to affiliates............................   $ 22,208     $ 12,235
Interest payable.....................................      5,167        6,242
Notes payable........................................    213,860      232,515
Common stockholders' equity:
  Common stock, $.01 par value 60,000,000 shares
   authorized, 46,052,608 shares issued and
   44,627,908 shares outstanding (45,516,010 shares
   issued and 44,091,310 outstanding at December 31,
   1998).............................................        461          455
  Paid-in capital....................................    314,313      309,691
  Retained earnings..................................     44,944       52,100
  Cumulative translation adjustment..................    (10,891)      (7,842)
  Less: treasury stock at cost (1,424,700 shares)....    (15,330)     (15,330)
                                                        --------     --------
    Total common stockholders' equity................    333,497      339,074
                                                        --------     --------
    Total liabilities and equity.....................   $574,732     $590,066
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

                                                                      SCHEDULE I
                                 TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                             (Parent Company Only)

                   Years ended December 31, 1999, 1998, 1997

                                                    Years Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
                                                         (in thousands)
   Equity in net earnings of subsidiaries.......... $ 10,103  $ 56,314  $53,181
   Interest expense................................  (16,691)  (14,188)     --
   Foreign exchange gain...........................      --        --        43
   State franchise tax and other...................     (568)     (181)    (120)
                                                    --------  --------  -------
   Net income (loss)............................... $ (7,156) $ 41,945  $53,104
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

                                                                      SCHEDULE I

                                 TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Parent Company Only)

                   Years ended December 31, 1999, 1998, 1997

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   1999      1998       1997
                                                 --------  ---------  --------
                                                       (in thousands)
Cash flows from operating activities:
  Net income (loss)............................. $ (7,156) $  41,945  $ 53,104
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Equity in net earnings of subsidiaries......  (10,103)   (56,314)  (53,181)
    Changes in current assets and liabilities:
      Accounts receivable.......................      (22)       522      (505)
      Income tax receivable.....................    3,154     (3,154)      --
      Accrued liabilities.......................      --        (355)    9,797
      Interest payable..........................   (1,075)     6,242       (45)
      Amounts due from affiliates...............    9,973   (218,679)    1,579
                                                 --------  ---------  --------
  Net cash provided by (used for) operating
   activities...................................   (5,229)  (229,793)   10,749
                                                 --------  ---------  --------
Cash flows provided by (used for) investing
 activities:
  Investment in subsidiaries....................   22,248     10,455   (16,264)
                                                 --------  ---------  --------
Cash flows provided by (used for) financing
 activities:
  Borrowings (payments) under financing
   agreements, net..............................  (18,655)   233,225       --
  Other.........................................     (764)      (831)      --
  Proceeds from sale of common stock............    2,400      2,274     5,506
  Purchase of Treasury Stock....................      --     (15,330)      --
                                                 --------  ---------  --------
  Net cash provided by (used for) financing
   activities...................................  (17,019)   219,338     5,506
                                                 --------  ---------  --------
Net change in cash and cash equivalents.........      --         --         (9)
Cash and cash equivalents:......................      --
  Beginning of the year.........................      --         --          9
                                                 --------  ---------  --------
  End of year................................... $    --   $     --   $    --
                                                 ========  =========  ========


                  See notes to condensed financial statements.

                                                                      SCHEDULE I

                                 TUBOSCOPE INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                         December 31, 1999, 1998, 1997

   No cash dividends were paid to Tuboscope Inc.

   For information concerning restrictions pertaining to the common stock and commitments and contingencies, see Notes 6 and 9 of notes to consolidated financial statements of Tuboscope Inc.

                                                                     SCHEDULE II

                                 TUBOSCOPE INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years ended December 31, 1999, 1998, 1997

                                                   Additions
                                                  (Deductions) Charge
                                         Balance  Charged to    offs    Balance
                                        Beginning  Costs and     and    End of
                                         of Year   Expenses     Other    Year
                                        --------- -----------  -------  -------
                                                   (in thousands)
Allowance for doubtful accounts:
  1999.................................  $ 4,942    $2,091     $(1,614) $ 5,419
  1998.................................  $ 3,560    $1,145     $   237  $ 4,942
  1997.................................  $ 2,382    $2,421     $(1,243) $ 3,560
Allowance for inventory reserves:
  1999.................................  $10,997    $  257     $(1,064) $10,190
  1998.................................  $ 8,521    $2,107     $   369  $10,997
  1997.................................  $ 8,994    $1,996     $(2,469) $ 8,521
Allowance for deferred tax assets:
  1999.................................  $ 2,208    $  --      $  (970) $ 1,238
  1998.................................  $ 1,651    $  557     $   --   $ 2,208
  1997.................................  $ 1,171    $  480     $   --   $ 1,651