Form 10-Q/A
period 2000-03-31
TUBOSCOPE INC /DE/
filed 2000-05-12
CIK 860097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10Q/A
(Mark One)
     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2000
                                    ----------------------------

                                       OR
     [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________  to  _____________
     Commission file number   0-18312
                            ----------------------

                                TUBOSCOPE INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                            76-0252850
---------------------------                             -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

    2835 Holmes Road, Houston, Texas                            77051
 --------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)

                                (713) 799-5100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)
                                    -------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X        NO ____________
                            ---------

     The Registrant had 44,824,758 shares of common stock outstanding as of May 8, 2000.

     This amendment to Tuboscope Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the "Original Form 10-Q") is being filed to correct an omission in Exhibit 27 (Financial Data Schedule) to the Original Form 10-Q. As indicated in Exhibit 27 to this amendment, Tuboscope's
"Fiscal-Year-End" is December 31, 2000.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TUBOSCOPE INC.
                                    --------------
                                           (Registrant)



Date:  May 11, 2000                 /s/ Joseph C. Winkler
-------------------                 -----------------------------------------
                                    Joseph C. Winkler
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer (Duly Authorized
                                    Officer, Principal Financial and Accounting
                                    Officer)

                                 EXHIBIT INDEX

Exhibit No.                                             Description                                                Note No.
------------  ------------------------------------------------------------------------------------------------  --------------

  2.1         Agreement and Plan of Merger dated as of March 22, 2000 between Varco                               (Note 16)
              International, Inc. and the Company
  3.1         Second Amended and Restated Bylaws.                                                                 (Note 15)
  3.2         Second Restated Certificate of Incorporation, dated May 13, 1999.                                   (Note 15)
  4.1         Registration Rights Agreement dated May 13, 1988 among the Company, Brentwood                       (Note 1)
              Associates, Hub Associates IV, L.P. and the investors listed therein.

  4.2         Purchase Agreement dated as of October 1, 1991 between the Company and Baker                        (Note 2)
              Hughes Incorporated regarding certain registration rights.

  4.3         Exchange Agreement, dated as of January 3, 1996, among the Company and Baker                        (Note 6)
              Hughes Incorporated.

  4.4         Registration Rights Agreement dated April 24, 1996 among the Company, SCF III,                      (Note 9)
              L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink Industries Limited.

  4.5         Registration Rights Agreement dated March 7, 1997 among the Company and certain                     (Note 10)
              stockholders of Fiber Glass Systems, Inc.

  4.6         Warrant for the Purchase of Shares of Common Stock Expiring December 31, 2000                       (Note 9)
              between the Company and SCF III, L.P. regarding 2,533,000 shares, dated January 3,
              1996.

  4.7         Warrant for the Purchase of Shares of Common stock expiring December 31, 2000                       (Note 6)
              between the Company and Baker Hughes Incorporated regarding 1,250,000 shares, dated January 3, 1996.

  4.8         Indenture, dated as February 25, 1998, between the Company, the Guarantors named                    (Note 11)
              therein and The Bank of New York Trust Company of Florida as trustee, relating to
              $100,000,000 aggregate principal amount of 7 1/2 Senior Notes due 2008 Specimen
              Certificate of 7 1/2% Senior Notes due 2008 (the "Private Notes"); and Specimen
              Certificate at 7 1/2% Senior Notes due 2008 (the "Exchange Notes").

 10.1         Amended and Restated Secured Credit Agreement, dated as of February 9, 1998,                        (Note 11)
              between Tuboscope Inc., and Chase Bank of Texas, National Association, ABN
              Amro Bank N.V., Houston Agency, and the other Lenders Party Thereto, and ABN
              Amro Bank N.V., Houston Agency as Administrative Agent (includes form of
              Guarantee).

 10.1.1       Form of Amendment No. 1 to Amended and Restated Secured Credit Agreement dated                      (Note 13)
              as of March 29, 1999.

 10.1.2       Form of Reaffirmation of Guarantee relating to Amended and Restated Secured Credit
              Agreement dated as of March 29, 1999.

 10.2         Deferred Compensation Plan dated November 14, 1994; Amendment thereto dated                         (Note 12)
              May 11, 1998.

 10.3         Employee Qualified Stock Purchase Plan; and First Amendment to Employee Qualified                   (Note 5)
              Stock Purchase Plan dated March 10, 1994.

 10.4         Amended 1996 Equity Participation Plan                                                              (Note 14)

 10.4.1       Form of Non-qualified Stock Option Agreement for Employees and Consultants;                         (Note 7)
              Form of Non-qualified Stock Option Agreement for Independent Directors.

 10.5         DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non Statutory Stock Option                     (Note 8)
              Agreement.


 Exhibit No.                                               Description                                            Note No.
 -----------                                               -----------                                            --------

 10.6         Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco                         (Note 3)
              International Corporation; Form of Revised Incentive Stock Option Agreement; and
              Form of Revised Non-Qualified Stock Option Agreement.

 10.7         Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for                    (Note 4)
              Non-Employee Directors; and Form of Stock Option Agreement.

 10.8         Master Leasing Agreement, dated December 18, 1995 between the Company and Heller                    (Note 6)
              Financial Leasing, Inc.

 10.9         Tuboscope Stock Option Agreement dated as of March 22, 2000 between the Company                     (Note 16)
              and Varco International, Inc.

 10.10        Varco Stock Option Agreement dated as of March 22, 2000 between Varco                               (Note 16)
              International Inc. and the Company

 10.11        Form of Executive Agreement of certain members of senior management                                 (Note 17)
 10.11.1      Form of First Amendment to Executive Agreements                                                     (Note 17)
 10.12        Executive Agreement of John F. Lauletta                                                             (Note 17)
 10.13        Executive Agreement of Joseph C. Winkler                                                            (Note 17)
 10.14        Form of Indemnity Agreement                                                                         (Note 17)
 21           Subsidiaries                                                                                        (Note 13)

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

 Note 2       Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43525).

 Note 3       Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-72150).

 Note 4       Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-72072).

 Note 5       Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-54337).

 Note 6       Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995.

 Note 7       Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05233).

 Note 8       Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05237).

 Note 9       Incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 1996.

 Note 10      Incorporated by reference to the Company's Current Report on 8-K Filed on March 19, 1997, as
              amended by Amendment No. 1 filed on May 7, 1997.

 Note 11      Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-51115).

 Note 12      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1998.

 Note 13      Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998.

 Note 14      Incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of
              Stockholders.

 Note 15      Incorporated by reference to Tuboscope's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1999.

 Note 16      Incorporated by reference to the Company's Current Report on Form 8-K filed on March 23, 2000.

 Note 17      Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-34582).