Form 10-Q
period 2000-03-31
TUBOSCOPE INC /DE/
filed 2000-05-12
CIK 860097

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

                                TUBOSCOPE INC.

                                     INDEX



                                                                      Page No.
                                                                     ---------
                        Part I - FINANCIAL INFORMATION

Item 1. Financial Statements:
        Consolidated Balance Sheets -
           March 31, 2000 (unaudited) and December 31, 1999                2

        Unaudited Consolidated Statements of Income -
           For the Three Months Ended March 31, 2000 and 1999              3

        Unaudited Consolidated Statements of Cash Flows -
           For the Three Months Ended March 31, 2000 and 1999              4

        Notes to Unaudited Consolidated Financial Statements            5-10

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                       11-13


                          Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  14

Signature Page                                                            15

Exhibit Index                                                          16-18

Appendix A - Financial Data Schedule                                      19

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                                TUBOSCOPE INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,             December 31,
                                                                                         2000                   1999
                                                                                      -----------           -------------
                                 A S S E T S                                                    (In thousands)
                                 -----------
Current assets:
   Cash and cash equivalents............................................              $    6,543             $     5,258
   Accounts receivable, net.............................................                 120,933                 109,908
   Inventory, net.......................................................                  69,314                  70,890
   Prepaid expenses and other...........................................                  13,358                  12,574
                                                                                      ----------            ------------
       Total current assets.............................................                 210,148                 198,630
                                                                                      ----------            ------------
Property and equipment:
   Land, buildings and leasehold improvements...........................                  88,190                  88,860
   Operating equipment and equipment leased to customers................                 266,232                 265,638
   Accumulated depreciation and amortization............................                (115,722)               (111,673)
                                                                                      ----------            ------------
       Net property and equipment.......................................                 238,700                 242,825
Identified intangibles, net.............................................                  21,349                  21,685
Goodwill, net...........................................................                 208,240                 210,114
Other assets, net.......................................................                   2,984                   2,785
                                                                                      ----------            ------------
       Total assets.....................................................              $  681,421             $   676,039
                                                                                      ==========            ============
            L I A B I L I T I E S  A N D  E Q U I T Y
            -----------------------------------------
Current liabilities:....................................................
   Accounts payable.....................................................              $   34,107             $    31,818
   Accrued liabilities..................................................                  42,953                  42,842
   Income taxes payable.................................................                   4,660                   3,262
   Current portion of long-term debt and short-term borrowings..........                  33,150                  33,886
                                                                                      ----------            ------------
       Total current liabilities........................................                 114,870                 111,808
Long-term debt..........................................................                 198,325                 199,449
Pension liabilities.....................................................                   8,658                   8,658
Deferred taxes payable..................................................                  21,848                  21,848
Other liabilities.......................................................                     953                     779
                                                                                      ----------            ------------
       Total liabilities................................................                 344,654                 342,542
                                                                                      ----------            ------------
Common stockholders' equity:
   Common stock, $.01 par value, 60,000,000 shares authorized,
    46,222,328 shares issued and 44,797,628 shares outstanding
    (46,052,608 shares issued and 44,627,908 outstanding at
       December 31, 1999)...............................................                     462                     461
   Paid in capital......................................................                 315,194                 314,313
   Retained earnings....................................................                  47,709                  44,944
   Accumulated other comprehensive income...............................                 (11,268)                (10,891)
   Less: treasury stock at cost (1,424,700 shares)......................                 (15,330)                (15,330)
                                                                                      ----------            ------------
       Total common stockholders' equity................................                 336,767                 333,497
                                                                                      ----------            ------------
       Total liabilities and equity.....................................              $  681,421             $   676,039
                                                                                      ==========             ===========

           See notes to unaudited consolidated financial statements.

                                TUBOSCOPE INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 2000                        1999
                                                                          -----------------          --------------------
                                                                           (in thousands, except share and per share data)
Revenue............................................................             $   108,745                   $    95,212
Costs and expenses:
     Cost of services and products sold............................                  81,696                        74,104
     Goodwill amortization.........................................                   1,875                         1,784
     Selling, general and administrative...........................                  11,847                        12,338
     Research and engineering costs................................                   2,911                         2,946
                                                                          -----------------          --------------------
                                                                                     98,329                        91,172
                                                                          -----------------          --------------------

Operating profit...................................................                  10,416                         4,040
Other expense (income):
     Interest expense..............................................                   4,721                         4,492
     Interest income...............................................                     (52)                          (85)
     Foreign exchange..............................................                      99                        (1,050)
     Other, net....................................................                     376                           174
                                                                          -----------------          --------------------
Income before income taxes.........................................                   5,272                           509
Provision for income taxes.........................................                   2,507                           204
                                                                          -----------------          --------------------
Net income.........................................................             $     2,765                   $       305
                                                                          =================          ====================

Earnings per common share:
     Basic earnings per common share...............................                   $0.06                         $0.01
                                                                          =================          ====================
     Dilutive earnings per common share............................                   $0.06                         $0.01
                                                                          =================          ====================

Weighted average number of common shares outstanding:
     Basic.........................................................              44,714,712                    44,129,760
                                                                          =================          ====================
     Dilutive......................................................              47,180,188                    44,387,315
                                                                          =================          ====================

           See notes to unaudited consolidated financial statements.

                                TUBOSCOPE INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                                2000                 1999
                                                                                          ----------------      ---------------
                                                                                                      (in thousands)
Cash flows from operating activities:
     Net income                                                                                   $  2,765             $    305
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                 8,975                8,421
       Compensation related to employee 401(K) plan                                                    245                  212
       Provision for losses on accounts receivable                                                     506                  150
       Provision for inventory reserve                                                                 290                   --
       Benefit for deferred income taxes                                                                --                 (777)
       Changes in assets and liabilities, net of effects of acquired companies:
         Accounts receivable                                                                       (11,531)              13,455
         Inventory                                                                                   1,286                3,126
         Prepaid expenses and other assets                                                            (784)                (889)
         Accounts payable and accrued liabilities                                                    2,155               (6,035)
         Federal and foreign income taxes payable                                                    1,398                    5
                                                                                          ----------------      ---------------
       Net cash provided by operating activities                                                     5,305               17,973
                                                                                          ----------------      ---------------
Cash flows used for investing activities:
     Capital expenditures                                                                           (4,574)              (2,481)
     Business acquisitions, net of cash acquired                                                        --               (5,663)
     Other                                                                                           1,527                 (251)
                                                                                          ----------------      ---------------
     Net cash used for investing activities                                                         (3,047)              (8,395)
                                                                                          ----------------      ---------------
Cash flows used for financing activities:
     Borrowings under financing agreements                                                           9,532               12,842
     Principal payments under financing agreements                                                 (11,386)             (24,266)
     Proceeds from sale of common stock, net                                                           881                  588
                                                                                          ----------------      ---------------
       Net cash used for financing activities                                                         (973)             (10,836)
                                                                                          ----------------      ---------------
Net increase (decrease) in cash and cash equivalents                                                 1,285               (1,258)
Cash and cash equivalents:
     Beginning of period                                                                             5,258                8,735
                                                                                          ----------------      ---------------
     End of period                                                                                $  6,543             $  7,477
                                                                                          ================      ===============
Supplemental disclosure of cash flow information:
     Cash paid during the three month period for:
       Interest                                                                                   $  7,305             $  8,324
                                                                                          ================      ===============
       Taxes                                                                                      $    917             $  1,091
                                                                                          ================      ===============

           See notes to unaudited consolidated financial statements.

                                TUBOSCOPE INC.
             Notes to Unaudited Consolidated Financial Statements
              For the Three Months Ended March 31, 2000 and 1999
                          and as of December 31, 1999

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

 The financial statements included in this report should be read in conjunction with the Company's 1999 audited consolidated financial statements and accompanying notes included in the Company's 1999 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.

2.   Inventory

     At March 31, 2000 inventories consisted of the following (in thousands):

     Components, subassemblies, and expendable parts...........  $ 48,524
     Equipment under production................................    20,790
                                                                 --------
                                                                 $ 69,314
                                                                 ========

3.   Senior Credit Agreement and Dividend Restrictions

     The Company's Senior Credit Agreement restricts the Company from paying dividends on its capital stock unless the total funded debt to capital ratio (as defined in the Senior Credit Agreement) is less than or equal to 40%. The Company's total funded debt to capital ratio (calculated as defined under the Senior Credit Agreement) was 41.0% at March 31, 2000.

4.   Comprehensive Income (Loss)

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which established new rules for the reporting and display of comprehensive income. Comprehensive income is defined by SFAS No. 130 as net income plus direct adjustments to shareholders' equity. The cumulative translation adjustment of certain foreign entities is the only such direct adjustment recorded by the Company. Comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:

                                                     Three Months
                                                    Ended March 31,
                                                -----------------------
                                                  2000           1999
                                                --------       --------
                                                    (in thousands)
Comprehensive income (loss):
 Net income.................................... $  2,765       $    305
 Cumulative translation adjustment.............     (377)        (2,786)
                                                --------       --------
 Total comprehensive income (loss)............. $  2,388       $ (2,481)
                                                ========       ========

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

                                TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)

    Summarized information for the Company's reportable segments is contained in the following table. Other revenue and operating profit (loss) include revenue from insignificant operations, corporate expenses and certain goodwill and identified intangible amortization not allocated to product lines.

                                                               Solids       Coiled      Pipeline &
                                                               Control     Tubing &       Other
                                                  Tubular    Products &    Wireline     Industrial
                                                 Services     Services     Products      Services        Other         Total
                                                 ------------------------------------------------------------------------------
  Three Months Ended March 31, 2000
  Revenue....................................    $46,941      $37,133      $16,635       $8,036        $    --      $108,745
  Operating Profit (Loss)....................      7,530        7,299        1,886         (314)        (5,985)       10,416

  Three Months Ended March 31, 1999
  Revenue....................................    $38,342      $28,571      $19,558       $8,741        $    --      $ 95,212
  Operating Profit (Loss)....................      5,198        2,710        2,002          190         (6,060)        4,040

6.  Proposed Merger with Varco International, Inc.

    In the first quarter of 2000, the Company entered into a merger agreement with Varco International, Inc. (Varco), a leading provider of drilling equipment and machinery and rig instrumentation for oil and gas well drilling worldwide. The proposed merger is subject to stockholder approval and is expected to be accounted for as a pooling-of-interest. If the merger is completed, 0.7125 shares of the Company's common stock will be exchanged for each share of Varco common stock. The shares of the Company's common stock to be issued to Varco common stockholders are expected to represent approximately 51% of the outstanding stock of the Company after the merger.

7.  $100.0 Million Senior Notes and Condensed Consolidating Financial
    Information

    On February 25, 1998, the Company issued $100.0 million of 7 1/2% Senior Notes due 2008 ("Notes"). The Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The remaining net proceeds have been used to finance acquisitions, working capital and general corporate purposes. The following condensed consolidating balance sheet as of March 31, 2000 and related condensed consolidating statements of operations and cash flows for the three months ended March 31, 2000 should be read in conjunction with the notes to these consolidated financial statements.

                                TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)


7.   Condensed Consolidating Financial Information (cont'd)
     Balance Sheet

                                                                              March 31, 2000
                                                                              (In thousands)
                                                                                   Non-
                                               Tuboscope        Guarantor       Guarantor
                                                 Inc           Subsidiaries    Subsidiaries       Eliminations     Consolidated
                                             ------------     -------------   ---------------    -------------     ------------
          ASSETS
          ------
Current assets:
     Cash and cash equivalents..........      $        --       $        82    $        6,461      $        --      $     6,543
     Accounts receivable, net...........          222,759            68,668           307,763         (478,257)         120,933
     Inventory, net.....................               --            39,307            30,007               --           69,314
     Prepaid expenses and other.........            1,490             8,415             3,453               --           13,358
                                             ------------     -------------   ---------------    -------------     ------------
       Total current assets.............          224,249           116,472           347,684         (478,257)         210,148

Investment in subsidiaries..............          353,637           309,169                --         (662,806)              --
Property and equipment, net.............               --           164,504            74,196               --          238,700
Identified intangibles, net.............               --            21,349                --               --           21,349
Goodwill, net...........................               --           101,777           106,463               --          208,240
Other assets, net.......................               --               390             2,594               --            2,984
                                             ------------     -------------   ---------------    -------------     ------------
       Total assets.....................      $   577,886       $   713,661    $      530,937      $(1,141,063)     $   681,421
                                             ============     =============   ===============    =============     ============

          LIABILITIES AND EQUITY
          ----------------------

Current liabilities:
     Accounts payable...................      $    23,583       $   295,912    $      192,869      $  (478,257)     $    34,107
     Accrued liabilities................            2,640            19,127            21,186               --           42,953
     Income taxes payable...............               --               381             4,279               --            4,660
     Current portion of long-term
        debt............................           27,950             4,464               736               --           33,150
                                             ------------     -------------   ---------------    -------------     ------------
       Total current liabilities........           54,173           319,884           219,070         (478,257)         114,870

Long term debt..........................          186,946            10,775               604               --          198,325
Pension liabilities.....................               --                --             8,658               --            8,658
Deferred taxes payable..................               --            12,861             8,987               --           21,848
Other liabilities.......................               --                --               953               --              953
                                             ------------     -------------   ---------------    -------------     ------------
       Total liabilities................          241,119           343,520           238,272         (478,257)         344,654

Common stockholders' equity:
     Common stock.......................              462                --                --               --              462
     Paid in capital....................          315,194           281,385           187,102         (468,487)         315,194
     Retained earnings..................           47,709            88,756           116,831         (205,587)          47,709
     Cumulative translation
       adjustment.......................          (11,268)               --           (11,268)          11,268          (11,268)
     Treasury Stock.....................          (15,330)               --                --               --          (15,330)
                                             ------------     -------------   ---------------    -------------     ------------
       Total common stockholders'
         equity.........................          336,767           370,141           292,665         (662,806)         336,767
                                             ------------     -------------   ---------------    -------------     ------------
       Total liabilities and equity.....      $   577,886       $   713,661    $      530,937      $(1,141,063)     $   681,421
                                             ============     =============   ===============    =============     ============

                                TUBOSCOPE INC.
              Notes to Consolidated Financial Statements (cont'd)

7.   Condensed Consolidating Financial Information (cont'd)
     Statement of Operations

                                                                      Three Months Ended March 31, 2000
                                                                               (In thousands)
                                                                                    Non-
                                            Tuboscope          Guarantor         Guarantor
                                              Inc            Subsidiaries       Subsidiaries     Eliminations     Consolidated
                                           ------------      ------------      -------------    -------------   ----------------
Revenue................................         $    --           $49,578            $69,769         $(10,602)          $108,745
Operating costs........................              --            49,706             54,725           (6,102)            98,329
                                           ------------      ------------      -------------    -------------   ----------------
Operating profit (loss)................              --              (128)            15,044           (4,500)            10,416
Other expense (income).................             158             6,087               (157)          (5,665)               423
Interest expense.......................           4,090               522                109               --              4,721
                                           ------------      ------------      -------------    -------------   ----------------
Income (loss) before taxes.............          (4,248)           (6,737)            15,092            1,165              5,272
Provision (benefit) for taxes..........              --              (464)             2,971               --              2,507
Equity in net income of subsidiaries...           5,848            12,121                 --          (17,969)                --
                                           ------------      ------------      -------------    -------------   ----------------
Net income (loss)......................         $ 1,600           $ 5,848            $12,121         $(16,804)          $  2,765
                                           ============      ============      =============    =============   ================

                                TUBOSCOPE INC,
              Notes to Consolidated Financial Statements (cont'd)

7.   Condensed Consolidating Financial Information (cont'd)
     Statement of Cash Flows

                                                                          Three Months Ended March 31, 2000
                                                                                   (In thousands)
                                                                                         Non-
                                                  Tuboscope           Guarantor        Guarantor
                                                     Inc            Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                  -------------     ------------     ------------     ------------    ------------
Net cash provided by (used for) operating
activities.....................................         $(1,917)         $ 3,825          $ 3,397        $      --         $ 5,305
Net cash used for investing activities:
   Capital expenditures........................              --           (2,374)          (2,200)              --          (4,574)
   Business acquisitions.......................              --               --               --               --              --
   Other.......................................              --               --            1,527               --           1,527
                                                  -------------     ------------     ------------     ------------    ------------
    Net cash used for investing activities.....              --           (2,374)            (673)              --          (3,047)
Cash flows provided by (used for) financing
 activities:
   Net payments under financing agreements.....           1,036           (1,677)          (1,213)              --          (1,854)
   Net proceeds from sale of common stock......             881               --               --               --             881
                                                  -------------     ------------     ------------     ------------    ------------
       Net cash provided by (used for)
        financing activities ..................           1,917           (1,677)          (1,213)              --            (973)
                                                  -------------     ------------     ------------     ------------    ------------
Net increase (decrease) in cash and cash
   equivalents.................................              --             (226)           1,511               --           1,285
Cash and cash equivalents:
   Beginning of period.........................              --              308            4,950               --           5,258
                                                  -------------     ------------     ------------     ------------    ------------
   End of period...............................         $    --          $    82          $ 6,461        $      --         $ 6,543
                                                  =============     ============     ============     ============    ============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General Operating Environment Overview:

The Company's financial results for the first quarter of 2000 improved over 1999 results as a result of increased demand for products and services directly related to stronger rig activity in North America. The U.S. and Canada rig activity were up 39.5% and 65.5%, respectively, in the first quarter of 2000 compared to the same period of 1999. These improvements were slightly offset by a decline in international rig activity which fell 7.1% in the first quarter of 2000 compared to the first quarter of 1999. Sequentially, rig activity was down less than 1% in the U.S. in the first quarter of 2000 compared to the fourth quarter of 1999. Canada rig activity was up 42.4% for the first quarter of 2000 compared to the final quarter of 1999. International activity remained flat, up less than 1%, in the first quarter of 2000 compared to the last quarter of 1999.

The increase in North America rig activity for the first quarter of 2000 compared to 1999 activity was precipitated by an increase in oil and gas prices. The price of West Texas Intermediate Oil, which was as high as $22.04 per barrel in the fourth quarter of 1997, declined throughout 1998 and into the first quarter of 1999 (reaching decade lows of $12.95 per barrel and $12.97 per barrel in the fourth quarter of 1998 and first quarter of 1999, respectively). Beginning in the second quarter of 1999, West Texas Intermediate Oil prices began to recover. West Texas Intermediate Oil prices strengthened throughout the remainder of 1999 and into 2000, finishing with an average price of $28.82 per barrel in the first quarter of 2000. This recovery in oil prices is primarily the result of an agreement between certain major oil producers to limit worldwide oil production. There can be no assurances that these producers will comply with the self-imposed limitations on oil production, or continue their agreement, or that the improvement in oil prices will stabilize or continue.

Results of Operations

Three Months Ended March 31, 2000 and 1999

Revenue. Revenue was $108.7 million for the first quarter of 2000, an increase of $13.5 million (or 14%) compared to the first quarter of 1999. The increase was due mainly to greater revenue from Western Hemisphere operations, especially in the Tubular Services and Solids Control product lines as a result of the increase in rig activity discussed above.

Revenue from the Company's Tubular Services product line, comprised of Inspection, Coating, and Mill Systems and Sales, was $46.9 million for the first three months of 2000. This represented an increase of $8.6 million (or 22%) compared to the prior year period. The majority of the increase was due to greater revenue in North America Inspection and Coating operations. The Company's fiberglass tubular operation, part of North America Coating, was especially strong with a revenue increase of 76% over the first three months of 1999. European inspection and coating operations remained slow in the first quarter of 2000 and offset some of the gains in North America.

Solids Control revenue was $37.1 million in the first quarter of 2000, an increase of $8.6 million (or 30%) compared to the same period of 1999. The increase was due mainly to strong rental and service operations in North America. Canada's Solids Control operation increased 105%. In addition, Latin America operations also reported strong increases. Revenue from Solids Control equipment sales was down, slightly offsetting the increases in North America and Latin America rental and services business.

Coiled Tubing & Wireline Products revenue was $16.6 million for the three months ended March 31, 2000, representing a decrease of $2.9 million (or 15%) compared to the same period of 1999. The decrease was due to the lag effect the most recent decline in oilfield activity has had on spending by the Company's customers on new coiled tubing and wireline units. The improving market environment began to have an impact on the Company's backlog for Coiled Tubing & Wireline Products, as backlog increased 34% to $24.0 million at March 31, 2000 from $17.9 million at December 31, 1999.

Pipeline & Other Industrial Services revenue was $8.0 million for the three months ended March 31, 2000, representing a decrease of $0.7 million (or 8%) compared to the same period of 1999. The decline was mainly due to lower revenue in the Eastern Hemisphere for Pipeline Services operations.

Gross Profit. Gross profit was $25.2 million (23% of revenue) in the first quarter of 2000, a $5.9 million (or 30%) increase over the first quarter 1999 gross profit of $19.3 million (20% of revenue). The improvement in the 2000 gross profit dollars and percentages was due to the higher revenue discussed above.

Selling, General, and Administrative Costs. Selling, general and administrative costs were $11.8 million in the first quarter of 2000, a decrease of $0.5 million (4%) from the same period of 1999. The decrease was due to cost constraints implemented throughout 1999 and maintained in the first quarter of 2000.

Research and Engineering Costs. Research and engineering costs were $2.9 million in both the first quarters of 2000 and 1999. The majority of the research and engineering costs related to the development of new Pipeline tools, and new product development and existing product improvement in the Solids Control, Coating, Inspection, and Coiled Tubing product lines.

Operating Profit. Operating profit was $10.4 million for the first quarter of 2000 compared to operating profit of $4.0 million in the same period of 1999. The increase in operating profit in 2000 was due to the factors discussed above.

Interest Expense. Interest expense was $4.7 million and $4.5 million in the three months ended March 31, 2000 and 1999, respectively. The slight increase was due to higher interest rates on the Company's term and revolving debt.

Other Expense (Income). Other expense, which includes interest income, foreign exchange, minority interest, and other expense (income), resulted in net other expense of $0.4 million in the first quarter of 2000 and other income of $1.0 million in the first quarter of 1999. The first quarter 1999 other income included foreign exchange gains of $1.1 million related to a strong U.S. dollar and the collection of U.S. dollar receivables on the books of foreign entities.

Provision for Income Taxes. The Company had tax provisions of $2.5 million and $0.2 million in the three months ended March 31, 2000 and 1999, respectively. These provisions represented effective tax rates of 48% and 40% for the respective periods. The provisions were higher than the expected U.S. tax rate of 35% mainly due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net Income. Net income for the first quarter of 2000 and 1999 was $2.8 million and $0.3 million, respectively. The improvement in the first quarter of 2000 was due to the factors discussed above.

Financial Condition and Liquidity

March 31, 2000

For the three months ended March 31, 2000, cash provided by operating activities was $5.3 million compared to $18.0 million for the three months ended March 31, 1999. Cash was provided by operations through net income of $2.8 million plus non-cash charges of $9.0 million, a decrease in inventory of $1.3 million, an increase in accounts payable and accrued liabilities of $2.2 million, and an increase in federal and foreign income taxes payable of $1.4 million. Inventory declined due to equipment sales and concentrated efforts to reduce inventory levels. Accounts payable, accrued liabilities, and federal and foreign income taxes payable increased due to greater activity. These items were offset to some extent during the first three months of 2000 by an increase in accounts receivable of $11.5 million. The increase in accounts receivable was due to a 7% increase in revenue in the first quarter of 2000 compared to the fourth quarter of 1999.

For the three months ended March 31, 2000, the Company used $3.0 million of cash for investing activities compared to $8.4 million for the same period of 1999. Capital expenditures of $4.6 million for the first three months of 2000 were primarily related to the Company's new Truscope Inspection unit, Solids Control equipment in the strong Canadian market, and Fiber Glass liner equipment for the Company's Fiberglass operation.

For the three months ended March 31, 2000, the Company used $1.0 million of cash for financing activities compared to cash used of $10.8 million in the same period of 1999. The main use of cash for financing activities was for the reduction of outstanding debt.

Current and long-term debt was $231.5 million at March 31, 2000, a decrease of $1.9 million from the $233.3 million outstanding at December 31, 1999. The decrease in debt was due to cash flow from operations. The Company's outstanding debt at March 31, 2000 consisted of $98.9 million of Notes (net of discounts), $62.6 million of term loans due under the Company's Senior Credit Agreement, $53.4 million due under the Company's $100.0 million revolving credit facility, and $16.6 million of other debt.

At March 31, 2000 the Company had outstanding letters of credit of $5.1 million. The available facility on the Company's $100.0 million revolving credit facility and $5 million swingline facility was $43.1 million and $3.5 million, respectively, at March 31, 2000.

Forward Looking Statements

This Quarterly Report on Form 10Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, risks associated with growth through acquisitions and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 under the caption "Factors Affecting Future Operating Results."

Quantitative & Qualitative Disclosure About Market Risk

  The Company does not believe it has a material exposure to market risk. The Company manages its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, interest swap and collar agreements in its total debt portfolio. At March 31, 2000, the Company had $231.5 million of outstanding debt. Fixed rate debt included $98.9 million of Senior Notes (net of discounts) at a fixed interest rate of 7 1/2%. The Company had approximately $40.0 million of variable rate debt protected through the use of a collar agreement. The interest rate for the majority of the Company's variable rate debt is reset every six months. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at March 31, 2000. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

Item 6.  Exhibits and reports on Form 8-K

          (a) Exhibits -- Reference is hereby made to the Exhibit Index commencing on page 16.

          (b) A report on Form 8-K was filed on March 23, 2000 regarding the proposed merger of Tuboscope Inc. and Varco International, Inc.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TUBOSCOPE INC.
                                    --------------
                                           (Registrant)



Date:  May 9, 2000                  /s/ Joseph C. Winkler
--------------------                -----------------------------------------
                                    Joseph C. Winkler
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer (Duly Authorized
                                    Officer, Principal Financial and Accounting
                                    Officer)

                                 EXHIBIT INDEX

Exhibit No.                                             Description                                                Note No.
------------  ------------------------------------------------------------------------------------------------  --------------

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

 10.5         DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non Statutory Stock Option                     (Note 8)
              Agreement.


 Exhibit                                                Description                                               Note No.
 -------                                                -----------                                               --------
   No.
   ---

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