Form 10-K
period 2000-12-31
VARCO INTERNATIONAL INC /DE/
filed 2001-03-09
CIK 860097

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                ------------------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2000

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________to________

                           VARCO INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                   0-18312                   76-0252850
(State or other jurisdiction of  (Commission File No.)       (I.R.S. Employer
incorporation or organization)                               Identification No.)

       2835 Holmes Road, Houston, Texas                              77051
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (713) 799-5100

            Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
       Title of each class                              which registered
       -------------------                        ---------------------------
     Common stock, $.01 par value                   New York Stock Exchange
   Preferred Share Purchase Rights                  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001, was $1,858,392,162 based on the closing sales price of such stock on such date.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

     The number of shares outstanding of the registrant's common stock, as of February 28, 2001, was 95,374,137.

                              ------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 2001 Annual Meeting are incorporated by this reference into Part III as set forth herein.

================================================================================

                                    PART I

ITEM 1. BUSINESS

General

     Varco International, Inc. (the "Company") is a leading provider of highly engineered drilling and well-servicing equipment, products and services to the world's oil and gas industry. The Company is the world's leading manufacturer and supplier of innovative drilling systems and rig instrumentation; oilfield tubular inspections and internal tubular coating techniques; drill cuttings separation, control and disposal systems and services; and coiled tubing and pressure control equipment for land and offshore drilling operations. The Company also provides in-service pipeline inspections, manufactures high pressure fiberglass tubulars, and sells and leases advanced in-line inspection equipment to makers of oil country tubular goods. The Company has a long tradition of pioneering many drilling and production innovations which have steadily improved the efficiency, safety, cost and environmental impact of petroleum operations.

     The Company is engaged in the design, manufacture, sale and rental of drilling and well-remediation equipment, and is engaged in the provision of technical services around the world, with operations spanning six continents, 49 countries and every major oilfield market in the world. The Company underwent a significant transformation in May 2000 when Varco International, Inc., a California corporation ("Varco"), merged into Tuboscope Inc. ("Tuboscope"). The Merger has been accounted for as a pooling of interests, and unless otherwise indicated, the financial, historical and other information included herein is for the combined company. The Company's common stock is traded on the New York Stock Exchange under the symbol "VRC." The Company operates through four business groups: Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

     The Drilling Equipment Sales group manufactures and sells integrated systems and equipment for rotating and handling pipe on offshore and land drilling rigs; a complete line of conventional drilling rig tools and equipment, including pipe handling tools, hoisting equipment and rotary equipment; pressure control and motion compensation equipment; and flow devices. Customers include major oil and gas companies, independent producers, national oil companies, oilfield supply stores, and onshore and offshore drilling contractors.

     The Tubular Services group provides internal coating products and services, inspection and quality assurance services for oil country tubular goods, including drillpipe, production tubulars and flowlines. Additionally, this group includes the sale and leasing of proprietary equipment used to inspect tubular products at steel mills, and the design, manufacture and sale of corrosion-resistant high pressure fiberglass tubular goods. The Tubular Services group also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores, industrial plant operators and steel mills.

     The Drilling Services group sells and rents technical equipment used in, and provides services related to, the separation and management of drill cuttings (solids) from fluids used in the oil and gas drilling processes. The Drilling Services group also includes the sale and rental of data collection and monitoring systems used to manage the drilling process on site (rig instrumentation). Customers include major oil and gas companies, independent producers, national oil companies and drilling contractors.

     The Coiled Tubing & Wireline Products group sells highly-engineered coiled tubing equipment, related pressure control equipment, pressure pumping, wireline and related tools to companies engaged in providing oil and gas well drilling, completion and remediation services. Customers include major oil and gas coiled tubing service companies, as well as major oil companies and independent producers.

The following table sets forth the contribution to the Company's total revenues of its four operating groups:

                                                                       Years Ended December 31,
                                                                 2000            1999           1998
                                                                 ----            ----           ----
                                                                            (in thousands)
     Drilling Equipment Sales.............................     $283,360        $504,245       $623,268
     Tubular Services.....................................      248,099         194,929        276,952
     Drilling Services....................................      250,229         202,518        286,052
     Coiled Tubing & Wireline Products....................       84,927          74,156        121,409
                                                              ---------       ---------    -----------
       Total..............................................     $866,615        $975,848     $1,307,681
                                                              =========       =========    ===========

Influence of Oil and Gas Activity Levels on the Company's Business

       The oil and gas industry in which the Company participates has historically experienced significant volatility. Demand for the Company's services and products depends primarily upon the general level of activity in the oil and gas industry worldwide, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the volume of production, the number of well completions and the level of workover activity. Oil and gas activity is heavily influenced by, among other factors, oil and gas prices worldwide. High levels of drilling and well-remediation activity spur direct demand for the Company's products and services used to drill and remediate oil and gas wells, particularly in Tubular Services and Drilling Services. Additionally, high levels of oil and gas activity increase cash flows for drilling contractors and well-remediation oilfield service contractors to reinvest in capital equipment which the Company sells through its Drilling Equipment Sales and Coiled Tubing & Wireline Products groups.

       Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada. The willingness of oil and gas operators to make capital expenditures to explore for and produce oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including: the ability of the members of the Organization of Petroleum Exporting Countries to maintain price stability through voluntary production limits, the level of production by non-OPEC countries and worldwide demand for oil and gas; general economic and political conditions; costs of exploration and production; availability of new leases and concessions and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations.

       Low petroleum prices adversely affected the Company's business in the second half of 1998 and throughout 1999 as drilling and well remediation activity declined. The Company's overall revenues grew in 1998, but declined steadily through 1999 and 2000 as the Company completed orders for Drilling Equipment Sales placed in 1997 and early 1998. Strengthening oil and gas prices in late 1999 and 2000 led to recoveries in the Company's Tubular Services and Drilling Services groups as drilling and well remediation activity rose during the period. Drilling Equipment Sales and Coiled Tubing & Wireline Products revenues began to rise in late 2000 as drilling contractors and well service companies began to invest in new capital equipment following the resumption of higher levels of oilfield activity in 2000.

The Drilling Process

       An oil or gas well is drilled by a bit attached to the end of the drill stem which is made up of 30-foot lengths of drill pipe joined by threaded connections known as "tool joints." Heavy drill collars at the bottom of the drill stem put weight on the bit. Using the conventional rotary drilling method, the drill stem is turned from the rotary table in the floor of the drilling rig by torque applied to the "kelly" (a square or hexagonal section of pipe located at the top of the drill stem) by means of the master bushing and kelly bushing. During the drilling process heavy fluids ("drilling muds") are pumped down through the drill stem and forced out through the bit. The drilling mud returns to the surface through the hole area surrounding the drill stem, carrying with it the cuttings drilled out by the bit. The cuttings are removed from the mud by a solids control system which can include shakers, centrifuge and the like and disposed of in an environmentally sound manner which may include drying and injection either at the well site or an approved disposal site, and the mud is continuously recirculated back into the hole. The drilling mud also serves to contain pressure surges ("kicks") that may intrude into the formation. Wells may be drilled to depths up to 30,000 feet. Consequently the integrity of the drill pipe must be assessed. Additionally there can be a multitude of corrosives both in the formation and in materials used in the drilling process. Accordingly it can be incumbent upon the driller or operator to protect its expensive drill string from such corrosives.

      As the hole depth increases, the kelly must be removed frequently so that additional 30-foot sections of pipe can be added to the drill stem, which may reach lengths in excess of five miles. When the bit becomes dull, the entire drill stem is pulled out of the hole and disassembled, the disconnected sections of pipe are set aside or "racked," the old bit is replaced and the drill stem reassembled and lowered back into the hole (a process called "tripping"). During drilling and tripping operations, tool joints must be screwed together and tightened ("spun in" and "made up"), and loosened and unscrewed ("broken out" and "spun out"). When the hole has reached certain depths, all of the drill pipe is pulled out of the hole and larger diameter pipe known as casing is lowered into the hole and cemented in place in order to protect against collapse and contamination of the hole. Again, the integrity of the casing should be assessed as well as analysing the need for corrosion control and/or hydraulic improvement. Methods of pipe inspection and various tubular coatings and liners are available for these purposes.

      The raising and lowering of the drill stem while drilling or tripping, and the lowering of casing into the well bore, are accomplished with the rig's hoisting system. A conventional hoisting system is a block and tackle mechanism and the derrick must have sufficient structural integrity to support the entire weight of the drill stem or casing string.

      During the drilling process it is possible for formation fluids, such as natural gas, water or oil, to get into the wellbore creating additional pressure which, if not controlled, could lead to a "blowout" of the well. To prevent blowouts, a series of high-pressure valves known as blowout preventers ("BOPs") are positioned at the top of the well and, when activated, form pressure tight seals which prevent the escape of fluids. When closed, conventional BOPs prevent normal rig operations and are activated only if drilling mud and normal well control procedures cannot safely contain the pressure. BOPs must be designed to contain pressure of up to 15,000 psi.

      After the well has reached its total depth and the final section of casing has been set, the drilling rig is moved off of the well and the well is prepared to begin producing oil or gas in a process known as "well completion." A producing well may undergo workover procedures to extend its life and increase its production rate. Frequently the use of coiled tubing and coiled tubing units which are similar to workover rigs, is necessistated either by the particularities of the well or by economic considerations.

Drilling Equipment Sales Group


      The Company intends to continue Varco's long tradition of pioneering innovations such as the top drive and automatic pipe handling systems which improve the efficiency, safety, cost, and environmental impact of drilling operations. The Drilling Equipment Sales group designs, manufactures and sells a wide variety of top drives, automated pipe racking systems, motion compensation systems, rig controls, blow-out preventors, handling tools, drawworks, risers, rotary tables, and other drilling equipment for both the onshore and offshore markets, and is a leader in the development of innovative drilling systems. Based on its supply of drilling equipment for most of the newly-constructed harsh environment offshore drilling rigs over the past few years, the Company believes it is the worldwide market leader in several of these product categories. The Drilling Equipment Sales group sells directly to drilling contractors and oil companies. Demand for its products is strongly dependent upon capital spending plans by oil and gas companies and drilling contractors.


      Top Drives. The Top Drive Drilling System ("TDS") originally introduced by Varco in 1982, significantly alters the traditional drilling process. Using the TDS, the drill stem is rotated from its top by means of a large electric motor. This motor is affixed to rails installed in the derrick and traverses from near the top of the derrick to the rig floor as the drill stem penetrates the earth. Therefore, the TDS eliminates the use of the rotary table for drilling. Components of the TDS also are used to connect additional lengths of pipe to the drill stem during drilling operations.

      The TDS combines elements of pipe handling tools, as well as hoisting and rotary equipment, in a single system. Torque to turn the drill stem is imparted directly by means of a large electric motor which moves up and down along rails installed in the derrick and into which the drill stem is connected. During drilling operations, elements of the TDS perform functions such as spinning-in and making-up tool joints. It also incorporates a drill pipe elevator, providing the capability to maneuver a stand of pipe into position to be added to the drill string when drilling, or to hold and hoist the entire drill stem. Drilling with a TDS System provides several advantages over conventional drilling. It enables drilling with three lengths of drill pipe, reducing by two-thirds the time spent in making connections of drill pipe. In addition it facilitates "horizontal" and "extended reach" drilling (the practice of drilling wells which deviate substantially from the vertical) by providing the ability to rotate the pipe as it is removed from, or replaced into, the hole, thus reducing friction and the incidence of pipe sticking. The TDS also increases the safety of drilling operations.

       The TDS has demonstrated substantial economic advantages. Users of the system generally report reductions in drilling time ranging from 20% to 40%. By facilitating extended reach drilling, the TDS increases the area which can be drilled from a given location, such as a fixed platform or man-made island. Thus, the production from a given reservoir of oil can be increased, and the number of costly fixed platforms required to develop the field can be minimized.

       The TDS has evolved continuously since its initial introduction. Today, the Company's top drive product line includes several models, each designed to satisfy specific customer requirements. Following the 1982 introduction of the initial version, the TDS-3, Varco introduced the TDS-4 in 1990 which offered operators the capability of optimizing speed and torque for differing drilling conditions. The TDS-6S, first delivered in 1991, featured a dual motor which doubled the power and torque of a single motor unit. Introduced in 1993 the TDS-7S featured an alternating current ("AC") motor instead of the direct current ("DC") motor used on previous models. In 1997 the TDS-8S added AC power to the Company's most popular top drive, the TDS-4S. The AC system offers lower maintenance cost, as well as providing higher torque for longer periods and a running speed more than twice that of conventional DC motor powered systems.

       The TDS-9S top drive was introduced in 1995. It is powered by dual AC motors, is reduced in length and rides on a separately installed torque tube. For these reasons it is especially well suited for sale or rental to the conventional land rig market, where portability is critical. The TDS-9S is designed for ease of installation in existing derricks, can be rigged up and rigged down in a matter of hours, and is easily transported from one location to another. During 1997 the TDS-10S was introduced. The TDS-10S is a smaller version of the TDS-9S designed for use in a variety of smaller land and workover rig applications. The TDS-10S has a 250-ton hoisting capacity as compared to the 400-ton hoisting capacity of the TDS-9S. In 1998 a higher hoisting capacity AC powered Top Drive was introduced, the TDS-11S. The TDS-11S has a hoisting capacity of 500 tons.

       Pipe Racking Systems. Pipe racking systems are used to handle drill pipe, casing and other types of pipe (collectively "tubulars") on a drilling rig. Vertical pipe racking systems move drill pipe and casing between the well and a storage ("racking") area on the rig floor. Horizontal racking systems are used to handle tubulars while stored horizontally (for example, on the pipe deck of an offshore rig) and transport it up to the rig floor and raise it to a vertical position from which it may be passed to a vertical racking system.

       Mechanical vertical pipe racking systems reduce, but do not eliminate, the manual effort involved in pipe handling. The Pipe Handling Machine ("PHM"), introduced by Varco in 1985, provides a fully automated mechanism for handling and racking of drill pipe and drill collars during drilling and tripping operations. It incorporates the spinning and torquing functions of the Automated Roughneck with the automatic hoisting and racking of disconnected sections of pipe. These functions are integrated via computer controlled sequencing, and the Pipe Handling Machine is operated by a person in an environmentally secure cabin.

       The Automated Roughneck is an automated version of the Iron Roughneck(R), which was originally introduced by Varco in 1976. It is a microprocessor controlled device which automatically performs the torquing and spinning functions required to connect and disconnect sections of drill pipe during drilling and tripping operations, as well as during the setting of casing.

       The Pipe Racking System ("PRS") is a semi-automated vertical pipe racking system which has evolved from the "Star" system to which Varco acquired the rights in 1990. When used in conjunction with an Automated Roughneck, it provides an alternative to the more fully automated PHM. Like the PHM, it is operated remotely from the driller's cabin by a single operator, but it requires more operator intervention. Its design makes it more easily adapted to a land rig or for retrofitting to an existing offshore rig. The current version of the PRS was introduced in 1996.

       Vertical pipe racking systems are used predominantly on offshore rigs and are virtually mandatory on floating rigs such as semisubmersibles. Horizontal pipe racking systems were introduced by Varco in 1993. They include the Pipe Deck Machine ("PDM"), which is used to manipulate and move tubulars while stored in a horizontal position; the Pipe Transfer Conveyor ("PTC"), which transports sections of pipe to the rig floor; and a Pickup Laydown System ("PLS"), which raises the pipe to a vertical position for transfer to a vertical racking system. These components may be employed separately, or incorporated together to form a complete horizontal racking system, known as the Pipe Transfer System ("PTS").

       Hoisting systems are used to raise or lower the drill stem while drilling or tripping, and the lowering of casing into the well bore. During 1999, Varco introduced its first "Automated Hoisting System" ("AHS"), which uses an AC-powered motor and a braking system that offers precise proportional control. The AHS automates the repetitive hoisting and drilling operations through user-friendly, touch-screen Electronic Driller interface. The AHS is smaller and lighter than conventional hoisting systems. The Company received its first order for an AHS in 2000 and will deliver the first AHS in 2001.

       Blow-out Preventers. BOPs are devices used to seal the space between the drill string and the borehole to prevent an uncontrolled flow of formation fluids and gases. The Drilling Equipment Sales group manufactures three types of BOPs under the Shaffer brandname. Ram and annular BOPs are back-up devices and are activated only if other techniques for controlling pressure in the well bore are inadequate. When closed, these devices prevent normal rig operations. Ram BOPs seal the wellbore by hydraulically closing rams against each other across the wellbore. Specially designed packers seal around specific sizes of pipe in the wellbore, shear pipe in the wellbore or close off an open hole. Annular BOPs seal the wellbore by hydraulically closing a rubber packing unit around the drill pipe or kelly or by sealing against itself if nothing is in the hole. The rotating BOP allows operators to drill or strip into or out of the well at low pressures without interrupting normal operations.

       Varco expanded its BOP line in 1995 with the introduction of a system for achieving Pressure Control While Drilling (PCWD(R)). This new BOP allows normal drilling operations to proceed while controlling pressures up to 2,000 psi, and will operate as a normal spherical BOP at pressures up to 5,000 psi.

       In 1998 Varco introduced the "NXT" ram type BOP which eliminates door bolts, providing weight and space savings. Its unique features make subsea operation more efficient through faster ram configuration changes without tripping the stack.

       The Company sells conventional BOP control systems under the registered trademark Koomey(R). The Koomey control system is hydraulically activated and is used to operate BOPs and associated valves remotely for both land systems and offshore systems. With the recent increase in deep-water drilling depths, traditional hydraulic control systems are inadequate to activate BOPs, which rest on the ocean floor and may be 5,000 feet or more below the surface. In 1997, Varco introduced the IVth Generation MUX, an electronic control system designed specifically for deep-water applications.

       Drilling Risers. Riser is large diameter pipe which, when drilling from a floating rig such as a semisubmersible or drillship, connects the rig to the well on the ocean floor. Therefore, the riser string, which consists of sections approximately 75 feet in length connected together, may extend to as much as 10,000 feet. The Drilling Equipment Sales group purchases the blank pipe, manufactures and attaches connectors to each section, and completes the riser with the attachment of related components.

       Motion Compensation Systems. The Drilling Equipment Sales group sells motion compensation equipment under the registered trademark Rucker(R). Motion compensation equipment stabilizes the bit on the bottom of the hole, increasing drilling effectiveness of floating offshore rigs by compensating for wave and wind action. This group also manufactures tensioners, which provide continuous reliable axial tension to the marine riser pipe and guide lines on floating drilling rigs, tension leg platforms and jack-up rigs. An important product extension in 1996 was the Riser Recoil System, which provides a safe disconnect when the floating rig encounters an unanticipated need to leave location.

       Pipe Handling Tools. The Company's pipe handling tools are designed to enhance the safety, efficiency and reliability of pipe handling operations. Many of these tools have provided innovative methods of performing the designated task through mechanization of functions previously performed manually. The Drilling Equipment Sales group manufactures various tools used in the making up and breaking out of drill pipe, including spinning wrenches, manual tongs, torque wrenches and kelly spinners. The spinning wrench is a tool used to screw together and unscrew sections of drill pipe. Powered pneumatically or hydraulically, it replaces a hazardous device known as a spinning chain. Manual tongs are used to make up or break out tool joints, while the torque wrench is a hydraulically powered device which performs this function with enhanced safety and precision. The kelly spinner is a pneumatically or hydraulically powered tool used to connect and disconnect the kelly to and from the drill stem as additional lengths of pipe are added while drilling.

       The Drilling Equipment Sales group also manufactures other tools used in various pipe handling functions. Slips are gripping devices which hold pipe or casing in suspension while in the hole, and they may be either manual, spring or hydraulically operated. Other products, which include safety clamps, casing bushings and casing bowls, are used to hold and guide drill pipe or casing while in the hole.

       When drilling, tripping or setting casing, lengths of pipe must be hoisted into position above the hole, lowered into or lifted from the hole and held in suspension while in the hole. Hoisting equipment includes devices used to grip and hold various types of pipe ("tubulars") while being raised or lowered. Drill pipe elevators are used to hold lengths of drill pipe as they are hoisted into position to be attached to the drill stem, and to hold the entire drill stem as it is lowered into or lifted from the hole. Similarly, casing elevators and spiders are gripping devices used to hold the casing as additional lengths are added and lowered into the hole. Links are elongated steel forgings from which the elevator is suspended and which, in turn, hangs from beneath the hook, which is connected to the hoisting mechanism of the drilling rig. The Drilling Equipment Sales group manufactures elevators to accommodate a variety of tubulars, as well as a complete line of links and hooks, together with casing elevators and spiders, to handle a variety of casing sizes and accommodate casing weighing up to 1,000 tons.

       Varco expanded its casing spider line in 1994 with the introduction of the Flush Mounted Spider ("FMS 375"). It is designed to improve safety and efficiency during casing operations by eliminating scaffolding which otherwise must be used as a raised work platform for the rig crew.

       During 1996, Varco introduced the BX Hydraulic Elevator and the PS 21 and PS 30 Hydraulic Power Slips. The BX Hydraulic Elevator increases safety and eliminates the normal rig complement of several different types and sizes of elevators through the use of removable bushings. The PS 21 and PS 30 Power Slips improve both safety and rig efficiency by permitting the handling of all sizes and types of tubulars with a single tool and by incorporating the FMS concept.

       Rotary Equipment. Rotary equipment products consist of kelly bushings and master bushings. The kelly bushing applies torque to the kelly to rotate the drill stem and fits in the master bushing which is turned by the rotary table on the floor of the rig. The Drilling Equipment Sales group produces kelly bushings and master bushings for most sizes of kellys and makes of rotary tables.

       In 1998, Varco introduced the Rotary Support Table for use on rigs with Top Drive Drilling Systems. The Rotary Support Table is used in concert with the TDS to completely eliminate the need for the larger conventional rotary table.

       Rig Controls. Drilling consoles, and recently, the V-ICIS, are typically sold as original equipment to the rig manufacturer. However, electronic drilling consoles may be sold as upgrades to existing rigs. In the United States and Canada, most other instrumentation products are rented to the drilling contractor or oil company when necessary, and are therefore, not permanently installed on the rig. Internationally, nearly all instrumentation equipment is sold to the rig owner and becomes a permanent part of the drilling rig.

       A significant portion of the sales of Drilling Equipment Sales is in spare and replacement parts. The Company conducts Drilling Equipment manufacturing operations at facilities across North America and Europe, and maintains sales and service offices in most major oilfield markets. The Company expanded its market presence in Norway when it acquired its agent, Scana IOS Desco AS, in December 2000.

       The products of the Drilling Equipment Sales group are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development or improved availability and delivery. The group's primary competitors are Hydralift AS, a Norwegian company, National-Oilwell, Inc., Cooper Cameron Corporation, Hydril Company, Stewart and Stevenson Service, Inc., DenCon Oil Tools and Weatherford International, Inc. Other competitors include Aker Maritime AS, a Norwegian company, Tesco Corporation, a Canadian company, and Canrig, a division of Nabors Industries.

Tubular Services Group

       The Company is a leading provider of a variety of tubular services to oil and gas producers, drilling contractors, well-remediation contractors, pipeline operators, and tubular manufacturers and distributors. The Tubular Services group provides tubular inspection services for drillpipe, casing, production tubing, and line pipe at drilling and workover rig locations, at pipe yards owned by its customers, at steel mills and processing facilities manufacturing tubular goods, and at facilities which it owns. This group also provides for the internal coating of tubular goods at eleven plants worldwide, including a plant opened in Navasota, Texas in 1998, and through licensees in certain locations. The Company believes it is the leading provider of oil country tubular goods inspection and internal tubular coating services worldwide. Additionally, the Company designs, manufactures and sells high pressure fiberglass tubulars for use in corrosive applications. The Tubular Services group also provides in-place inspection of oil, gas and product transmission pipelines through its application of free-swimming instrumented survey tools ("smart pigs") which it engineers, manufactures and operates.

       The Company's customers rely on tubular inspection services to avoid failure of in-service tubing, casing, flowlines, pipelines and drillpipe. Such tubular failures are expensive and in some cases catastrophic. The Company's customers rely on internal coatings of tubular goods to prolong the useful lives of tubulars and to increase the volumetric throughput of in-service tubular goods. The Company's customers sometimes use fiberglass tubulars in lieu of conventional steel tubulars, due to the corrosion-resistant properties of fiberglass. Tubular inspection and coating services, and fiberglass tubulars, are used most frequently in operations in high-temperature, deep, corrosive oil and gas environments. In selecting a provider of tubular inspection and tubular coating services, oil and gas operators consider such factors as reputation, experience, technology of products offered, reliability and price. Following its December 2000 acquisition of the assets of Smith Fiberglass Products, the Company believes it is now the largest provider of fiberglass tubulars to oilfield applications worldwide.

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

       In 1997, the Company acquired Fiber Glass Systems, a leading provider of high pressure fiberglass tubulars used in oilfield applications, for a combination of stock and cash. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name "Star(R)," and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. The Company acquired two fiberglass tubing manufacturing facilities in the U.S. and one in China from A.O. Smith in December 2000, which significantly expanded its manufacturing capabilities and product lines. Like coated tubulars, fiberglass pipe is used to guard against corrosive fluids produced in the oilfield.

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

       The Tubular Services group's tubular inspection services employ all major non-destructive inspection techniques, including electromagnetic, ultrasonic, magnetic flux leakage and gamma ray. These inspection services are provided both by mobile units which work at the wellhead as used tubing is removed from a well, and at fixed site tubular inspection locations. The group provides an ultrasonic inspection service for detecting potential fatigue cracks in the end area of used drill pipe, the portion of the pipe that traditionally has been the most difficult to inspect. Tubular inspection facilities also offer a wide range of related services, such as API thread inspection, ring and plug gauging, and a complete line of reclamation services necessary to return tubulars to useful service, including tubular cleaning and straightening, hydrostatic testing and re-threading.

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

       The Company has pioneered many tubular inspection technologies used in the oilfield, and continues to expand its product offering through innovation and acquisition. In 1996, the Company installed its first proprietary high-speed full-body ultrasonic tubular inspection unit (Truscope(R)). The new service provides 100% ultrasonic coverage of tubulars at a rate of up to 200 feet per minute. In 1997, the Company began offering a proprietary, patented external tubular connection integrity test, the ISO-Gator (TM), for use at the rig site. The technology was obtained through the Company's acquisition of the operating assets of Gator Hawk, Inc. In 1998, the Company introduced a new coiled tubing inspection service with its electromagnetic CT Scope(R).

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

       The Tubular Services group also provides industrial inspection and monitoring services for the construction, operation and maintenance of major projects in energy-related industries. Inspection techniques include the x-raying of pipeline girth welds and ultrasonic or eddy current inspection of refinery equipment. Monitoring services include various quality assurance and control and supervision services. Most of these services are provided during fabrication, installation and maintenance of energy-related facilities. The primary customers are power plants undergoing construction or maintenance, chemical and petrochemical plants, pipeline construction companies and pipeline owners.

       Pipeline Inspection. In-place inspection services for oil and gas pipelines identify anomalies in the pipelines without removing or dismantling the pipelines or disrupting the product flow, giving customers a convenient and cost-effective method of identifying potential defects in pipelines. The Tubular Services group inspects pipelines by launching a sophisticated survey instrument into the pipeline. Propelled by the product flow, the instrument uses electromagnetics, ultrasonics, and mechanical measurements received on digital and analog media to monitor the severity and location of internal and external pitting-type corrosion as well as anomalies in the pipeline, providing a basis for evaluation and repair by the customer. Once the test is complete, the survey instrument is returned to the Company, refurbished and used for future pipeline inspections.

       Management believes the major competitive factors for Pipeline Services are reputation for quality, service, reliability of obtaining a successful survey on the first run, product technology, price, and technical support on survey interpretation. Demand for the Company's pipeline services is somewhat dependent on commodity prices, which affects funds available for discretionary pipeline inspection and maintenance expenditures by many pipeline operators. This dependence is most pronounced in international markets. Additionally, significant consolidation in the pipeline industry has caused many pipeline operators to defer inspections in recent years as they re-evaluate their pipeline maintenance programs following mergers and acquisitions. Management believes there are growth opportunities for the Company's Pipeline Services due to the aging of the worldwide pipeline network, and construction of new pipelines. U.S. regulatory inspection requirements and an extensive pipeline infrastructure in Eastern Europe are additional industry factors expected to contribute to the growth of the Company's Pipeline Services. Catastrophic pipeline failures in the U.S. in recent years have prompted regulators to examine more stringent pipeline inspection requirements for pipeline operators, which would increase the demand for the Tubular Services group pipeline inspection services. However, there can be no assurance that such measures will be enacted. Additionally, management believes that the Company's new digital TruRes(R) inspection technology and other new software and survey products will provide growth opportunities. The TruRes(R) technology applies advanced digital computer technology and other advancements within the body of the inspection tool to provide greater measurement sampling density and pipe-body coverage.

       The Tubular Services group's customers include almost all major oil and gas companies, large and small independent producers, national oil companies, drilling contractors, oilfield supply stores, pipeline operators and steel mills. No single customer accounted for more than 10% of the Company's revenue in 2000. The Company's competitors in Tubular Services include, among others, ICO Inc., Ameron, Pipeline Integrity International, and Shaw Industries. In addition, the Tubular Services group competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which this group operates have adopted policies or regulations which may give local nationals in these countries certain competitive advantages. In tubular coating, certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company's products.

Drilling Services Group

       The Company's Drilling Services group is engaged in the provision of highly-engineered equipment, products and services which separate and manage drill cuttings produced by the drilling process ("Solids Control Services"). Drill cuttings are usually contaminated with petroleum or drilling fluids, and must be disposed of in an environmentally sound manner. Additionally, efficient separation of drill cuttings enhances the drilling effectiveness of the drilling fluids for re-use. Under its brand names Brandt(R) and Brandt Rigtech, the Company believes it is the market leader in the provision of solids control services to the oil and gas drilling industry worldwide. The Drilling Services group also rents and sells proprietary drilling rig instrumentation packages which monitor various processes throughout the drilling operation, under the name MD/Totco. The group's rig instrumentation packages collect and analyze data through both analog and digital media, enabling rig personnel to maintain safe and efficient drilling operations. The Company believes it is the largest provider of drilling rig instrumentation packages worldwide.

       Solids Control. The Drilling Services Group uses a variety of technologies to separate drill cuttings from drilling fluid, and to further transport, dry and refine drill cuttings for safe disposal. The Company believes the regulatory and industry trend towards minimizing the environmental impact of drilling operations in a number of environmentally sensitive oil and gas productive regions will lead to greater demand for highly engineered solids control products and closed loop drilling systems. The Company further believes the trend towards more technically complex drilling, including highly deviated directional wells and slim-hole completions, will favorably impact the demand for solid controls technology because of its ability to reduce costly downhole problems. As environmental constraints are increased and as awareness of environmental protection grows, the Company believes that its drill cuttings and treating processes (thermal, cuttings reinjection, etc.) will result in increased demand for these products.

       The Company has a history of introducing new solids control products and services obtained both through its internal development and through acquiring or licensing technologies from others. The Company acquired the Gumbo Chain from Nu-Tec, Inc. in 1997, a product to remove sticky shale or "gumbo," which is encountered in certain geologic environments, from drilling fluid. In 1998, the Company initiated operations with a unit which removes hydrocarbons from drill cuttings using heat. The processed cuttings are rendered inert and can be disposed of with minimal environmental impact. The Company commenced operation of a second drill cuttings thermal desorption unit in the first quarter of 1999. The Company also introduced its new Cobra(TM) shale shaker in 1998. The Cobra(TM) has a small footprint and a lightweight design, and is priced to compete in the more price-sensitive segment of the market. Several other versions of this shaker were introduced during 1999, along with new screens to increase the efficiency of the shaker. The Company acquired two businesses, Baytron Inc. and M.S.D. Inc., in 1998 in order to enhance its rig instrumentation, cuttings slurrification and injection capabilities, respectively, and to achieve consolidation savings. In 1999, the Company acquired Manufacturas Rowi, C.A. (Rowica), a Venezuelan solids control company, and the solids control assets of Newpark Resources, Inc. In early 2001 the Company acquired certain assets of Angelle Construction, Inc. to enhance its cuttings transport technologies.

       The Drilling Services group manufactures conventional and linear motion shale shakers, high speed and conventional centrifuges, desanders, desilters, screens, degassers and closed loop drilling fluids systems at its facilities in Conroe, Texas; Houston, Texas; and Aberdeen, United Kingdom. The group markets solids control equipment under the Brandt(R), Brandt Rigtech, and various other brand names. For the year ended December 31, 2000, approximately 40% of the Drilling Services group's solids control equipment revenue was generated from the sale of solids control equipment and inventory, and approximately 60% of such revenue was generated from rentals and services.

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

       Drilling Rig Instrumentation. The Drilling Services group's rig instrumentation systems provide drilling rig operators real time measurement and monitoring of critical parameters required to improve the rig safety and efficiency. Systems are typically comprised of several sensors placed throughout the rig to measure parameters such as weight on bit, hookload, standpipe pressures, mud pump strokes, drilling mud levels, torque, and others, all networked back to a central command station for review, recording and interpretation. Additionally the rig instrumentation packages typically provide multiple CRT screens around the rig for various rig personnel to perform individual jobs more effectively, and cameras for certain areas to permit remote monitoring. The Company offers proprietary touch-screen displays, interpretive software, and data archival and retrieval capabilties. In 1999, the Company introduced its RigSense (TM) product, which combined leading hardware and software technologies into an integrated drilling rig package. It recently completed a successful test to permit access of drilling data from offsite locations, which will enable company personnel to monitor drilling operations from an office environment, through a secure link.

       The group's customers for Drilling Services include almost all major oil and gas companies, large and small independent producers, national oil companies, and drilling contractors. No single customer accounted for more than 10% of the Company's revenue in 2000. Competitors in Drilling Services include Smith International ("SWACO"); Derrick Manufacturing Corp.; Oil Tools Pte. Ltd; National Oilwell; Petron Industries, Inc.; Epoh, a division of Nabors Industries; Pason Systems, Inc., a Canadian company and a number of regional competitors. The Company's Drilling Services group operates in highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in the Drilling Services market. Management believes that, in addition to on-site services, the principal competitive factors affecting its Drilling Services business are performance, quality, reputation, customer service, product availability, breadth of product line and price.

Coiled Tubing & Wireline Products Group

       The Company's Coiled Tubing & Wireline Products group sells capital equipment and consumables to most of the major oilfield coiled tubing and wireline remediation and drilling service providers. The Company believes it is the world's leading designer and manufacturer of coiled tubing units, coiled tubing and wireline pressure control equipment, and wireline units used in oil and gas well remediation, completion and drilling operations. The Company, through its January 2001 acquisition of Quality Tubing, Inc., also manufactures steel coiled tubing used by well remediation contractors and oil and gas producers. The Company believes it is the second largest producer of coiled tubing worldwide. Demand for the group's Coiled Tubing & Wireline Products is strongly dependent upon the capital spending plans of coiled tubing and wireline service companies, and the general level of well remediation activity.

       Coiled Tubing Products. Coiled tubing consists of flexible steel tubing manufactured in a continuous string and spooled on a reel. It can extend several thousand feet in length and is run in and out of the well bore at a high rate of speed by a hydraulically operated coiled tubing unit. A coiled tubing unit is typically mounted on a truck or skid and consists of a hydraulically operated tubing reel or drum, an injector head which pushes or pulls the tubing in or out of the well bore, and various power and control systems. Coiled tubing is typically used with sophisticated pressure control equipment which permits the operator to continue to safely produce the well. The Coiled Tubing and Wireline Products group manufactures and sells both coiled tubing units and the ancillary pressure control equipment used in these operations.

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

       Generally, the Coiled Tubing and Wireline Products group supplies customers with the equipment and components necessary to use coiled tubing, which the customers typically purchase separately. The group's coiled tubing product line consists of coiled tubing units, coiled tubing and wireline pressure control equipment, wireline units, pressure pumping equipment, snubbing units, nitrogen pumping equipment and cementing, stimulation, and blending equipment. The group markets its coiled tubing equipment under the Hydra Rig(R) brand name primarily to providers of coiled tubing drilling and workover services. The Company's primary coiled tubing unit production facilities are located at its Hydra Rig facility in Fort Worth, Texas. In addition, the group markets coiled tubing pressure control equipment under the Texas Oil Tools(R) brand name and manufactures this equipment at its facility in Conroe, Texas.

       Wireline Products. Through its 1996 acquisitions of SSR (International) Ltd., and Pressure Control Engineering Ltd., and 1998 acquisition of Eastern Oil Tools Pte. Ltd, the Company assembled a market-leading position in the wireline unit and pressure control manufacturing business, expanded its offering of downhole coiled tubing tools and added manufacturing facilities in Poole and Aberdeen, in the United Kingdom; Perth, Australia; and Singapore. Additionally, the Company began offering its "TEM(TM)" cementing equipment and fabricating nitrogen pumping units in Tulsa, Oklahoma, in December 1997, when it acquired Tulsa Equipment Manufacturing Company.

       The Company's acquisition of Eastern Oil Tools Pte. Ltd. in June, 1998 also added perforating guns to its offering of products. Additionally, the Company acquired Weston Oilfield Engineering Limited in Norwich, United Kingdom, in December 1998, which strengthened its coiled tubing unit refurbishing, servicing and spare parts business, as well as added new cryogenic nitrogen technologies.

       The Company has a history of engineering new technologies and products for its Coiled Tubing & Wireline Products markets. It recently introduced the DSH "Sidedoor" Stripper/Packer, which allows packer and bushing replacement while the operator has coiled tubing in the wellbore, and the CT Slimhole BHA Jetting Tool Assembly, a small diameter jetting tool which can traverse small diameter well completion configurations. The Coiled Tubing & Wireline Product group's coiled tubing product offering also includes sophisticated downhole tools engineered to enable oil and gas producers to re-enter complex multilateral wells, to install coiled tubing velocity strings, to bypass electrical submersible pumps, and to perform a variety of other remediation and completion activities utilizing coiled tubing. One such product, the MLR(TM) system was awarded a Meritorious Award for Engineering Innovation at the 1996 Offshore Technology Conference in Houston, Texas.

       The Company's customers for Coiled Tubing and Wireline Products include almost all major oil and gas coiled tubing service companies, as well as major oil companies, national oil companies, and small independents. No single customer accounted for more than 10% of the Company's revenue in 2000. Competitors in Coiled Tubing & Pressure Control Products include Stewart & Stevenson, Precision Tubing, Maritime Hydraulics, Elmar, ASEP, National Oilwell and several smaller competitors.

2000 Acquisitions

       In 2000, the Company made the following acquisitions:

                                                                                                                Date of
       Acquired Entity/Assets                                                   Product Line                    Acquisition
       ----------------------                                                   ------------                    -----------
       Magna-Sonic Stress Testers, Inc.                                         Tubular Services                April 2000
       Fiberglass pipe manufacturing assets of Smith Fiberglass Products        Tubular Services                December 2000
       Scana I.O.S. Desco AS                                                    Drilling Equipment Sales        December 2000

Seasonal Nature of the Company's Business

       Historically, the level of the Company's business has followed some seasonal trends, which are described below.

       In past years, the Company's Tubular Services and Drilling Services businesses in the United States realized lower activity levels during the first quarter of the calendar year due to delays in the approval of drilling budgets and weather restrictions. The Company's tubular inspection, tubular coating, solids control, and rig instrumentation businesses in Canada typically realized a strong first quarter as operators took advantage of the winter freeze to help gain access to remote drilling and production areas, and then declined during the second quarter due to warmer weather conditions which resulted in thawing, softer ground, difficulty accessing drill sites, and road bans that curtailed drilling activity. In past years, Tubular Services activity in both the United States and Canada increased during the third quarter and then peaked in the fourth quarter as operators spent the remaining drilling and/or production capital budgets for the year.

       The pipeline inspection portion of Tubular Services has typically experienced reduced activity during the first quarter of the calendar year. The high winter demand for gas and petroleum products in the northern states and the consequent curtailment of pipeline maintenance and inspection programs resulted in less opportunity to perform pipeline inspection during this time. During the second quarter, activity has typically begun to increase and normally has continued at relatively stable levels through the end of the year as operators finished scheduled maintenance programs. Mill systems sales and industrial inspection services have had no particular seasonal trend. The timing of mill equipment sales is not easily predictable and, accordingly, revenue tends to fluctuate from quarter to quarter.

       In general, Coiled Tubing & Wireline Products have experienced lower revenue in the fourth quarter due to major customers placing orders, based on their budgeting process, in the fourth quarter for delivery during the next three quarters. This process may change in the future as a major customer has changed to a continuous budgeting process and will place orders throughout the year. There can be no guarantees that this trend will continue or that any other customer will change its ordering process.

       In general the Drilling Equipment Sales division has not experienced significant seasonal fluctuation. There can be no guarantee that seasonal effects will not influence future drilling equipment sales.

       The Company anticipates that these seasonal trends will continue. However, there can be no guarantee that spending by the Company's customers will continue or that other customers will remain the same as in prior years.

Marketing & Distribution Network

       The Company's products are marketed through a sales organization and a network of agents and distributors, which spans 49 countries.

       The Company's Drilling Equipment customers include private and government-owned oil companies, drilling contractors, drilling rig manufacturers, rental tool companies, and supply companies, which supply oilfield products to the end users of the Company's products.

       Drilling Equipment, such as the Automated Roughneck, Top Drive Drilling System, pipe racking systems, and pressure control and motion compensation equipment, as well as the Varco integrated control and information systems ("V-ICIS"), represent significant capital expenditures and are usually sold directly to an oil company, drilling contractor or rig builder. Other drilling equipment products may be sold through supply stores or directly to government-owned oil companies or drilling contractors.

       The Company's Tubular Services customers include major and independent oil and gas companies, national oil companies, oilfield equipment and product distributors and manufacturers, drilling and workover contractors, oilfield service companies, pipeline operators, steel mills, and other industrial companies. Certain tubular inspection and tubular coating products and services often are incorporated as a part of a tubular package sold by tubular supply stores to end users. Tubular Services primarily has direct operations in the international marketplace, but operates through agents in certain markets.

       The Company's Drilling Services customers are predominantly major and independent oil and gas companies, national oil companies and drilling contractors. The Drilling Services group operates sales and distribution facilities at strategic locations worldwide to service areas with high drilling activity. The Company's worldwide Solids Control and Instrumentation sales employees are complemented by service and engineering facilities which provide specialty repair and maintenance services to customers.

       The Company's Coiled Tubing and Wireline Products are primarily sold directly to end users through a worldwide Coiled Tubing and Wireline Products sales organization. The Company also has in place certain exclusive alliances with major oilfield service companies to provide pressure control equipment.

       The Company's foreign operations, which include significant operations in Canada, Europe, the Far East, the Middle East and Latin America, are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationship between the Company and such government-owned petroleum companies. Although the Company has not experienced any significant problems in foreign countries arising from nationalistic policies, political instability, economic instability or currency restrictions, there can be no assurance that such a problem will not arise in the future. See Note 12 of the Notes to the Consolidated Financial Statements for information regarding geographic revenue information.

Research and New Product Development and Intellectual Property

       The Company believes that it is a leader in the development of new technology and equipment to enhance the safety and productivity of the drilling process and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. Additionally it believes that the Company's strong market position in its major businesses is enhanced by its leading technologies and reputation for innovation and expertise. Through its internal development programs and certain acquisitions, the Company has assembled an extensive array of technologies protected by a substantial number of trade and service marks, patents, trade secrets, and other proprietary rights.

       As of December 31, 2000, the Company held a substantial number of United States patents and had patent applications pending. Expiration dates of such patents range from 2001 to 2018. As of such date the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets.

       Although the Company believes that this intellectual property has value, competitive products with different designs have been successfully developed and marketed by others. The Company considers the quality and timely delivery of its products, the service it provides to its customers and the technical knowledge and skills of its personnel to be more important than its intellectual property in its ability to compete. While the Company stresses the importance of its research and development programs, the expense and market uncertainties associated with the development and successful introduction of new products are such that there can be no assurance that the Company will realize future revenues from new products.

Engineering and Manufacturing

       The manufacturing processes for the Company's Drilling Equipment group's products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components and testing. Drilling and pressure control equipment products are manufactured primarily from alloy steel, and the availability of alloy steel castings, forgings, purchased components and bar stock is critical to the production and timing of shipments. Automated Roughnecks, Top Drive Drilling Systems, and pipehandling systems are manufactured in Orange, California; pressure control and motion compensation equipment, riser pipe and riser tensioners are manufactured at facilities in Houston, Texas; and rotating and handling tools are manufactured at the Company's facilities in Etten-Leur, the Netherlands, and Mexicali, Mexico.

       The Company's Drilling Services group manufactures or assembles the equipment and products which it leases and sells to customers, and which it uses in providing solids control. In addition to producing new solids control and instrumentation equipment and products, Drilling Services also produces spare parts for sale. Drilling Services manufactures screens used in its solids control operations and for sale to others at its New Iberia, Louisiana; Conroe, Texas; Leduc, Alberta; and Trinidad facilities; manufactures solids control equipment at its facilities in Houston, Conroe, and Aberdeen; and manufactures instrumentation equipment at its Cedar Park, Texas facility.

       The Tubular Services group manufactures tubular inspection equipment and instrumented pipeline inspection tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Conroe, Texas; Evangeline, Louisiana; and Aberdeen, Scotland. Fiber glass tubulars and fittings are manufactured at its San Antonio, Texas; Big Spring, Texas; Little Rock, Arkansas; and Wichita,

Kansas facilities, while tubular coatings are manufactured in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers.

       The Coiled Tubing and Wireline Products group manufactures coiled tubing units, wireline units, pressure pumping equipment and pressure control equipment at its Fort Worth, Texas; Conroe, Texas; Tulsa, Oklahoma; Aberdeen, Scotland; Singapore; Perth, Australia; and Poole, England facilities.

       Certain of the Company's manufacturing facilities and certain of the Company's products have various certifications, including, ISO 9001, API and ASME.

Raw Materials

       The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are readily available at competitive prices from numerous sources.

Backlog

       Sales of the Company's products are made on the basis of written purchase orders or contracts and, consistent with industry practice, by telex, letter or oral commitment later confirmed by a written order. In accordance with industry practice, orders and commitments generally can be cancelled by customers at any time. However the Company, is generally entitled to cancellation fees for expenses and costs incurred prior to the cancellation of orders. In addition, orders and commitments are sometimes modified before or during manufacture of the products. The Company's backlog is based upon anticipated revenues from customer orders that the Company believes are firm. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

       The backlog of unshipped orders was approximately as follows on the dates indicated (in thousands):

                                                                               December 31,
                                                                    2000          1999            1998
                                                                    ----          ----            ----
    Drilling Equipment Sales.............................         $ 88,055       $ 55,734       $336,961
    Coiled Tubing & Wireline Products....................         $ 61,200       $ 17,946       $ 39,068
                                                                  --------       --------       --------
       Total.............................................         $149,255       $ 73,680       $376,029
                                                                  --------       --------       --------

       The Company expects that substantially all of the backlog will be shipped by December 31, 2001.

Environmental Matters

       The Company's manufacturing processes and its inspection, coating and solids control services routinely involve the handling and disposal of chemical substances and waste materials, some of which may be considered to be hazardous wastes. These potential hazardous wastes result primarily from the manufacturing and testing processes and the use of mineral spirits to clean pipe threads during the tubular inspection process and from the coating process, and the handling of and, in normal cases, the disposal of drilling fluids and cuttings on behalf of the drillers and/or producers.

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

Employees

       At December 31, 2000 the Company had a total of 6,660 employees (of which 782 were temporary employees). The Company considers its relations with its employees to be excellent and has never suffered a work stoppage or interruption due to a labor dispute.

ITEM 2. PROPERTIES

     The following is a description of the Company's major facilities:

                                                                                   Size (Approximate
              Location                             Description                       Square Feet)        Owned/Leased
              --------                             -----------                       -----------         ------------
North America:

U.S.:

Kenai, Alaska.......................  Inspection Facility (Lower Shop)           12,000 on 10 Acres      Owned

                                      Inspection Facility (Upper Shop)           14,400 on 11 Acres      Leased

North Slope (Deadhorse) Alaska......  Inspection, Repair & Service Center        18,400 on 5.25 Acres    Building Owned*

Little Rock, Arkansas...............  Fiberglass Tubular Manufacturing Plant,    262,784 on 44 Acres     Leased
                                      R&D Lab, Administrative Offices

                                      Fiberglass Tubular Manufacturing Plant     45,000                  Leased

                                      Fiberglass Tubular Manufacturing Plant     15,000                  Leased

Bakersfield, California.............  Downing St. Solids Control  Facility       7,200 on 6 Acres        Owned

                                      Downing Street Inspection & Storage        8,690 on 6.67 Acres     Leased

                                      Fairhaven Ave. Offices & Warehouse         13,400 on 5.14 Acres    Building Owned*

                                      Wear St. Inspection Reclamation Yard       5 Acres                 Leased

Orange, California..................  Administrative Offices - 743 N. Eckhoff    35,000                  Leased

                                      Manufacturing & Office Facility            126,000                 Owned
                                      759 N. Eckhoff

                                      Office Facility  - 721 N. Eckhoff          10,000                  Leased

Santa Paula, California.............  Inspection & Reclamation Facility          8,000 on 12 Acres       Owned

Wichita, Kansas.....................  Fiberglass Tubular Manufacturing Plant     129,746 on 15 Acres     Owned

Amelia, Louisiana...................  Coating Plant, Inspection & Storage        93,500  on 35 Acres     Building Owned*
                                      Facilities

Harvey, Louisiana...................  Coating Plant & Inspection Facility        53,000 on 7 Acres       Owned & Leased

Lafayette, Louisiana................  Highway 90 East Complex: Solids Control    12,075 on .98 Acres     Owned
                                      Service Facility, Warehouse &
                                      Administrative Offices

                                      Highway 90 East Complex:  Systems Service  13,450                  Leased
                                      Facility, Warehouse & Distribution Center

                                      Solids Control Office & Warehouse          20,000 on 2 Acres       Leased
                                      Facility

Lake Arthur, Louisiana..............  Solids Control Service & Rework Facility   7,800 on 5 Acres        Leased

Morgan City, Louisiana..............  Inspection Facility                        42,400 on 3 Acres       Building Owned*

New Iberia, Louisiana...............  Solids Control Manufacturing & Warehouse   25,500 on 3.4 Acres     Owned
                                      Facility

Hobbs, New Mexico...................  Inspection Facility                        7,866 on .31 Acres      Owned

Edmond, Oklahoma....................  Coating Plant                              40,000 on 19 Acres      Owned

Oklahoma City, Oklahoma.............  Inspection Facility                        6,000 on 5 Acres        Owned

Tulsa, Oklahoma.....................  Nitrogen Units & Pump Manufacturing        40,700 on 4.47 Acres    Leased
                                      Facility, Warehouse & Offices

Arlington, Texas....................  Fabrication Center                         28,975 on 1.6 Acres     Leased

Big Spring, Texas...................  Fiberglass Tubular Manufacturing Plant &   39,000 on 12 Acres      Owned
                                      Administrative Offices

Cedar Park, Texas...................  Manufacturing and Administrative Facility  205,000 on 40 Acres     Owned

                                                                                       Size (Approximate
              Location                             Description                           Square Feet)        Owned/Leased
              --------                             -----------                           -----------         ------------
Conroe, Texas.......................   Solids Control & Pressure Control             160,000 on 30.49 Acres    Owned
                                       Manufacturing Facility, Warehouse,
                                       Administrative & Sales Offices &
                                       Engineering Labs

Corpus Christi, Texas...............   Inspection Facility                           20,800 on 4 Acres         Owned

Fort Worth, Texas...................   Coiled Tubing Manufacturing Facility,         75,200 on 9.67 Acres      Owned
                                       Warehouse, Administrative & Sales Offices

Houston, Texas......................   Holmes Road Complex:                          300,000 on 50 Acres       Owned
                                       Manufacturing, Warehouse, Corporate
                                       Offices, Coating Manufacturing Plant &
                                       Pipeline Services

                                       Engineering/Technical Research Center         76,000 on 6 Acres         Owned

                                       Highway 90: Coating Plant                     83,000 on 43 Acres        Leased

                                       Shaffer, MDT, BJ, & Systems Facility          286,000 & 77,000 on       Owned
                                       12950 West Little York Sales/ Service/        34 Acres
                                       Repair/Manufacturing

                                       Sheldon Road Complex: Administrative          137,000 on 94 Acres       Land Owned**
                                       Offices, Inspection & Storage Facilities                                Building Leased

                                       SOS Inspection Facility                       32,000 on 31 Acres        Owned

                                       Brandt/Southwest Complex: Manufacturing &     40,700 on 4.47 Acres      Leased
                                       Remanufacturing Facility, Administrative &
                                       Sales Offices

                                       Hardy Road Complex: Inspection Facility,      19,734 on 14 Acres        Owned
                                       Manufacturing Warehouse, Administrative
                                       Offices & Engineering

                                       Solids Control Service & Rework Facility      16,875 on 1.2 Acres       Leased
                                       12249 FM 529

Midland, Texas......................   Coating Plant, Reclamation Facility &         87,000 on 25 Acres        Owned
                                       Technical Service Building

Navasota, Texas.....................   Coating Plant                                 65,000                    Building Owned*

Odessa, Texas.......................   Inspection Pipe Storage Yard & Ancillary      12,000 on 23.2 Acres      Leased
                                       Service Facility

                                       MDT Sales & Service Facility                  8,000 on 1.5 Acres        Owned

San Antonio, Texas..................   Fiberglass Tubular Manufacturing Plant,       76,529 on 19.57 Acres     Owned
                                       R & D Lab, Administrative Offices

Snyder, Texas.......................   Inspection Facility                           3,200 on .55 Acres        Owned

Casper, Wyoming.....................   Inspection Facility                           91,720 on 29 Acres        Owned

Evanston, Wyoming...................   Inspection Facility and Pipe Storage Yard     11,000 on 18 Acres        Building Owned*

Canada:

Bonnyville, Alberta.................   Solids Control & Pipe Reclamation Facility    13,500 on 3 Acres         Leased

Brooks, Alberta.....................   Inspection Reclamation Facility               8,000 on .25 Acres        Leased

Calgary, Alberta....................   Inspection Facility--Office & Warehouse       20,000 on .63 Acres       Owned

                                       Solids Control Sales Offices                  7,758 in office tower     Leased

Drayton Valley, Alberta.............  Inspection Office & Warehouse                  5,000 on 1 Acre           Leased

                                                                                   Size (Approximate
              Location                             Description                       Square Feet)        Owned/Leased
              --------                             -----------                       -----------         ------------
Canada:  (Cont'd)

Grande Prairie, Alberta.............  Solids Control & Inspection Warehouse       5,800 on 1.5 Acres       Leased
                                      Facility

Leduc, Alberta......................  Solids Control Equipment Rental & Services  43,230 on 9.29 Acres     Owned
                                      Facility

                                      MDT, Shaffer & Systems Service &            22,094 on 6.79 Acres     Owned
                                      Warehouse Facility

                                      Inspection Facility                         10,000 on 11.8 Acres     Leased

Lloydminster, Alberta...............  Inspection Facility Office, Warehouse, &    8,750 on 10 Acres        Leased
                                      Yard

Nisku, Alberta......................  Coating Plant, Inspection Facility,         114,000 on 30 Acres      Owned

                                      Inspection Yard                             Bldg. under const.       Owned
                                                                                  on 22.23 Acres

                                      Pipeline Services & Pipe Storage Yard       11,500 on 2.8 Acres      Owned

                                      Shop & Maintenance, Administrative & Sales  10,000 on 2 Acres        Leased
                                      Offices

Provost, Alberta....................  Inspection, Cleaning, Threading Repair      8,750 on .18 Acres       Leased
                                      Facility

Red Deer, Alberta...................  Inspection Facility                         14,800 on 15 Acres       Leased

Slave Lake, Alberta.................  Inspection Warehouse                        2,000 on 1 Acre          Leased

Estevan, Saskatchewan...............  Solids Control Rental Facility              4,320 on 1.92 Acres      Leased


International:

Latin America:

Argentina:

Comodoro Rivadavi, Chubut State.....  Reclamation & Inspection Facility           18,800 on 1.6 Acres      Leased

Los Perales, Santa Cruz State.......  Tubing & Sucker Inspection Rod Yard         700 on 2.47 Acres        Leased

Plaza Huincul, Neuquen State........  Reclamation & Inspection Facility           2,000 on 2.3 Acres       Leased

Bolivia:

Santa Cruz de La Sierra,............  Pipe & Solids Control Yard, Warehouse,      18,000 on 1.72 Acres     Leased
   Andres Ibanez State                & Office

Colombia:

Neiva, Columbia.....................  Solids Control Yard & Warehouse             53,820                   Leased

Yopal, Colombia.....................  Solids Control Warehouse, Storage           68,890 on 3.75 Acres     Leased

Equador:

Coca................................  Solids Control Warehouse & Service Facility 6,500                    Leased

Coca................................  Inspection Office, Warehouse & Service      10,000                   Leased
                                      Facility

Quito...............................  Solids Control & Inspection Office          1,500                    Leased

Peru:

Iquitos, Maynas.....................  Solids Control Office & Warehouse           9,187                    Leased

Trinidad:

Couva, Trinidad.....................  Screens Manufacturing Facility              8,073 on .5 Acres        Leased

San Fernand, Trinidad...............  Solids Control Sales & Service Facility     7,000 on .28 Acres       Leased

                                                                                   Size (Approximate
              Location                             Description                       Square Feet)        Owned/Leased
              --------                             -----------                       -----------         ------------
Venezuela:

Anaco, Venezuela......................  Solids Control Facility                     1 Acre                Owned

                                        Inspection Facility                         600 on 2.5 Acres      Leased

Ciudad Ojeda, Venezuala...............  Solids Control Facility                     1.5 Acres             Leased

Ciudad Ojeda, Venezuela...............  Coiled Tubing Facility                      1 Acre                Leased

La Candelaria, Venezuela..............  Waste Management Facility                   14.8 Acres            Owned


La Canada, Venezuela..................  Undeveloped Land For Waste Management       27.9 Acres            Owned
                                        Facility

Maracaibo, Venezuela..................  Solids Control Facility                     25,000 on 1 Acre      Owned

Tia Juana, Venezuela..................  Inspection Facility                         1.5 Acres             Leased

Far East:

Australia:

Perth, Western Australia..............  Administrative Office/Manufacturing         20,552                Leased
                                        Facility

Perth, Western Australia..............  Coiled Tubing & Wireline Products           11,836                Leased
                                        Warehouse
China:

Harbin, People's Republic of China....  Fiberglass Tubular Manufacturing Plant      35,000                Leased

Singapore:

Singapore.............................  Systems Offices, Service &                                        Owned
                                        Distribution Facility

Jurong, Singapore.....................  Coating Plant & Inspection Facility         50,644 on 8 Acres     Building Owned*

Tuas, Singapore.......................  Coiled Tubing & Wireline Products           40,000 on 1.5 Acres   Building Owned*
                     Manufacturing & Administrative Facility

Europe:

France:

Berlaimont, France....................  Coating Plant                               44,000 on 16 Acres    Owned

Germany:

Celle, Germany........................  Inspection Facility, Administrative &       43,560 on 12 Acres    Building Owned*
                                        Engineering Offices

Gladbeck, Germany.....................  Coating Plant                               25,635 on 4 Acres     Owned

Netherlands:

Coevorden, Netherlands................  Inspection Reclamation & Repair Facility    53,361 on 2 Acres     Leased

Etten-Leur, The Netherlands...........  BJ Mfg. Plant/Sales                         75,000 on 6 Acres     Owned

Norway:

Agotnes...............................  Inspection/Cleaning Hall                    7,000 on 1 Acre       Building Owned*

Floro.................................  Inspection/Cleaning Hall                    10,000 on 1 Acre      Building Owned*

                                                                                   Size (Approximate
               Location                               Description                     Square Feet)        Owned/Leased
               --------                               -----------                     ------------        ------------
United Kingdom:

Bordon, England.......................  Pipeline Services Center                  12,000 on .75 Acres   Building Owned*

Dorset, England.......................  Coiled Tubing & Pressure Control          12,700 on .33 Acres   Leased
                                        Manufacturing, Administrative & Sales

Martham, England......................  Coiled Tubing & Nitrogen Units            10,000 on .46 Acres   Leased
                                        Manufacturing, Administrative & Sales

Aberdeen, Scotland....................  Inspection Facility, Coating Plant,       45,209 on 10 Acres    Owned
                                        Manufacturing, Administrative & Sales

                                        Solids Control Manufacturing Facility     58,800 on 6.25 Acres  Leased
                                        Assembly, Administrative, Sales

                                        Coiled Tubing & Pressure Control          26,000 on 1.65 Acres  Owned
                                        Manufacturing, Administrative & Sales

Badentoy, Scotland....................  Systems & Shaffer Sales, Service          63,000 on 6 Acres     Owned
                                        & Distribution Facility

Montrose, Scotland....................  Forties Road Systems Service Center &     34,000 on 3 Acres     Owned
                                        Office Facility
Middle East:

Saudi Arabia:

Al Khobar, Saudi Arabia...............  Reclamation, Inspection Facility &        340,203 on 8 Acres    Leased
                                        Offices

_______________________

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

       The Company is involved in numerous legal proceedings which arise in the ordinary course of its business. A description of certain of these proceedings follows. The Company is unable to predict the outcome of these proceedings; however, except as specifically set forth below, management believes that none of these legal proceedings will have a material adverse effect on the results of operations or financial condition of the Company. Notwithstanding the foregoing, there can be no absolute assurance that the indemnity from Minstar discussed below or the Company's insurance coverage will be sufficient to protect the Company from incurring substantial liability as a result of these proceedings.

       The Company has been party to two lawsuits that allege wrongful death or injury of former employees resulting from exposure to silica and silica dust during employment with the Company, both of which have been settled. These settlements have been made on the Company's behalf by the Company's and Minstar's insurance carriers without financial loss to the Company. The Company is aware of the possibility that suits may be brought against it by other former employees alleging exposure to silica and silica dust during their employment with the Company. These suits may involve claims for wrongful death under a theory of gross negligence and claims for punitive damages, the amounts of which could be substantial but cannot be predicted. Additionally, the Company has been sued in the past for claims arising out of allegations of exposure to asbestos, benzene and certain other substances alleged to have been used primarily during its processes in the 1960s, 1970s, and early 1980s. The Company believes that, based upon insurance and indemnification from Minstar, any such potential claims, if asserted, would not have a material adverse effect on the Company's results of operations or financial condition.

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

       The Company is a defendant in a litigation styled Derrick Manufacturing Corporation vs. Advanced Wirecloth, Inc., Environmental Procedures, Inc. dba SWECO Oilfield Services et al. (Civil Action No. 942417) in the United States District Court for the Southern District of Texas, Houston Division, which is a consolidated action with Civil Action No. 95-3653. The plaintiff in this action asserts a number of claims related to the company's screen manufacturing and solids control business including, among other things (1) infringement of United States Patent Nos. 4,575,421, 5,417,858, 5,417,859, 5,720,881 and 5,783,077, (2)
trademark infringement, (3) unfair competition, (4) false patent marking of products, (5) false advertising under Section 43(a) of the Lanham Act, and (6) violation of Texas' Anti-Dilution Act. Discovery is currently scheduled to be completed by April 9, 2001 with a trial to commence or be set on May 7, 2001. Plaintiff has asked for an unspecified amount of damages arising from its claims as well as a temporary and permanent injunction. The federal patent and trademark laws allow the plaintiff to seek an award of its attorney fees, costs and pre-judgment interest if it is successful and to seek a trebling of its actual damages if there is a finding of willful infringement. The Company believes that it has meritorious defenses to the plaintiff's claims and is contesting the action vigorously. However, it is impossible to predict the outcome of litigation and the Company's defense may be unsuccessful as to one or more of the plaintiff's claims. If the plaintiff is successful in obtaining damages or injunctive relief from this action, such damages or injunctive relief could have a material adverse effect on the Company's results of operations or financial condition. The Company believes that is has indemnity coverage from certain of its insurance carriers for certain of the alleged claims. The Company also believes its cost of defending this action are covered by insurance. However, this suit is the subject of reservation of rights by certain carriers and coverage could be contested by carriers providing such insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKETS FOR REGISTRANT'S COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange
(NYSE) under the symbol "VRC". The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the NYSE:
                                           2000                      1999
                                           ----                      ----
                                      High        Low         High       Low
                                      ----        ---         ----       ---

        1st Quarter...........        $19 5/9  $ 12 1/2     $ 11 7/16   $ 5 1/8
        2nd Quarter...........         24 7/8    14 1/5       14 13/16    7 7/8
        3rd Quarter...........         22 19/20  17           16 7/16    12 7/16
        4th Quarter...........         21 3/4    15 1/3       16 3/8     10 7/8

     The closing price of the Company's common stock on February 28, 2001 was $22.43. The approximate number of stockholders of record on February 28, 2001 was 1,270.

     Holders of the Company's Common Stock are entitled to such dividends as may be declared from time to time by the Company's Board of Directors out of funds legally available therefor. The Company has not declared or paid any dividends on its common stock since its inception and does not currently plan to declare or pay any dividends.

ITEM 6. SELECTED FINANCIAL DATA

       The information below is presented in order to highlight significant trends in the Company's results from operations and financial condition.

                                                                               Years Ended December 31,
                                                            --------------------------------------------------------------
                                                               2000          1999        1998         1997       1996
                                                               ----          ----        ----         ----       ----
                                                                (Dollars in thousands, except ratio and per share data)
Statement of Income Data:
Revenue................................................    $  866,615   $  975,848    $1,307,681    $1,070,318    $  744,011
Operating profit (1)...................................        60,911       67,348       179,062       180,412        23,563
Net income (loss)......................................    $   21,055   $   29,809    $  102,283    $  102,979    $  (25,057)
                                                           ==========   ==========    ==========    ==========    ==========
Basic earnings (loss) per common share.................    $     0.23   $     0.33    $     1.13    $     1.16    $    (0.31)
                                                           ==========   ==========    ==========    ==========    ==========
Dilutive earnings (loss) per common share..............    $     0.22   $     0.32    $     1.09    $     1.10    $    (0.31)
                                                           ==========   ==========    ==========    ==========    ==========
Other Data:
EBITDA(2)..............................................    $  144,217   $  134,016    $  239,685    $  222,865    $  132,168
Earnings (loss) per common share before goodwill
   amortization........................................    $     0.31   $     0.41    $     1.18    $     1.18    $    (0.24)
Ratio of EBITDA to interest expense(3).................           9.4x         7.1x         12.0x         12.3x          7.4x
Ratio of earnings to fixed charges(4)..................           3.1x         3.3x          7.3x          8.1x          4.6x
Depreciation and amortization..........................    $   56,518   $   57,180    $   52,972    $   43,081    $   30,855
Capital expenditures...................................    $   45,463   $   30,729    $   78,356    $   81,805    $   39,908

Balance Sheet Data (end of period):
Working capital........................................    $  263,378   $  310,175    $  290,398    $  218,771    $  194,639
Total assets...........................................     1,076,982    1,131,313     1,259,092     1,157,296       821,186
Total debt.............................................       136,507      233,335       260,692       237,897       217,458
Common stockholders' equity............................       731,983      694,245       658,441       553,232       414,410

______________________

(1) The 1996 operating loss includes $63.1 million of charges for the write-off of certain assets, $11.3 million of Drexel transaction costs, and $2.2 million of charges for the write-off of Italian operations. Excluding these costs, operating profit in 1996 was $100.2 million. The 1998 operating profit includes $1.5 million write-off of rental equipment and $0.9 million allowance for abandoned leases and other obligations. Excluding these charges, operating profit was $187.6 million. The 1999 operating profit includes $7.8 million of transaction costs and write-offs associated with the terminated Newpark merger. Excluding these costs, operating profit was $75.2 million. The 2000 operating profit includes $9.7 million of financial advisor fees, $4.3 million of compensation costs, $5.1 million to fully vest employees participating in the Executive Stock Match program, $3.5 million in equipment rationalization charges and $3.9 million of other transaction costs associated with the Varco Merger. Excluding these costs, operating profit was $87.5 million.

(2) "EBITDA" means earnings before interest, taxes, depreciation, amortization, restructuring charges, write-off of long-lived assets, merger and transaction costs, write-off of Italian operations and extraordinary items and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

     Business Combination - Merger

     On May 30, 2000, the stockholders of Tuboscope Inc. (the "Company") and Varco International, Inc. ("Varco") approved the merger (the "Merger") of Varco into the Company through an exchange of .7125 shares of the Company's stock for each share of Varco. In connection with the Merger, the Company changed its name to Varco International, Inc. and its New York Stock Exchange (NYSE) symbol from "TBI" to "VRC".

     The Merger has been accounted for as a pooling of interests and accordingly all prior periods consolidated financial statements have been restated to include the combined results of operations and financial condition. The following management's discussion and analysis of results of operations and financial condition is based upon such combined results.

     The Company is organized based on the products and services it offers. In connection with the Merger, the Company reorganized into four principal business segments: Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products. See Note 12 of notes to Financial Statements.

Operating Environment Overview:

     The Company's results are dependent on the level of worldwide oil and gas drilling and production activity, the prices of oil and gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance and construction activity, and worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

                                                                                                      %         %
                                                                                                    2000 v     1999 v
                                                                    2000*       1999*      1998*     1999       1998
                                                                    -----       -----      -----   ------      -----
     Rig Activity:
          U.S..................................................        916        623       829      47.0%     (24.8%)
          Canada...............................................        353        246       261      43.5%      (5.7%)
          International........................................        652        588       756      10.9%     (22.2%)
                                                                     -----      -----     -----      -----      -----
          Worldwide............................................      1,921      1,457     1,846      31.8%     (21.1%)

     Workover Rig Activity:
          U.S..................................................      1,056        835     1,088      26.5%     (23.3%)
          Canada...............................................        342        253       251      35.2%       0.1%
                                                                     -----      -----     -----      -----      -----
          North America........................................      1,398      1,088     1,339      28.5%     (18.7%)

     West Texas Intermediate Crude prices (per barrel).........     $30.34     $19.20    $14.39      58.0%      33.4%
     Natural Gas Prices ($/mbtu)...............................     $ 4.32     $ 2.33    $ 2.09      85.4%      11.5%

___________________

* Averages for the years indicated. The source for rig activity information was Baker Hughes Incorporated ("BHI"), and the source for oil and gas prices was Department of Energy, Energy Information Administration (www.eia.doe.gov) for
                                                            ---------------
   2000 and The Wall Street Journal for 1999 and 1998.

     Oil and gas prices increased significantly throughout the four quarters of 2000 compared to the same periods of 1999, which resulted in a full year increase of 58.0% for West Texas Intermediate Crude, and an increase in Natural Gas Prices of 85.4%. Oil prices began to improve in the first half of 1999 after reaching a decade low of $12.95 in the fourth quarter of 1998. The eight quarters since then have resulted in sequential increases reaching an average high of $31.98 per barrel in the fourth quarter of 2000. The recent recovery in oil prices is primarily the result of an increase in worldwide energy consumption and an agreement between certain major oil producers to limit worldwide oil production. There can be no assurances that these producers will comply with the self-imposed limitations on oil production, or that the improvement in oil prices will stabilize or continue.

     The improvement in oil and gas prices has resulted in a worldwide increase in rig activity of 31.8% in 2000, with a substantial portion of the improvement in North America (U.S. 47.0% and Canada 43.5%). The international market, which has languished behind the recovery in North America, was up 10.9% in rig activity in 2000. International rig activity was significantly up in the second half of the year (up 16.6% over the first half) as Latin America, Europe, and the Far East all showed significant improvement.

     The improved oil and gas prices and related increase in rig activity had a significant impact on the Company's results of operations as operating profit (excluding transaction costs and write-offs) was up 16.4% in 2000 compared to 1999, increasing from $75.2 million to $87.5 million. The increase in activity favorably impacted the Company's services oriented businesses, as Tubular Services and Drilling Services revenue increased 27.3% and 23.6% in 2000 over 1999, respectively. In addition, the Company's Drilling Equipment Sales group reported an increase in new orders of 31% in 2000 over 1999, and was recently awarded a $25 million dollar rig order from Maersk (Hyundai Heavy Industries) for the construction of a new harsh environment jack-up rig.

     The following table details the U.S., Canada, and International rig activity and West Texas Intermediate Oil prices for the past three years on a quarterly basis:

                                Industry Trends
                           Rig Counts and Oil Prices

                            1Q98    2Q98    3Q98    4Q98    1Q99    2Q99    3Q99    4Q99   1Q00    2Q00    3Q00     4Q00
     Total Rigs            2,236   1,838   1,725   1,572   1,462   1,224   1,462   1,683   1,826   1,716   1,988   2,159
     Canada                  459     175     205     201     290     104     254     337     480     245     314     375
     US                      966     865     794     689     552     523     643     775     770     842     980    1073
     International           811     798     726     682     620     597     565     571     576     629     694     711
     W. TX Int. ($)        15.88   14.63   14.10   12.95   12.97   17.64   21.68   24.50   28.82   28.82   31.74   31.98

   Source: Rig count: BHI
   West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov) for 2000 and The Wall Street Journal for 1999.


Results of Operations

Year Ended December 31, 2000 vs Year Ended December 31, 1999

     Revenue. Revenue for the year ended December 31, 2000 was $866.6 million, down $109.2 million from the year ended December 31, 1999. The decrease was due to a $220.9 million decline in revenue for Drilling Equipment Sales, which reported revenue of $504.2 million in 1999. The decline in Drilling Equipment Sales was a result of a strong 1999, which included the shipment of orders placed during the last new rig construction cycle in 1997 and the first half 1998. This decline was partially offset by increased revenue in Tubular Services, Drilling Services, and Coiled Tubing and Wireline Products, which benefited from the upturn in the oil and gas industry discussed above.

     The following table summarizes the Company's revenue by operating segment for 2000, 1999, and 1998 (in thousands):

                                                             2000            1999             1998
                                                          --------         --------       ----------
Drilling Equipment Sales............................      $283,360         $504,245       $  623,268
Tubular Services....................................       248,099          194,929          276,952
Drilling Services...................................       250,229          202,518          286,052
Coiled Tubing & Wireline Products...................        84,927           74,156          121,409
                                                          --------         --------       ----------
                                                          $866,615         $975,848       $1,307,681
                                                          ========         ========       ==========

     Revenue from the Company's Drilling Equipment Sales in 2000 was $283.4 million, a decline of $220.9 million (43.8%) compared to 1999 due to lower orders in 1999 which resulted in a decline in 2000 shipments of equipment for upgrading, conversion, and new construction of offshore drilling rigs, particularly floating rigs that are capable of drilling in water depths exceeding 3,000 feet. However, new orders for 2000 increased $75.9 million (31.5%) over 1999. Backlog at December 31, 2000 for Drilling Equipment Sales was $88.1 million, an increase of $32.3 million (58.0%) compared to $55.7 million at December 31, 1999. The increase in new orders and backlog was due to an increase in worldwide drilling activity, and the receipt of the Maersk rig order discussed above. In accordance with industry practice, orders and commitments generally are cancellable by customers at any time.

     Revenue from the Company's Tubular Services was $248.1 million in 2000, an increase of $53.2 million (27.3%) over 1999 results. The increase reflected the change in North America rig activity, which was up 46.0% in 2000 over 1999. The majority of the revenue increase was attributable to North America inspection and coating revenue which was up $33.3 million (46.8%) in 2000 over 1999. Also, this segment's fiberglass tubular operations approximately doubled in 2000 compared to 1999 (up $15.4 million). Eastern Hemisphere operations, which include Europe, Middle East, Africa, and Far East operations, increased over the prior year as result of greater coating operations in the European and Far East coating plants and greater European inspection revenue.

     Drilling Services revenue was $250.2 million, an increase of $47.7 million (23.6%) over 1999 results. The increase in North America rig activity also had a favorable impact on the Company's Drilling Services revenue, as the majority of the revenue increase was in the North America rental and services business for both the segment's Solids Control and Instrumentation operations. Latin America revenue was also strong as Solids Control revenue in that area increased 59.4% from $40.9 million in 1999.

     Coiled Tubing and Wireline Products revenue was $84.9 million, an increase of $10.8 million (14.5%) compared to 1999 revenue of $74.2 million. The increase was primarily attributable to greater sales of coiled tubing pressure equipment for 2000 compared to 1999. Backlog for this segment was at $61.2 million at December 31, 2000, an increase of 241.9% over December 31, 1999 backlog of $17.9 million.

     Gross Profit: Gross profit was $239.6 million (27.6% of revenue) in 2000 compared to $250.5 million (25.7% of revenue) in 1999. Gross profit dollars were down due to lower revenue in 2000. The increase in gross profit percentages was due to strong operating leverage in Tubular Services, Drilling Services, and Coiled Tubing and Wireline products. Cost reductions implemented in the Drilling Equipment Sales product group in 2000 offset some of the impact that the decline in revenue had on gross profit percents.

     Selling, General, and Administrative Costs. Selling, general, and administrative costs were $119.9 million in 2000, a decrease of $15.3 million (11.3%) compared to 1999 results. Selling, general, and administrative costs were down primarily in Drilling Equipment Sales in 2000 compared to 1999 as a result of lower revenue. In addition, the Company incurred severance costs throughout 1999 in response to market conditions, which did not repeat in 2000.

     Research and Engineering Costs. Research and engineering costs were $32.1 million in 2000, a decrease of $8.0 million (19.9%) compared to 1999 results. The decrease in research and engineering costs is due to reduced engineering resources in Drilling Equipment Sales group in response to the decline in new orders.

     Transaction Costs and Write-Offs. Transaction costs and write-offs were $26.6 million and $7.8 million for December 31, 2000 and 1999, respectively. The 2000 merger and transaction costs included cash and non-cash transaction costs. Cash costs included financial advisor fees of $9.7 million, compensation costs of $4.3 million, and other costs, including legal, accounting and printing costs of $3.9 million. Non-cash transaction costs included $5.1 million to fully vest employees participating in the Executive Stock Match Program and $3.5 million of equipment rationalization write-offs. The 1999 transaction costs consisted of the cost of the cancelled merger with Newpark Resources, Inc. ("Newpark").

     Operating Profit. Operating profit was $60.9 million for 2000 compared to $67.3 million for 1999. Excluding merger and transaction costs, operating profit percent was 10.1% of revenue in 2000 compared to 7.7% of revenue in 1999. The improvement was due to greater gross profit margins as a result of product mix, lower selling, general, and administrative costs, and lower research and engineering costs as discussed above.

     Interest Expense. Interest expense was $15.3 million and $18.9 million for the years ended December 31, 2000 and 1999. The decrease was due to the reduction of debt in the second quarter of 2000, as cash from Varco was applied to reduce debt upon completion of the Merger.

     Other Expense (Income) Other income includes interest income, foreign exchange losses (gains), and other expense (income), which resulted in income of $0.2 million in 2000 compared to income of $1.6 million in 1999. The decline in other income was primarily due to foreign exchange losses in 2000 of $1.1 million compared to a foreign exchange gain in 1999 of $0.5 million.

     Provision for Income Taxes. The Company recorded a tax provision of $24.8 million (54.1% of pre-tax income) and $20.3 million (40.5% of pre-tax income) for 2000 and 1999, respectively. These tax provisions were higher than expected, based on a domestic tax rate of 35%, due to deductions not allowed under domestic and foreign jurisdictions related to merger and transaction costs, and goodwill amortization and to foreign earnings subject to tax rates differing from domestic rates.

     Net Income. Net income was $21.1 million and $29.8 million for 2000 and 1999, respectively. The decline in net income was due to the factors discussed above.

Year Ended December 31, 1999 vs. Year Ended December 31, 1998

     Revenue. Revenue for the year ended December 31, 1999 was $975.8 million, a decrease of $331.8 million (25.4%) compared to 1998 revenue of $1,307.7 million. The 1999 results were adversely impacted for much of the year by the depressed oil and gas industry as indicated by the low worldwide rig activity. The drop in 1999 rig activity was especially heavy in some of the Company's most significant markets including the U.S. (25%), Europe (17%), Far East (20%), and Latin America (23%).

     Revenue from the Company's Drilling Equipment Sales segment was $504.2 million in 1999, a decrease of $119.0 million (19.1%) from 1998 revenue of $623.3 million. The decline was primarily the result of the reduction in, and cancellation of, orders associated with upgrading and construction of offshore drilling rigs. The cancellations in 1999 and 1998 were due to customers terminating the construction of certain offshore drilling rigs and cancelling the related equipment orders. Orders for 1999 Drilling Equipment Sales declined $386.1 million (61.5%) from 1998.

     Tubular Services revenue was $194.9 million in 1999, a decrease of $82.0 million (29.6%) from 1998 revenue of $277.0 million. The decline was primarily the result of lower revenue in the U.S., Far East, Latin America, and European operations due to low activity and price erosion in these markets. The decline was slightly offset by an increase in Canada inspection operations as Canadian rig activity increased in the second half of 1999 compared to the prior year period.

     Drilling Services revenue was $202.5 million in 1999, a decrease of $83.5 million (29.2%) compared to 1998 revenue of $286.1 million. Lower drilling activity, pricing erosion, and lower levels of capital equipment sales caused the decline, which affected operations worldwide, especially in the U.S., Latin America, and Europe.

     Coiled Tubing and Wireline Products revenue was $74.2 million, a decrease of $47.3 million (38.9%) compared to 1998 revenue of $121.4 million. The decrease was due to a decline in spending by the Company's customers on new coiled tubing and wireline units in response to the depressed oilfield market. The decline was partially offset by the full year effect of 1998 acquisitions on 1999 results.

     Gross Profit. Gross Profit was $250.5 million (25.7% of revenue) in 1999 compared to $397.4 million (30.4% of revenue) in 1998. The decline in 1999 gross profit dollars and percentages was due to the lower revenue discussed above.

     Selling, General, and Administrative Costs. Selling, general, and administrative costs were $135.2 million for 1999, a decrease of $33.4 million (19.8%) compared to 1998 costs. Lower selling, general, and administrative costs were due to costs and employment reductions, which were implemented in 1998 and continued in 1999 in response to market conditions.

     Research and Engineering Costs. Research and engineering costs were $40.1 million for 1999, a decrease of $7.2 million (or 15.1%) compared to 1998 costs. The decline was due to the completion of certain engineering projects and cost control measures implemented in 1998 and continued in 1999.

     Transaction Costs and Write-Offs. Transaction costs for 1999 and 1998 were $7.8 million and $2.4 million, respectively. The 1999 transaction costs and write-offs of $7.8 million were related to the cancellation of the Newpark merger and the write-off of the Company's investment in its disposal business. The 1998 transaction and write-off costs of $2.4 million were due to a non-cash write-off of rental equipment of $1.5 million, and an allowance for abandoned leases and other obligations of $0.9 million.

     Operating Profit. Operating profit was $67.3 million for 1999 compared to $179.1 for 1998. The decrease was due to the factors discussed above.

     Interest Expense. Interest expense was $18.9 million in 1999 compared to $19.9 million in 1998 as lower debt levels were partially offset by higher interest rates.

     Other Expense (Income). Net other expense, which includes interest income, foreign exchange, losses (gains) and other expense (income) resulted in income of $1.6 million in 1999 compared to other expenses of $0.8 million in 1998.

     Provision for Income Taxes. The Company's effective tax rate for 1999 and 1998 was 40.5% and 35.4%, respectively. The 1999 tax rate is higher than the U.S. tax rate of 35% due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

     Net Income. Net income was $29.8 million and $102.3 million for 1999 and 1998, respectively. The decline in net income was due to the factors discussed above.

Financial Condition and Liquidity

     At December 31, 2000, the Company had cash and cash equivalents of $12.2 million, and current and long-term debt of $136.5 million. At December 31, 1999, the Company's cash and cash equivalents were $83.1 million, and current and long-term debt was $233.3 million. During the second quarter of 2000 and after the completion of the Varco Merger, excess cash on hand was used to reduce outstanding debt. The Company's debt to total capitalization ratio was 15.7% at December 31, 2000 compared to 25.2% at December 31, 1999. The Company's outstanding debt at December 31, 2000 consisted of $99.0 million of Notes (net of discounts), $26.8 million of term loans due under the Company's Senior Credit Agreement, and other debt of $10.7 million.

     For the fiscal year ended December 31, 2000, cash provided by operating activities was $81.8 million compared to $119.1 million for 1999. Cash was provided by operations primarily through net income of $21.1 million plus non-cash charges of $86.9 million. These items were offset to some extent by an increase in accounts receivable of $15.9 million, an increase in inventory of $9.9 million, and a decrease in accounts payable, accrued liabilities, and other of $6.6 million. The increase in accounts receivable in 2000 as compared to 1999 was due to an increase in days sales outstanding from 91.3 days at December 31, 1999 to
98.7 days at December 31, 2000, as a greater portion of receivables were derived in international locations, which generally have higher days sales outstanding, in 2000 as compared to 1999. The increase in inventory was due to the recent increases in orders and backlog, and a general increase in activity in 2000 compared to 1999. The reduction in accounts payable, accrued liabilities, and other was due to the reduction of outstanding overdrafts and lower accrued interest at December 31, 2000 as compared to December 31, 1999.

     For the fiscal year ended December 31, 2000, the Company used $64.9 million of net cash for investing activities compared to $43.6 million used in 1999. Capital expenditures of $45.5 million for 2000 were primarily related to the Company's new Truscope inspection unit, Solids Control equipment in the strong Canadian and Latin American markets, new computer equipment for the Company's Drilling Equipment Sales group, and rental assets associated with the Company's instrumentation business.

     For the fiscal year ended December 31, 2000, the Company used $86.7 million of net cash for financing activities compared to $29.9 million used in 1999. The main use of cash for financing activities was for the reduction of outstanding debt.

     At December 31, 2000, the Company had outstanding letters of credit under its Credit Agreement of $7.1 million. The available amounts under the Company's $100.0 million revolving credit facility and $5 million swingline facility was $95.1 million and $2.8 million, respectively, at December 31, 2000.

     The Company believes that its December 31, 2000 cash and cash equivalents, its credit facility, and cash flow from operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

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

     The Company's solids control, inspection and coating services routinely involve the handling of waste materials, some of which may be considered to be hazardous wastes. The Company is subject to numerous local, state and federal laws and regulations concerning the containment and disposal of materials, pursuant to which the Company has been required to incur compliance and clean-up costs, which were not substantial in 2000, 1999, and 1998. Compliance with environmental laws and regulations due to currently unknown circumstances or developments, however, could result in substantial costs and have a material adverse effect on the Company's results of operations and financial condition.

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

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not believe it has a material exposure to market risk.
The Company has historically managed its exposure to interest changes by using a combination of fixed rate debt, variable rate debt, interest swap and collar agreements in its total debt portfolio. As of December 31, 2000, the Company had no interest rate swap or collar agreements outstanding. At December 31, 2000, the Company had $136.5 million of outstanding debt. Fixed rate debt included $99.0 million of Senior Notes (net of discounts) at a fixed interest rate of 7 1/2%. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at December 31, 2000. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated herein by reference the information appearing under the captions "Election of Directors" and "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 2001 Annual Meeting to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 2001 Annual Meeting to be filed with the Commission on or before April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the registrant's definitive Proxy Statement for its 2001 Annual Meeting to be filed with the Commission on or before April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy Statement for its 2001 Annual Meeting to be filed with the Commission on or before April 30, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements of the Company

                                                                                                                 Page
                                                                                                                 ----
Report of Independent Auditors..........................................................................             F-1
Consolidated Balance Sheets at December 31, 2000 and 1999...............................................             F-2
Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998.................             F-3
Consolidated Statements of Common Stockholders' Equity and Comprehensive Income (Loss) for the
   years ended December 31, 2000, 1999, and  1998,......................................................             F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.............             F-5
Notes to Consolidated Financial Statements..............................................................      F-6 - F-27

        (2) Financial Statement Schedules:

The information under the following captions is filed as part of this Report:

Schedule I Parent Company Only Condensed Balance Sheets.................................................      S-1
Schedule I Parent Company Only Condensed Statements of Income...........................................      S-2
Schedule I Parent Company Only Condensed Statements of Cash Flows.......................................      S-3
Schedule I Parent Company Only Notes to Condensed Financial Statements..................................      S-4
Schedule II Valuation and Qualifying Accounts...........................................................      S-5

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

        (3) The list of exhibits contained in the Index to Exhibits are filed as part of this Report--Page 36.

     (b) Reports on Form 8-K

          There were no reports on Form 8-K filed in the fourth quarter of 2000.

                                 EXHIBIT INDEX

Exhibit                                        Description                                                     Note No.
-------                                        ------------                                                    --------
  No.
  ---
  3.1         Third Amended and Restated Certificate of Incorporation, dated May 30, 2000.

  3.2         Third Amended and Restated Bylaws.

  3.3         Certificate of Designations of Series A Junior Participating Preferred Stock, dated
              November 30, 2000.

  4.1         Rights Agreement, dated as of November 29, 2000, by and between the Company and Chase
              Mellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of
              Certificate of Designations of the Series A Junior Participating Preferred Stock of
              Varco International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

  4.2         Registration Rights Agreement dated May 13, 1988 among the Company, Brentwood                     (Note 1)
              Associates, Hub Associates IV, L.P. and the investors listed therein.

  4.3         Purchase Agreement dated as of October 1, 1991 between the Company and Baker                      (Note 2)
              Hughes Incorporated regarding certain registration rights.

  4.4         Registration Rights Agreement dated April 24, 1996 among the Company, SCF III,                    (Note 8)
              L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink Industries Limited.

  4.5         Registration Rights Agreement dated March 7, 1997 among the Company and certain                   (Note 9)
              stockholders of Fiber Glass Systems, Inc.

  4.6         Indenture, dated as February 25, 1998, between the Company, the Guarantors named                  (Note 10)
              therein and The Bank of New York Trust Company of Florida as trustee, relating to
              $100,000,000 aggregate principal amount of 7 1/2% Senior Notes due 2008 Specimen
              Certificate of 7 1/2% Senior Notes due 2008 (the "Private Notes"); and Specimen
              Certificate at 7 1/2% Senior Notes due 2008 (the "Exchange Notes").

 10.1         Amended and Restated Secured Credit Agreement, dated as of February 9, 1998,                      (Note 10)
              between Tuboscope Inc., and Chase Bank of Texas, National Association, ABN
              Amro Bank N.V., Houston Agency, and the other Lenders Party Thereto, and ABN
              Amro Bank N.V., Houston Agency as Administrative Agent (includes form of
              Guarantee).

 10.1.1       Form of Amendment No. 1 to Amended and Restated Secured Credit Agreement dated                    (Note 12)
              as of March 29, 1999.

 10.1.2       Form of Reaffirmation of Guarantee relating to Amended and Restated Secured Credit                (Note 12)
              Agreement dated as of March 29, 1999.

 10.2*        Deferred Compensation Plan dated November 14, 1994; Amendment thereto dated                       (Note 11)
              May 11, 1998.

 10.3*        Amended and Restated 1996 Equity Participation Plan

 10.3.1*      Form of Non-qualified Stock Option Agreement for Employees and Consultants;                       (Note 6)
              Form of Non-qualified Stock Option Agreement for Independent Directors.

 10.4*        DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non Statutory Stock Option Agreement.        (Note 7)

 10.5*        Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International         (Note 3)
              Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised
              Non-Qualified Stock Option Agreement.

 10.6*        Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for                  (Note 4)
              Non-Employee Directors; and Form of Stock Option Agreement.

 10.7*        The Varco 1982 Non-Employee Director Stock Option Plan                                            (Note 15)

 10.8*        Varco International, Inc. Supplemental Executive Retirement Plan                                  (Note 21)

Exhibit                                        Description                                                     Note No.
-------                                        ------------                                                    --------
  No.
  ---
 10.8.1*      Amendment to Varco International, Inc. Supplemental Executive Retirement Plan                    (Note 23)

 10.8.2*      Second Amendment to Varco International, Inc. Supplemental Executive Retirement Plan             (Note 24)

 10.9         Lease dated March 7, 1985, as amended                                                            (Note 14)

 10.9.1       Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.9 hereto     (Note 16)

 10.9.2       Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.9 hereto     (Note 17)

 10.9.3       Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.9 hereto    (Note 17)

 10.9.4       Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.9 hereto      (Note 18)

 10.9.5       Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.9 hereto    (Note 22)

 10.10        Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff,       (Note 19)
              Orange, California

 10.10.1      First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.10 hereto           (Note 22)

 10.11*       The Varco International, Inc. 1990 Stock Option Plan, as amended                                 (Note 20)

 10.11.1*     Amendments to the Varco International, Inc. 1990 Stock Option Plan                               (Note 25)

 10.11.2*     Form of amendment to stock option agreements under the Varco International, Inc. 1990 Stock      (Note 25)
              Option Plan

 10.12*       Varco International, Inc. 1994 Directors' Stock Option Plan                                      (Note 22)

 10.12.1*     Amendment to Varco International, Inc. 1994 Directors' Stock Option Plan                         (Note 24)

 10.13*       The Varco International, Inc. Deferred Compensation Plan                                         (Note 25)

 10.14        Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial       (Note 5)
              Leasing, Inc.

 10.14.1*     Form of Executive Agreement of certain members of senior management                              (Note 13)

 10.15*       Form of First Amendment to Executive Agreements                                                  (Note 13)

 10.16*       Executive Agreement of John F. Lauletta                                                          (Note 13)

 10.17*       Executive Agreement of Joseph C. Winkler                                                         (Note 13)

 10.18*       Executive Agreement of George Boyadjieff                                                         (Note 26)

 10.19*       Executive Agreement of Michael W. Sutherlin                                                      (Note 26)

 10.20*       Executive Agreement of Wallace K. Chan                                                           (Note 26)

 10.21*       Form of Indemnity Agreement                                                                      (Note 13)

 21           Subsidiaries

 23           Consent of Independent Auditors

-----------
*  Management contract, compensation plan or arrangement.

  Note 1 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-31102).

  Note 2 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43525).

  Note 3 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-72150).

  Note 4 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-72072).

  Note 5 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

  Note 6 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05233).

  Note 7 Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-05237).

  Note 8 Incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 1996.

  Note 9 Incorporated by reference to the Company's Current Report on 8-K Filed on March 19, 1997, as amended by Amendment No. 1 filed on May 7, 1997.

  Note 10 Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-51115).

  Note 11 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

  Note 12 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  Note 13 Incorporated by reference to the Company's Registration Statement of Form S-4 (333-34582).

  Note 14 Incorporated by reference to Varco's Annual Report on Form 10-K for the year ended December 31, 1981.

  Note 15 Incorporated by reference to Varco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1982.

  Note 16 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

  Note 17 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

  Note 18 Incorporated by reference to Varco's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985.

  Note 19 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

  Note 20 Incorporated by reference to Varco's Registration Statement on Form S-8, Registration No. 333-21681.

  Note 21 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

  Note 22 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

  Note 23 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

  Note 24 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

  Note 25 Incorporated by reference to Varco's Annual Report on Form 10-K for the year ended December 31, 1999.

  Note 26 Incorporated by reference to Varco's Annual Report on Form 10-K/A for the year ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VARCO INTERNATIONAL, INC.

Dated: March 8, 2001                    By:  /s/ GEORGE I. BOYADJIEFF
                                            ------------------------------------
                                                     George I. Boyadjieff
                                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                 Title                                         Date
                ---------                                 -----                                         ----
        /s/ GEORGE I. BOYADJIEFF             Chairman of the Board and Chief                       March 8, 2001
---------------------------------------
          George I. Boyadjieff                  Executive Officer

          /s/ JOHN F. LAULETTA               Director, President and Chief Operating               March 8, 2001
---------------------------------------
            John F. Lauletta                    Officer

        /s/ MICHAEL W. SUTHERLIN             Group President, Products                             March 8, 2001
---------------------------------------
          Michael W. Sutherlin

         /s/ JOSEPH C. WINKLER               Executive Vice President, Chief                       March 8, 2001
---------------------------------------
           Joseph C. Winkler                    Financial Officer and Treasurer

        /s/ JAMES F. MARONEY III             Vice President, Secretary and                         March 8, 2001
---------------------------------------
            James F. Maroney                    General Council

         /s/ KENNETH L. NIBLING              Vice President, Human Resources                       March 8, 2001
---------------------------------------
           Kenneth L. Nibling                   and Administration

         /s/ DONALD L. STICHLER              Vice President, Controller, and Chief                 March 8, 2001
---------------------------------------
           Donald L. Stichler                   Accounting Officer

Directors:

           /s/ GEORGE S. DOTSON                 Director                                           March 8, 2001
---------------------------------------
             George S. Dotson

             /s/ ANDRE R. HORN                  Director                                           March 8, 2001
---------------------------------------
               Andre R. Horn

         /s/ RICHARD A. KERTSON                 Director                                           March 8, 2001
---------------------------------------
           Richard A. Kertson

          /s/ ERIC L. MATTSON                   Director                                           March 8, 2001
---------------------------------------
            Eric L. Mattson

            /s/ L. E SIMMONS                    Director                                           March 8, 2001
---------------------------------------
             L. E. Simmons

         /s/ JEFFERY A. SMISEK                 Director                            March 8, 2001
---------------------------------------
           Jeffery A. Smisek

         /s/ DOUGLAS E. SWANSON                Director                            March 8, 2001
---------------------------------------
           Douglas E. Swanson

            /s/ EUGENE R. WHITE                Director                            March 8, 2001
---------------------------------------
              Eugene R. White

           /s/ JAMES D. WOODS                  Director                            March 8, 2001
---------------------------------------
             James D. Woods

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Varco International, Inc.

     We have audited the accompanying consolidated balance sheets of Varco International, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of income, common stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varco International, Inc. at December 31, 2000 and 1999, and the consolidated results of its income and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                             Ernst & Young LLP

Houston, Texas
January 26, 2001

                           VARCO INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31,         December 31,
                                                                                 2000                 1999
                                                                             ------------         ------------
                                A S S E T S
                                -----------
                                                                                        (In thousands)
Current assets:
     Cash and cash equivalents...........................................      $   12,176           $  $83,117
     Accounts receivable, net............................................         269,393              248,487
     Inventory, net......................................................         152,350              145,201
     Other current assets................................................          21,787               26,534
                                                                               ----------           ----------
        Total current assets.............................................         455,706              503,339
                                                                               ----------           ----------
Property and equipment, net..............................................         343,673              339,264
Identified intangibles, net..............................................          26,062               28,744
Goodwill, net............................................................         238,641              242,343
Other assets, net........................................................          12,900               17,623
                                                                               ----------           ----------
         Total assets....................................................      $1,076,982           $1,131,313
                                                                               ==========           ==========
                  L I A B I L I T I E S   A N D   E Q U I T Y
                  -------------------------------------------
Current liabilities:
     Accounts payable....................................................      $   66,182           $   69,297
     Accrued liabilities.................................................          91,423               86,890
     Income taxes payable................................................           4,376                3,091
     Current portion of long-term debt...................................          30,347               33,886
                                                                               ----------           ----------
        Total current liabilities........................................         192,328              193,164
Long-term debt...........................................................         106,160              199,449
Other liabilities........................................................          46,511               44,455
                                                                               ----------           ----------
        Total liabilities................................................         344,999              437,068
                                                                               ----------           ----------
Common stockholders' equity:
     Common stock, $.01 par value, 200,000,000 shares authorized,
       96,245,849 shares issued and 94,821,149 shares outstanding at
       December 31, 2000 (92,603,141 shares issued and 91,178,441
       outstanding at December 31, 1999).................................             962                  926
     Paid in capital.....................................................         498,692              475,734
     Retained earnings...................................................         264,580              243,525
     Accumulated other comprehensive loss................................         (16,921)             (10,610)
     Less: treasury stock at cost (1,424,700 shares).....................         (15,330)             (15,330)
                                                                               ----------           ----------
        Total common stockholders' equity................................         731,983              694,245
                                                                               ----------           ----------
        Total liabilities and equity.....................................      $1,076,982           $1,131,313
                                                                               ==========           ==========

                            See accompanying notes.

                           VARCO INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                                2000          1999          1998
                                                                                ----          ----          ----
                                                                            (in thousands, except for common shares and
                                                                                          per share data)
Revenue:
     Sales..............................................................    $  463,556    $  708,587     $  938,057
     Services and rentals...............................................       403,059       267,261        369,624
                                                                            ----------    ----------     ----------
        Total...........................................................       866,615       975,848      1,307,681
                                                                            ----------    ----------     ----------
Cost and expenses:
     Cost of sales......................................................       296,955       491,481        625,873
     Cost of services and rentals.......................................       321,647       225,436        276,681
     Amortization of goodwill...........................................         8,444         8,431          7,766
     Selling, general and administrative................................       119,942       135,195        168,594
     Research and engineering costs.....................................        32,146        40,149         47,305
     Transaction costs and write-offs...................................        26,570         7,808          2,400
                                                                            ----------    ----------     ----------
        Total...........................................................       805,704       908,500      1,128,619
                                                                            ----------    ----------     ----------
Operating profit........................................................        60,911        67,348        179,062
Other expense (income):
     Interest expense...................................................        15,282        18,926         19,945
     Interest income....................................................        (3,374)       (2,694)        (1,600)
     Foreign exchange loss (gain).......................................         1,134         (473)            848
     Other..............................................................         2,022         1,527          1,601
                                                                            ----------    ----------     ----------
Income before income taxes..............................................        45,847        50,062        158,268
Provision for income taxes..............................................        24,792        20,253         55,985
                                                                            ----------    ----------     ----------
Net income .............................................................    $   21,055    $   29,809     $  102,283
                                                                            ==========    ==========     ==========
Earnings per common share:
     Basic earnings per common share....................................    $     0.23    $     0.33     $     1.13
                                                                            ==========    ==========     ==========
     Dilutive earnings per common share.................................    $     0.22    $     0.32     $     1.09
                                                                            ==========    ==========     ==========
Weighted average number of common shares outstanding:
     Basic..............................................................    92,773,815    90,659,770     90,607,969
                                                                            ==========    ==========     ==========
     Dilutive...........................................................    95,355,904    92,693,264     93,648,261
                                                                            ==========    ==========     ==========

                            See accompanying notes.

                           VARCO INTERNATONAL, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    (LOSS)

                                                                                                Accumulated               Total
                                                               Common                              Other                  Common
                                                  Shares     Stock $.01  Paid in    Retained   Comprehensive Treasury  Stockholders'
                                                Outstanding   Par Value  Capital    Earnings   Income (loss)   Stock      Equity
                                                -----------   ---------  -------    --------   -------------   -----      ------
                                                                                 (in thousands)
Balance, December 31, 1997....................       89,958     $  899   $445,167   $111,433     $  (4,267)  $     --    $553,232

1998 Comprehensive income:
    Net income................................           --         --         --    102,283            --         --     102,283
    Foreign currency translation adjustment...           --         --         --         --        (2,897)        --      (2,897)
                                                   --------     ------   --------   --------     ---------  ---------    --------
    1998 Comprehensive income.................           --         --         --    102,283        (2,897)        --      99,386

Common stock issued...........................          835          6      9,687         --            --         --       9,693

Common stock issued in exchange for
 convertible debt                                        55          5        828         --            --         --         833

Common stock issued in earn-out agreement               726          7      9,435         --            --         --       9,442

Tax benefit of options exercised..............           --         --      1,185         --            --         --       1,185

Treasury stock purchased......................       (1,424)        --         --         --            --    (15,330)    (15,330)
                                                   --------     ------   --------   --------     ---------  ---------    --------

Balance at December 31, 1998..................       90,150        917    466,302    213,716        (7,164)   (15,330)    658,441

1999 Comprehensive income:
    Net income................................           --         --         --     29,809            --         --      29,809
    Foreign currency translation adjustment...           --         --         --         --        (3,487)        --      (3,487)
    Unrealized gains on investments...........           --         --         --         --            41         --          41
                                                   --------     ------   --------   --------     ---------  ---------    --------
    1999 Comprehensive income.................           --         --         --     29,809        (3,446)        --      26,363

Common stock issued...........................        1,028          9      8,595         --            --         --       8,604

Tax benefit of options exercised..............           --         --        837         --            --         --         837
                                                   --------     ------   --------   --------     ---------  ---------    --------

Balance at December 31, 1999..................       91,178        926    475,734    243,525       (10,610)   (15,330)    694,245

2000 Comprehensive income:
    Net income................................           --         --         --     21,055            --         --      21,055
    Foreign currency translation adjustment...           --         --         --         --        (6,311)        --      (6,311)
                                                   --------     ------   --------   --------     ---------  ---------    --------
    2000 Comprehensive income.................           --         --         --     21,055        (6,311)        --      14,744

Common stock issued...........................        1,297         13     12,212         --            --         --      12,225

Common stock issued executive match program...          323          3      6,428         --            --         --       6,431

Conversion of stock warrants..................        2,023         20        (20)        --            --         --          --

Tax benefit of options exercised..............           --         --      4,338         --            --         --       4,338
                                                   --------     ------   --------   --------     ---------  ---------    --------

Balance at December 31, 2000..................       94,821     $  962   $498,692   $264,580      $(16,921) $ (15,330)   $731,983
                                                   ========     ======   ========   ========      ========  =========    ========

                            See accompanying notes.

                           VARCO INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                                     2000          1999         1998
                                                                                     -----         ----         ----
                                                                                             (in thousands)
Cash flows from operating activities:
Net income....................................................................   $   21,055  $     29,809  $   102,283
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization.......................................       56,518        57,180       52,972
          Non-cash merger and transaction costs...............................       12,101            --           --
          Other non-cash charges..............................................       18,317         7,070        6,786
          Write-off of investments............................................           --         4,279           --
          Changes in current assets and liabilities, net of effects
             from acquisitions:
               Accounts receivable............................................      (15,904)       50,722      (10,468)
               Inventory......................................................       (9,852)      100,230      (25,777)
               Prepaid expenses and other assets..............................          481         2,104         (260)
               Accounts payable, accrued liabilities and other................       (6,552)     (124,416)      19,984)
               United States and foreign income taxes payable.................        5,623        (7,914)     (11,603)
                                                                                 ----------  ------------  -----------
          Net cash provided by operating activities...........................       81,787       119,064       93,949
                                                                                 ----------  ------------  -----------

Cash flows used for investing activities:
     Capital expenditures.....................................................      (45,463)      (30,729)     (78,356)
     Business acquisitions, net of cash acquired..............................      (21,685)      (13,120)     (35,786)
     Other....................................................................        2,276           211        1,233
                                                                                 ----------  ------------  -----------
          Net cash used for investing activities..............................      (64,872)      (43,638)    (112,909)
                                                                                 ----------  ------------  -----------

Cash flows provided by (used for) financing activities:
     Borrowings under financing agreements, net...............................       16,953        55,192      240,113
     Principal payments under financing agreements............................     (113,720)      (90,708)    (225,441)
     Proceeds from sale of common stock (net).................................       10,049         5,625        5,329
     Purchase of treasury stock...............................................           --            --      (15,330)
                                                                                 ----------  ------------  -----------
          Net cash provided by (used for) financing activities................      (86,718)      (29,891)       4,671
                                                                                 ----------  ------------  -----------
Effect of exchange rate changes on cash.......................................       (1,138)         (291)        (258)

Net increase (decrease) in cash and cash equivalents..........................      (70,941)       45,244      (14,547)
Cash and cash equivalents:
     Beginning of period......................................................       83,117        37,873       52,420
                                                                                 ----------  ------------  -----------
     End of period............................................................   $   12,176  $     83,117  $    37,873
                                                                                 ==========  ============  ===========
Supplemental disclosure of cash information:
     Cash paid during the year for:
        Interest..............................................................   $   17,473  $     20,302  $    16,450
                                                                                 ==========  ============  ===========
        Taxes.................................................................   $   12,643  $     25,389  $    65,686
                                                                                 ==========  ============  ===========

                            See accompanying notes.

                           VARCO INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Merger

      On May 30, 2000, the Company completed a merger with Varco International, Inc., a California corporation ("Varco"), by exchanging 46.8 million shares of its common stock for all of the common stock of Varco (the "Merger"). Each share of Varco's stock was exchanged for .7125 of one share of the Company's common stock. In addition, outstanding Varco stock options were converted at the same exchange ratio into options to acquire approximately 2.2 million shares of the Company's common stock. In connection with the merger, the Company changed its name to Varco International, Inc., and its New York Stock Exchange (NYSE) symbol from "TBI" to "VRC".

      The Merger has been accounted for as a pooling of interests and accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial condition and cash flows of Varco.

      Revenues and net income, before merger and transaction costs related to the Merger of the separate companies, were as follows (in thousands):

                                                    2000      1999       1998
                                                  --------  --------  ----------
Revenues:
     Tuboscope..................................  $493,791  $385,474  $  567,701
     Varco......................................   372,824   590,374     739,980
                                                  --------  --------  ----------
         Total..................................  $866,615  $975,848  $1,307,681
                                                  ========  ========  ==========
Net income before merger & transaction costs
     related to the merger:
     Tuboscope..................................  $ 23,304  $(7,156)  $   41,945
     Varco......................................    20,147    36,965      60,338
                                                  --------  --------  ----------
         Total..................................  $ 43,451  $ 29,809  $  102,283
                                                  ========  ========  ==========

      In connection with the Merger, the Company incurred $26,570,000 of transaction costs in the twelve months ended December 31, 2000. Cash and accrued cash transaction costs included financial advisor fees of $9,714,000, compensation costs of $4,308,000 and other costs, including legal, accounting and printing costs of $3,948,000. Non-cash transaction costs included $5,072,000 to fully vest employees participating in the Executive Stock Match Program and $3,528,000 of equipment rationalization write-offs.

      As a result of the Merger, certain executives and key employees of the Company may, upon termination of their employment, be entitled to enhanced severance benefits pursuant to their severance agreements with the Company. It is not possible to estimate the number of executives or key employees who may voluntarily or involuntarily terminate their employment with the Company; accordingly, no amounts have been provided for such payments. The maximum amount that would be paid pursuant to all such severance agreements is approximately $16,800,000.

      There were no material transactions between the Company and Varco prior to the Merger. The effects of conforming Varco's accounting policies to those of the Company were not material.

     Nature of Business and Risk Factors

      The May 30, 2000 merger of Varco International, Inc. and Tuboscope Inc. created one of the world's leading drilling equipment and services company. The combined company carries market leadership positions in each of its four principal business segments: Drilling Equipment Sales, Tubular Services, Drilling Services and

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Coiled Tubing and Wireline Products. The Company provides its customers with the most comprehensive range of drilling rig equipment and services and tubular services in the industry. A more detailed description of products and services is provided in Note 12 Business Segments and Foreign Operations.

      The Company's overall results depend largely on the level of worldwide oil drilling and production activity, the prices of oil and gas, and worldwide oil and gas inventory levels. Demand for the Company's Drilling Equipment Sales is largely dependent on the level of offshore drilling activity. Demand for the Company's Tubular Services is based on the relatively low cost of its services compared to the costs to a customer of a failure or interruption in service. Demand for the Company's Drilling Services is due to the reduction of drilling costs in land and offshore drilling operations, and its ability to help minimize the environmental impact of drilling operations. Demand for the Company's Coiled Tubing & Wireline equipment is due to the economic benefits Coiled Tubing equipment provides in oil and gas workover operations versus conventional techniques, including quicker service time, and the continuous production of the well.

      The Company operates in over 49 countries around the world. Its revenues are geographically concentrated in North America (48%), Latin America (16%), Europe, Africa, and the Middle East (19%), and the Far East (9%). As a result of its international presence, the Company's operations are subject to the risks normally associated with conducting businesses in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without compensation. In addition, the Company has significant customer concentrations in the Middle East, Latin America and the Far East whose spending can be volatile based on oil price changes, the political environment and delays in the government budget. Adverse changes in individual circumstances can have a significant negative impact on the financial performance of the Company.

2. Summary of Significant Accounting Policies

     Revenue recognition

      The Company recognizes revenue when goods are shipped or when services are rendered. On large equipment sales which have multiple completion stages and where the collection of payment is assured, the Company recognizes revenue under the percentage of completion method.

     Cash and cash equivalents

      The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     Financial Instruments and Concentrations of Credit Risk

      The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated fair value because of the relatively short maturity of these instruments. The carrying value of debt approximated fair values as of December 31, 2000 and 1999 except for the Company's $100,000,000 7 1/2% Senior Notes due 2008, which based on information obtained from a national brokerage company were valued at $95,369,000 and $84,864,000 at December 31, 2000 and 1999.

      Substantially all of the Company's accounts receivable are due from customers in the oil and gas industry, both in the United States and internationally. The Company performs periodic credit evaluations of its customers and generally does not require collateral. In certain circumstances, the Company requires letters of credit to further insure credit worthiness.

      Accounts receivable are net of allowances for doubtful accounts of approximately $10,199,000 and $8,373,000 at December 31, 2000 and 1999,
respectively.

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Inventory

      Inventories are stated at the lower of cost or market. The Company determines the cost of inventories using the last-in, first-out ("LIFO") method for its Drilling Equipment Sales inventory and the weighted average method for other inventory.

     Property and equipment

      Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and generally by the accelerated or modified accelerated costs recovery systems for income tax reporting purposes. Estimated useful lives are 30 years for buildings and 5-12 years for machinery and equipment. The cost of repairs and maintenance is charged to income as incurred. Major repairs and improvements are capitalized and depreciated over the remaining useful life of the asset. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Property and equipment depreciation expense was $44,789,000, $45,387,000, and $42,345,000 for the years ended December 31, 2000, 1999, and
1998, respectively.

     Identified intangibles

      Identified intangibles are being amortized on a straight-line basis, over estimated useful lives between 5 and 40 years, and are presented net of accumulated amortization of approximately $23,544,000 and $20,767,000 at December 31, 2000 and 1999, respectively. Identified intangibles consist primarily of technology, patents, trademarks, license agreements, existing service contracts and covenants not to compete.

     Goodwill

      Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over lives ranging from 10-40 years depending on the estimated economic life. Accumulated amortization at December 31, 2000 and 1999 was approximately $44,904,000 and $36,704,000, respectively. On an annual basis, the Company estimates the future estimated undiscounted cash flows of the business to which goodwill related in order to determine that the carrying value of the goodwill had not been impaired.

     Impairment of Long-Lived Assets

      Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Long-lived assets expected to be disposed of, including excess equipment and production facilities held for sale, are stated at their estimated fair value less cost to sell.

     Income taxes

      The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Derivative financial instruments

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). As amended SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets

                            VARCO INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be adopted effective January 1, 2001 and is not expected to have a material impact on the Company's financial position or results of operations.

     Foreign exchange rates

      Revenue and expenses for foreign operations have been translated into U.S. dollars using average exchange rates and reflect currency exchange gains and losses resulting from transactions conducted in other than functional currencies.

      The assets and liabilities of certain foreign subsidiaries are translated at current exchange rates and the related translation adjustments are recorded directly in stockholders' equity. For subsidiaries which operate in countries which have highly inflationary economies, certain assets are translated at historical exchange rates and all translation adjustments are reflected in the statements of income.

     Stock based compensation

      The Company accounts for stock option grants to employees in accordance with the intrinsic value method.

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

     Reclassification

      Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with current year classifications.

3. Acquisitions

     Fiscal 2000

      The Company completed two acquisitions and one asset purchase for an aggregate purchase price of $24,106,000 consisting of cash of $21,685,000 and accrued cash payments of $2,421,000.

     Fiscal 1999

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

                          VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the results of operations of each business is included in the consolidated results of operations from the date of acquisition. A summary of the acquisitions follows (in thousands):

                                                                      2000      1999       1998
                                                                      ----      ----       ----
     Fair value of assets acquired..............................   $ 26,045   $ 21,327   $ 50,664
     Cash paid..................................................    (21,685)   (13,120)   (35,786)
                                                                   --------   --------   --------
     Liabilities assumed and debt issued........................   $  4,360   $  8,207   $ 14,878
                                                                   ========   ========   ========
     Excess purchase price over fair value of assets acquired...   $  5,175   $  2,434   $ 19,136
                                                                   ========   ========   ========

      Cash paid in 1999 and 1998 includes $1,021,000 and $8,450,000 for 1998 and
1997 acquisitions, respectively.

      The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if these acquisitions had occurred at the beginning of 1999. The pro forma information includes certain adjustments which give effect to amortization of goodwill, interest expense on acquisition debt and other adjustments, together with related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected at the beginning of 1999.

                                                             2000        1999
                                                             -----       ----
     Revenue.............................................  $906,220   $1,026,680
                                                           ========   ==========
     Net income .........................................  $ 20,263   $   26,442
                                                           ========   ==========
     Dilutive earnings per common share..................  $    .21   $      .29
                                                           ========   ==========

      In January 2001, the Company acquired all of the outstanding shares of Quality Tubing, Inc. for total consideration of $55,000,000. The acquisition was funded by cash and will be accounted for as a purchase. Quality Tubing, Inc. manufactures coiled tubing used in conjunction with specialized equipment manufactured by the Company.

4. Inventory

      At December 31, inventories consist of the following (in thousands):

                                                             2000        1999
                                                             ----        ----
         Raw materials.................................   $  66,138   $  61,505
         Work in progress..............................      35,445      23,877
         Finished goods................................      63,665      71,781
         Excess of current cost over LIFO value........     (12,898)    (11,962)
                                                          ---------   ---------
            Inventory, net.............................   $ 152,350   $ 145,201
                                                          =========   =========

                          VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Property, plant and equipment

      At December 31, property, plant, and equipment consist of the following (in thousands):


                                                            2000         1999
                                                            ----         ----
     Land and buildings................................. $ 128,991    $ 129,919
     Operating equipment................................   295,067      278,781
     Rental equipment...................................   154,000      148,585
                                                         ---------    ---------
                                                           578,058      557,285
     Less accumulated depreciation......................  (234,385)    (218,021)
                                                         ---------    ---------
                                                         $ 343,673    $ 339,264
                                                         =========    =========

6. Accrued Liabilities

      At December 31, accrued liabilities consist of the following (in thousands):

                                                            2000        1999
                                                            ----        ----
     Compensation.......................................  $28,862     $25,193
     Warranty...........................................    6,012       7,431
     Interest...........................................    3,278       5,708
     Other..............................................  $53,271      48,558
                                                          -------     -------
                                                          $91,423     $86,890
                                                          =======     =======

7. Income Taxes

      The components of income before income taxes consist of the following (in thousands):

                                                     2000       1999      1998
                                                     ----       -----     ----
     U.S. .......................................  $  8,390  $ 33,099  $ 112,576
     Foreign.....................................    37,457    16,963     45,692
                                                   --------  --------  ---------
                                                   $ 45,847  $ 50,062  $ 158,268
                                                   ========  ========  =========

      Such income is inclusive of various intercorporate eliminations of income or expense items, such as royalties, interest and similar items that are taxable or deductible in the respective locations. Such income is also inclusive of export sales by U.S. locations. Therefore, the relationship of domestic and foreign taxes to reported U.S. and foreign income is not representative of actual effective tax rates.

      The provision (benefit) for income taxes consists of the following at December 31 (in thousands):

                                                     2000     1999       1998
                                                     ----     ----       ----
     Current provision:
          U.S. ................................... $ 3,346 $   2,549  $  37,755
          Foreign.................................  15,612    14,928     20,157
                                                   ------- ---------  ---------
               Total current provision............  18,958    17,477     57,912
                                                   ------- ---------  ---------
     Deferred provision (benefit):
          U.S. ...................................   5,045     8,744       (616)
          Foreign.................................     789    (5,968)    (1,311)
                                                   ------- ---------  ---------
               Total deferred provision (benefit).   5,834     2,776     (1,927)
                                                   ------- ---------  ---------
               Total provision (benefit).......... $24,792 $  20,253  $  55,985
                                                   ======= =========  =========

                          VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The reconciliation of the expected to the computed tax provision (benefit) is as follows at December 31 (in thousands):

                                                                        2000       1999       1998
                                                                        ----       ----       ----
     Tax expense at federal statutory rate.........................  $  16,046   $ 17,522   $ 55,394
     Incremental effect of foreign operations......................      1,892        695        241
     Nondeductible goodwill amortization and merger related costs..      8,906      3,280      3,725
     State income taxes, net of federal benefit....................        488        612      2,295
     FSC Benefit...................................................       (940)      (676)    (2,021)
     Change in Valuation Allowance.................................       (271)        --     (2,649)
     Other, net....................................................     (1,329)    (1,180)    (1,000)
                                                                     ---------   --------   --------
                                                                     $  24,792   $ 20,253   $ 55,985
                                                                     =========   ========   ========

      Significant components of the Company's deferred tax liabilities and assets as of December 31, are as follows (in thousands):

                                                                       2000        1999
                                                                       ----        ----
     Gross deferred tax assets:
          Receivables..............................................  $  2,106   $  2,377
          U.S. and foreign net operating losses....................     1,910      6,044
          Accrued liabilities and other reserves...................     6,466      5,723
          Inventory reserves and intercompany profit elimination...     3,635      7,863
          Tax credit carry forwards................................     2,368      1,848
          Post retirement benefit obligation.......................     3,967      3,748
                                                                     --------   --------
               Subtotal gross deferred tax assets..................    20,452     27,603
          Valuation allowance......................................      (967)    (1,238)
                                                                     --------   --------
     Net deferred tax assets.......................................    19,485     26,365
                                                                     --------   --------
     Gross deferred tax liabilities:
          Property and equipment...................................    25,339     27,531
          Intangible assets........................................     2,094      1,476
          Reserve for unremitted foreign earnings..................     6,500      6,500
          All other................................................     1,530        783
                                                                     --------   --------
     Gross deferred tax liabilities................................    35,463     36,290
                                                                     --------   --------
     Total net deferred tax liability..............................  $ 15,978   $  9,925
                                                                     ========   ========

      The total net deferred tax liability at December 31, 2000 is comprised of $4,889,000 of net current tax assets and $20,867,000 net noncurrent deferred tax liabilities.

      The Company has made provision for additional taxes on the anticipated repatriation of certain earnings from its foreign subsidiaries. Undistributed earnings of its foreign subsidiaries in excess of the amount already provided is considered permanently reinvested. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the balance of such earnings were to be distributed.

      At December 31, 2000 the Company has approximately $10,660,000 of foreign net operating loss carryforwards. The Company has a valuation allowance of $967,000 against these net operating losses as the Company believes that the corresponding deferred tax asset may not be fully realizable. The change in valuation allowance from 1999 to 2000 was primarily due to the Company's belief that it is more likely than not that the deferred taxes associated with a portion of the net operating losses will be utilized. In addition, the Company has foreign tax credit carryforwards of $2,368,000 which will expire in 2003.

      The Company is currently engaged in tax audits and appeals in various tax jurisdictions. The years covered by each audit or appeal vary considerably among legal entities. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

                          VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Long-term Debt

      At December 31, long-term debt consists of the following:

                                                                                   2000           1999
                                                                                   ----           ----
                                                                                     (in thousands)
          $130,000,000 Term Notes payable to lenders, interest at 7.825% at
             December 31, 2000. Principal and interest payable as described
             below through August 6, 2002.....................................   $   26,832    $  69,132
          $100,000,000 Revolving Facility expiring August 6, 2001. Interest ranging from 7.25% to 8.5% at December 31, 1999 payable as
             described below..................................................           --       45,900
          $100,000,000 Senior Subordinated Notes, interest at 7.5% payable
             semiannually, principal due on February 15, 2008.................      100,000      100,000
          Other                                                                       9,675       18,303
                                                                                 ----------    ---------
          Total debt                                                                136,507      233,335
          Less: Current maturities............................................       30,347       33,886
                                                                                 ----------    ---------
               Long-term debt.................................................   $  106,160    $ 199,449
                                                                                 ==========    =========

      Principal payments of long-term debt for years subsequent to 2001 are as follows (in thousands):

                    2002.............................................. $  2,552
                    2003..............................................    1,142
                    2004..............................................    1,175
                    2005..............................................    1,245
                    Thereafter........................................  100,046
                                                                       --------
                                                                       $106,160
                                                                       ========

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

      The Credit Agreement restricts the Company from paying dividends on its common stock if the ratio of total funded debt to total capital, as defined, exceeds 40% (15.7% at December 31, 2000). The Credit Agreement also contains restrictive covenants with respect to interest coverage, debt to capital ratios and net worth. The Company believes that it was in compliance with all such covenants at December 31, 2000.

      At December 31, 2000, the Company had $95,100,000 available on the revolving credit facility and $2,800,000 available under the swingline facility after considering outstanding letters of credit of $7,100,000.

     Interest Rate Risk Management

      The Credit Agreement required interest rate protection agreements to be maintained on at least 50% of the outstanding balance of the term loan facility until August 6, 1999. Upon expiration of the last of these agreements on May 16, 2000, the Company elected not to enter into any rate protection agreements.

                          VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

9. Retirement and other Benefit Plans

      During the periods reported, substantially all the Company's U.S. employees were covered by defined contribution retirement plans. The Company also has a deferred compensation plan for its highly compensated employees to permit retirement contributions in excess of the statutory limits. Employees may voluntarily contribute up to 20% of compensation, as defined, to these plans. The participants' contributions were matched either in common stock by the Company up to a maximum of 4% of compensation or at the discretion of the Board of Directors, a percentage of net income. Under these plans, Company stock contributions were approximately $1,269,000 (69,541 shares at an average transfer price of $18.25), $1,203,000 (111,770 shares at an average transfer price of $10.76), and $1,569,000 (112,033 shares at an average transfer price of $14.00), for 2000, 1999, and 1998 respectively. Other contributions to the plans amounted to $3,452,000, $5,643,000, and $7,584,000 for 2000, 1999, and 1998,
respectively.

      For certain executives, the Company has a supplemental defined benefits plan providing retirement and death benefits. The plan is unfunded and the net pension liability was $5,917,432 and $3,623,000 at December 31, 2000 and 1999, respectively. As a result of the Merger, all participants became fully vested with full service credit until age 65. Expense under the plan was $1,949,000, $770,000 and $723,000 in 2000, 1999, and 1998, respectively.

      For certain former employees who retired prior to December 31, 1993, healthcare and life insurance benefits are provided through insurance companies. In 1993 the Company adopted FASB Statement No 106, "Accounting for Postretirement Benefits Other Than Pensions." The transition obligation is being amortized over 20 years.

      The assumed weighted-average annual rate of increase in the per capita cost of covered benefits is 8.5% for 2000 and is assumed to decrease gradually to 5.0% for 2010 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000, by $801,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2000 by $63,000.

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 2000 and December 31, 1999.

      Net periodic postretirement benefit cost includes the following components (in thousands):

                                                  2000       1999       1998
                                               ---------  ---------  ---------

 Interest cost...............................  $     733  $     669  $     723
 Amortization of transition obligation.......        763        763        763
 Amortization of gain........................       (471)      (534)      (513)
                                               ---------  ---------  ---------
                                               $   1,025  $     898  $     973
                                               =========  =========  =========

                          VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The following table sets forth the change in benefit obligation of the Company's retirement benefit plan (in thousands):

                                                          2000         1999
                                                        ---------    ---------

     Benefit obligation at beginning of year........    $  10,634    $  10,356
     Interest cost..................................          733          669
     Benefits paid..................................         (908)        (813)
     Actuarial loss (gain)..........................         (325)         422
                                                        ---------    ---------
     Benefit obligation at end of year..............    $  10,134    $  10,634
     Funded status..................................    $ (10,134)   $ (10,634)
     Unrecognized actuarial (gain)..................       (6,158)      (6,170)
     Unrecognized transition obligation.............        9,143        9,906
                                                        ---------    ---------
     Accrued postretirement benefit obligation......    $  (7,149)   $  (6,898)
                                                        =========    =========

      The Company has an Executive Management Savings Plan and a Directors Saving Plan (the "Plans") which permit eligible executives and the Company's non-employee directors to defer a portion of their compensation.

      The Company has two defined benefit pension plans covering substantially all full-time employees in Germany. Plan benefits are based on years of service and employee compensation for the last three years of service. The plans are unfunded and benefit payments are made directly by the Company. Pension expense includes the following components for the fiscal years ending December 31 (in thousands):

                                                   2000     1999     1998
                                                   ----     ----     ----
          Service cost..........................   $ 186    $ 202    $ 253
          Interest cost.........................     529      557      604
          Net amortization......................    (352)    (352)    (352)
                                                   -----    -----    -----
               Pension expense..................   $ 363    $ 407    $ 505
                                                   =====    =====    =====

                          VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The following table sets forth the amounts recognized in the Company's consolidated balance sheets and reconciles the projected benefit obligation from the beginning of the year to the end of the year (in thousands):

                                                                2000     1999
                                                                ----     ----
     Projected benefit obligation at beginning of year....... $ 7,950   $ 8,628
     Service cost............................................     186       202
     Interest cost...........................................     529       557
     Benefits paid...........................................    (197)     (197)
     Exchange rate change....................................    (925)   (1,240)
                                                              -------   -------
     Projected benefit obligation at the end of the year.....   7,543     7,950
     Unrecognized net gain...................................     553       905
                                                              -------   -------
     Pension liability.......................................   8,096     8,855
     Less--amount included in current liabilities............     197       197
                                                              -------   -------
     Noncurrent portion of pension liability................. $ 7,899   $ 8,658
                                                              =======   =======

      The rate of increase in future compensation levels used in determining the projected benefit obligations was 2% for December 31, 2000, 1999, and 1998. The discount rate was 7% for December 31, 2000, 1999, and 1998. The unrecognized net gain from the change in projected compensation levels is being amortized over ten years.

10. Common Stockholders' Equity

      In 2000, the Board of Directors and stockholders approved an amendment to the 1996 Equity Participation Plan increasing the number of authorized shares of common stock to be granted to officers, key employees of the Company, and non-employee members of the Board of Directors from 3,450,000 to 7,650,000 shares. Options granted under the plan to key employees are generally exercisable in installments over three years starting one year from the date of grant and expire ten years from the date of grant. Options granted under the plan to non-employee members of the Board of Directors are exercisable in installments over four year periods starting one year from the date of grant and expire ten years from the date of grant. In connection with the Merger, options outstanding under previous plans will maintain the terms under which the options were granted. These terms allow options granted to key employees and non-employee directors to be exercisable in installments from one to five years starting one year from the date of grant and expire ten years from the date of grant.

      The following summarizes options activity:


                                                           Years Ended December 31,
                                                           ------------------------
                                                       2000          1999          1998
                                                  ------------  ------------   ------------
     Shares under option at beginning of year...     5,068,068     3,582,989      3,424,212
     Granted....................................       687,443     2,100,112        624,591
     Cancelled..................................     (182,918)     (114,288)       (95,442)
     Exercised..................................   (1,051,975)     (500,745)      (370,372)
                                                  -----------   -----------    -----------
     Shares under option at end of year.........    4,520,618     5,068,068      3,582,989
                                                  -----------   -----------    -----------
     Average price of outstanding options.......  $     11.88   $      8.05    $      7.92
                                                  ===========   ===========    ===========
     Exercisable at end of year.................    3,087,409     2,123,147      1,927,704
                                                  ===========   ===========    ===========

      The following summarizes information about stock options outstanding as of December 31, 2000:

                                                                                Options Outstanding      Options Exercisable
                                                                                -------------------      -------------------
                                                     Weighted-Avg.
                   Range of                            Remaining                    Weighted-Avg.                 Weighted-Avg.
               Exercise Price                      Contractual Life      Shares     Exercise Price      Shares    Exercise Price
               --------------                      ----------------      ------     --------------      ------    --------------
     $ 3.21 to $7.5625....................               5.96           2,315,538        $  6.71      1,981,620        $ 6.57
       8.50 to 18.21......................               7.72           1,644,412          14.80        677,908         14.90
      20.00 to 32.55......................               7.20             560,668          24.65        427,881         24.11
                                                         ----           ---------        -------      ---------        ------
     Totals...............................               6.76           4,520,618        $ 11.88      3,087,409        $10.83
                                                         ====           =========        =======      =========        ======

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     For options granted during 2000, 1999, and 1998, the weighted-average fair value at date of grant was $6.35, $3.61, and $9.54 per option, respectively. Assuming that the Company had accounted for its stock-based employee compensations plans using the alternative fair value method, the Company's pro forma net income would have been $16,275,000, $25,249,000, and $99,136,000 and pro forma dilutive earnings per share would have been $0.17, $0.27, and $1.06 for 2000, 1999 and 1998, respectively.

     The fair value of each option grant was estimated on the date of grant using a Black Scholes option pricing model with the following assumptions for 2000, 1999, and 1998, respectively; risk free interest rates of 5.5%; expected lives of contracts of 3 years; and volatility of 52.9 percent, 54.8 percent, and
50.6 percent.

     In connection with the acquisition of D.O.S. LTD, (the "Drexel Merger") in 1996, the Company issued warrants which were exercised in 2000 and resulted in the issuance of 2,023,379 shares of common stock.

     The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a price equal to 85% of its fair market value at the lesser of the beginning or end of a six-month plan period. As of December 31, 2000, 3,355,801 shares have been sold under this plan with a maximum of 4,500,000 shares available for sale under the plan.

     During 1998, the Board of Directors authorized the repurchase, at management's discretion, of $20,000,000 of the Company's common stock. Under this program, the Company repurchased 1,424,700 shares at a cost of $15,330,000 during 1998.

     During 2000, the Company adopted a stockholder rights plan ("Rights Plan"). As part of the Rights Plan, the Company's Board of Directors declared a dividend distribution of one preferred stock purchase right ("Right") for each share of the Company's Common Stock outstanding on December 4, 2000 and each new share issued subsequently.

     The rights will become exercisable, with certain exceptions, upon the earlier to occur of (i) ten days following the announcement that a person or group has acquired or obtained the right to acquire beneficial ownership of 15% or more of the Company's Common Stock, or (ii) ten days following the announcement or commencement of a tender offer which would result in a person or group beneficially owning 15% or more of the Company's Common Stock.

     Once exercisable, each Right will entitle its holder to purchase from the Company one one-hundredth of a share of a new series of the Company's Preferred Stock at a price of $75.00. If a person or group (other than L.E. Simmons and his affiliates) acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock, each Right, once exercisable and excluding any Rights held by the acquiring person or group, will entitle its holder to purchase shares of Common Stock of the Company having a market value of two times the then current exercise price of the Right. In addition, if at any time after such an acquisition, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, each outstanding Right, once exercisable and excluding any Rights held by the acquiring person or group, will entitle its holder to purchase shares of Common Stock of the acquiring company having a market value of two times the then current exercise price of the Right.

     Following the acquisition by a person or group of beneficial ownership of 15% or more of the Company's Common Stock and prior to an acquisition of the Company in a merger or other business combination transaction, a sale of 50% or more of the Company's consolidated assets or earning power or an acquisition of 50% or more of the Common Stock, the Board of Directors may exchange the Rights (other than rights held by the acquiring person or group), in whole or in part, at an exchange ratio of one share of Common Stock per Right.

     Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Common Stock, the Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per Right. The Rights currently trade with the Company's Common Stock, have no voting or dividend rights and expire on December 4, 2010.

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies

     The Company is subject to legal proceedings for events which arise in the ordinary course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the results of operations or financial position of the Company.

     The Company leases certain facilities and equipment under operating leases that expire at various dates through 2049. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $29,159,000, $27,146,000, and $26,777,000 in 2000, 1999, and 1998, respectively.

     Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2000 are payable as follows (in thousands):

   2001........................................................     $16,161
   2002........................................................      10,657
   2003........................................................       7,784
   2004........................................................       4,378
   2005........................................................       2,791
   Thereafter..................................................      12,838
                                                                    -------
       Total future lease commitments..........................     $54,609
                                                                    -------

12. Business Segments And Foreign Operations

     The Company is organized based on the products and services it offers. In connection with the Merger, the Company reorganized into four principal business segments: Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

     Drilling Equipment Sales: This segment manufactures and sells integrated systems and equipment for rotating and handling pipe on a drilling rig; a complete line of conventional drilling rig tools and equipment, including pipe handling tools, hoisting equipment and rotary equipment; pressure control and motion compensation equipment; and flow devices. Customers include major oil and gas companies and drilling contractors.

     Tubular Services: This segment provides internal coating products and services, inspection and quality assurance services for tubular goods and fiberglass tubulars. Additionally, Tubular Services includes the sale and leasing of proprietary equipment used to inspect tubular products at steel mills. Tubular Services also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores and steel mills.

     Drilling Services: This segment consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drill cuttings (solids) from fluids used in the oil and gas drilling processes, and the sale of computer based drilling information and control systems, as well as conventional drilling rig instrumentation. The Drilling Services business serves the oilfield drilling markets of North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major oil and gas companies, independent producers, national oil companies and drilling contractors.

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

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

level which consists of income before interest expense (income), other expense (income), nonrecurring items and income taxes. Intersegment sales and transfers are not significant.

     Summarized information for the Company's reportable segments is contained in the following table. Other revenue and operating profit (loss) include revenue from insignificant operations, corporate related expenses and certain goodwill and identified intangible amortization not allocated to product lines. Operating profit excludes merger and transaction costs of $26,570,000 associated with the Merger, $7,808,000 associated with the terminated Newpark merger and the related alliance agreement, and $2,400,000 related to the write-off of assets in 2000, 1999, and 1998, respectively.

                                                                                            Coiled
                                                        Drilling                           Tubing &
                                                       Equipment    Tubular    Drilling    Wireline     Other
                                                         Sales      Services   Services    Products  Unallocated    Total
                                                         -----      --------   --------    --------  -----------    -----
                                                                                  (in thousands)
2000
Revenue..............................................   $283,360    $248,099   $250,229   $  84,927  $        --    $  866,615
Operating profit.....................................     30,193      39,666     39,673      13,895      (35,946)       87,481
Total assets.........................................    223,369     336,243    391,310     106,675       19,385     1,076,982
Capital expenditures.................................      9,750      11,178     22,413         999        1,123        45,463
Depreciation and amortization........................     14,966      13,221     20,345       1,722        6,264        56,518

1999
Revenue..............................................   $504,245    $194,929   $202,518   $  74,156  $        --    $  975,848
Operating profit.....................................     77,662      21,076      8,547       7,084      (39,213)       75,156
Total assets.........................................    254,534     300,672    378,053      92,148      105,906     1,131,313
Capital expenditures.................................     10,488       4,046     13,047       1,645        1,503        30,729
Depreciation and amortization........................     15,904      14,565     18,018       2,186        6,507        57,180

1998
Revenue..............................................   $623,268    $276,952   $286,052   $ 121,409  $        --    $1,307,681
Operating profit.....................................    108,920      60,070     38,048      22,571      (48,147)      181,462
Total assets.........................................    378,628     321,041    380,632     110,771       68,020     1,259,092
Capital expenditures.................................     25,962      22,872     24,813       2,746        1,963        78,356
Depreciation and amortization........................     14,950      12,871     18,080       1,745        5,326        52,972

     The following table represents revenues by country or geographic region based on the location of the use of the product or service:

                                                           2000          1999         1998
                                                           ----          ----         ----
                                                                   (in thousands)
U.S..................................................     $351,252     $448,950    $  563,628
Canada...............................................       66,916       50,915        63,042
Latin America........................................      140,589      104,416       221,392
United Kingdom.......................................       55,056       58,797        89,965
Other Europe.........................................       89,781      139,752       123,557
Far East.............................................       75,330       91,064       143,178
Other................................................       87,691       81,954       102,919
                                                         ---------     --------    ----------
Total................................................    $ 866,615     $975,848    $1,307,681
                                                         =========     --------    ----------

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The following table represents the net book value of property and equipment based on the location of the assets:

                                                             2000           1999         1998
                                                             ----           ----         ----
                                                                       (in thousands)
U.S...................................................      $195,695       $192,995      $202,526
Latin America.........................................        47,368         43,205        34,712
Canada................................................        25,886         25,799        28,258
United Kingdom........................................        38,983         40,110        37,503
Netherlands...........................................         9,842         11,345        11,664
Other Europe..........................................        13,014         11,853        13,787
Far East..............................................        11,966         11,958        13,125
Middle East...........................................           919          1,999         1,688
                                                            --------       --------      --------
Total.................................................      $343,673       $339,264      $343,263
                                                            --------       --------      --------

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     On February 25, 1998, the Company issued $100.0 million of 7 1/2% Senior Notes due 2008 ("the Senior Notes"). The Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain direct wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The following condensed consolidating balance sheets as of December 31, 2000, and 1999 and the related condensed consolidating statements of income and cash flows for each of the three years in the period ended December 31, 2000 should be read in conjunction with the notes to these consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                            Year Ended December 31, 2000
                                                                            ----------------------------
                                                           Varco                       Non-
                                                      International,   Guarantor     Guarantor
                                                           Inc.      Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                           ----      ------------  ------------   ------------   ------------
                                                                                  (In thousands)
CONDENSED CONSOLIDATING
  BALANCE SHEET
Current assets:
     Cash and cash equivalents........................  $       --   $   (2,729)   $  14,905     $          --    $   12,176
     Accounts receivable, net.........................     224,554      375,505      361,106          (691,772)      269,393
     Inventory, net...................................          --      118,552       33,798                --       152,350
     Other current assets.............................       1,174       13,823        6,790                --        21,787
                                                        ----------   ----------    ---------     -------------    ----------
          Total current assets........................     225,728      505,151      416,599          (691,772)      455,706


Investment in subsidiaries............................     736,507      357,804           --        (1,094,311)           --
Property and equipment, net...........................          --      229,557      114,116                --       343,673
Identifiable intangibles, net.........................          --       26,062           --                --        26,062
Goodwill, net.........................................          --      124,489      114,152                --       238,641
Other assets, net.....................................          --       11,379        1,521                --        12,900
                                                        ----------   ----------    ---------     -------------    ----------
          Total assets................................  $  962,235   $1,254,442    $ 646,388     $  (1,786,083)   $1,076,982
                                                        ==========   ==========    =========     =============    ==========

Current liabilities:
     Accounts payable.................................    $101,330   $  415,795    $ 240,829     $    (691,772)   $   66,182
     Accrued liabilities..............................       3,117       65,732       22,574                --        91,423
     Income taxes.....................................          --       (1,673)       6,049                --         4,376
     Current portion of long-term debt................      26,832        3,014          501                --        30,347
                                                        ----------   ----------    ---------     -------------    ----------
          Total current liabilities...................     131,279      482,868      269,953          (691,772)      192,328


Long-term debt........................................      98,973        7,018          169                --       106,160
Other liabilities.....................................          --       28,049       18,462                --        46,511
                                                        ----------   ----------    ---------     -------------    ----------
          Total liabilities...........................     230,252      517,935      288,584          (691,772)      344,999


Common stock..........................................         962           --           --                --           962
Paid in capital.......................................     498,692      434,976      205,747          (640,723)      498,692
Retained earnings.....................................     264,580      301,531      168,978          (470,509)      264,580
Cumulative translation adjustment.....................     (16,921)          --      (16,921)           16,921       (16,921)
Treasury stock........................................     (15,330)          --           --                --       (15,330)
                                                        ----------   ----------    ---------     -------------    ----------
          Total common stockholders' equity...........     731,983      736,507      357,804        (1,094,311)      731,983
                                                        ----------   ----------    ---------     -------------    ----------
          Total liabilities and equity................  $  962,235   $1,254,442    $ 646,388     $  (1,786,083)   $1,076,982
                                                        ==========   ==========    =========     =============    ==========

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                            Year Ended December 31, 1999
                                                                            ----------------------------
                                                           Varco                        Non-
                                                      International,    Guarantor     Guarantor
                                                           Inc.       Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                           ----       ------------  ------------   ------------   ------------
                                                                                   (In thousands)
CONDENSED CONSOLIDATING
  BALANCE SHEET
Current assets:
     Cash and cash equivalents........................   $       --    $   74,444  $     8,673    $         --    $   83,117
     Accounts receivable, net.........................      222,289       303,896      423,942        (701,640)      248,487
     Inventory, net...................................           --       105,671       39,530              --       145,201
     Other current assets.............................        1,595        11,556       13,383              --        26,534
                                                         ----------    ----------  -----------    ------------    ----------
          Total current assets........................      223,884       495,567      485,528        (701,640)      503,339


Investment in subsidiaries............................      711,596       313,235           --      (1,024,831)           --
Property and equipment, net...........................           --       234,503      104,761              --       339,264
Identifiable intangibles, net.........................           --        28,744           --              --        28,744
Goodwill, net.........................................           --       128,550      113,793              --       242,343
Other assets, net.....................................           --        15,613        2,010              --        17,623
                                                         ----------    ----------  -----------    ------------    ----------
          Total assets................................   $  935,480    $1,216,212  $   706,092    $ (1,726,471)   $1,131,313
                                                         ==========    ==========  ===========    ============    ==========

Current liabilities:
     Accounts payable.................................   $   22,208    $  417,289  $   323,604    $   (701,640)   $   61,461
     Accrued liabilities..............................        5,167        50,870       38,689              --        94,726
     Income taxes.....................................           --          (502)       3,593              --         3,091
     Current portion of long-term debt................       26,000         6,005        1,881              --        33,886
                                                         ----------    ----------  -----------    ------------    ----------
          Total current liabilities...................       53,375       473,662      367,767        (701,640)      193,164


Long-term debt........................................      187,860        10,911          678              --       199,449
Other liabilities.....................................           --        20,043       24,412              --        44,455
                                                         ----------    ----------  -----------    ------------    ----------
          Total liabilities...........................      241,235       504,616      392,857        (701,640)      437,068


Common stock..........................................          926            --           --              --           926
Paid in capital.......................................      475,734       450,238      199,004        (649,242)      475,734
Retained earnings (deficit)...........................      243,525       261,358      124,841        (386,199)      243,525
Cumulative translation adjustment.....................      (10,610)           --      (10,610)         10,610       (10,610)
Treasury stock........................................      (15,330)           --           --              --       (15,330)
                                                         ----------    ----------  -----------    ------------    ----------
          Total common stockholders' equity...........      694,245       711,596      313,235      (1,024,831)      694,245
                                                         ----------    ----------  -----------    ------------    ----------
          Total liabilities and equity................   $  935,480    $1,216.212  $   706,092    $ (1,726,471)   $1,131,313
                                                         ==========    ==========  ===========    ============    ==========

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                            Year Ended December 31, 2000
                                                                            ----------------------------
                                                           Varco                        Non-
                                                      International,   Guarantor      Guarantor
                                                           Inc.       Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                           ---        ------------  ------------   ------------  ------------
                                                                                   (In thousands)
CONDENSED CONSOLIDATING
STATEMENT OF INCOME
Revenue.............................................       $     --      $599,683       $377,444     $(110,512)    $  866,615
Operating costs.....................................             --       589,802        316,712      (100,810)       805,704
                                                           --------      --------       --------     ---------     ----------
Operating profit....................................             --         9,881         60,732        (9,702)        60,911
Other expenses (income).............................          5,785         4,017           (318)       (9,702)          (218)
Interest expense....................................         13,333         1,437            512            --         15,282
                                                           --------      --------       --------     ---------     ----------
Income (loss) before income taxes...................        (19,118)        4,427         60,538            --         45,847
Provision for income taxes..........................             --         8,391         16,401            --         24,792
Equity in net income of subsidiaries................         40,173        44,137                      (84,310)            --
                                                           --------      --------       --------     ---------     ----------
Net income..........................................       $ 21,055      $ 40,173       $ 44,137     $ (84,310)    $   21,055
                                                           ========      ========       ========     =========     ==========

                                                                            Year Ended December 31, 1999
                                                                            ----------------------------
                                                           Varco                        Non-
                                                      International,   Guarantor      Guarantor
                                                           Inc.       Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                           ---        ------------  ------------   ------------  ------------
                                                                                   (In thousands)
CONDENSED CONSOLIDATING
STATEMENT OF INCOME
Revenue.............................................       $     --      $687,049       $386,462     $ (97,663)    $  975,848
Operating costs.....................................             --       666,861        339,302       (97,663)       908,500
                                                           --------      --------       --------     ---------     ----------
Operating profit....................................             --        20,188         47,160            --         67,348
Other expenses (income).............................            568        (1,150)        (1,058)           --         (1,640)
Interest expense....................................         16,691         1,605            630            --         18,926
                                                           --------      --------       --------     ---------     ----------
Income (loss) before income taxes...................        (17,259)       19,733         47,588            --         50,062
Provision for income taxes..........................             --        11,292          8,961            --         20,253
Equity in net income of subsidiaries................         47,068        38,627             --       (85,695)            --
                                                           --------      --------       --------     ---------     ----------
Net income..........................................       $ 29,809      $ 47,068       $ 38,627     $ (85,695)    $   29,809
                                                           ========      ========       ========     =========     ==========


                                                                            Year Ended December 31, 1998
                                                                            ----------------------------
                                                           Varco                        Non-
                                                      International,   Guarantor      Guarantor
                                                           Inc.      Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                           ---        ------------  ------------   ------------  ------------
                                                                                   (In thousands)
CONDENSED CONSOLIDATING
STATEMENT OF INCOME
Revenue.............................................       $     --      $752,743       $703,505     $(148,567)    $1,307,681
Operating costs.....................................            181       666,868        606,720      (145,150)     1,128,619
                                                           --------      --------       --------     ---------     ----------
Operating profit (loss).............................           (181)       85,875         96,785        (3,417)       179,062
Other expenses......................................             --         1,230          3,036        (3,417)           849
Interest expense....................................         14,188         4,926            831            --         19,945
                                                           --------      --------       --------     ---------     ----------
Income (loss) before income taxes...................        (14,369)       79,719         92,918            --        158,268
Provision for income taxes..........................             --        37,139         18,846            --         55,985
Equity in net income of subsidiaries................        116,652        74,072             --      (190,724)            --
                                                           --------      --------       --------     ---------     ----------
Net income..........................................       $102,283      $116,652       $ 74,072     $(190,724)    $  102,283
                                                           ========      ========       ========     =========     ==========

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                               Year Ended December 31, 2000
                                                                               ----------------------------
                                                                 Varco                      Non-
                                                            International,   Guarantor    Guarantor
                                                                 Inc.      Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                 ---       ------------  ------------  ------------  ------------
                                                                                           (In thousands)
CONDENSED CONSOLIDATING
  STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating activities:.......    $ 55,689      $ (26,395)    $ 37,231      $ 15,262      $ 81,787
Net cash provided by (used for) investing activities:
Capital expenditures........................................          --        (21,420)     (24,043)           --       (45,463)
Business acquisitions, net of cash acquired.................          --        (15,423)      (6,262)           --       (21,685)
Investments in subsidiaries.................................      15,262             --           --       (15,262)           --
Other   ....................................................          --             --        2,276            --         2,276
                                                                --------      ---------     --------      --------      --------
Net cash provided by (used for) investing activities........      15,262        (36,843)     (28,029)      (15,262)      (64,872)


Net cash used for financing activities:
Net payments under financing agreements.....................     (81,000)       (13,935)      (1,832)           --       (96,767)
Net proceeds from sale of common stock......................      10,049             --           --            --        10,049
                                                                --------      ---------     --------      --------      --------
Net cash used for financing activities......................     (70,951)       (13,935)      (1,832)           --       (86,718)


Effect of exchange rate changes on cash.....................          --             --       (1,138)           --        (1,138)
Net increase (decrease) in cash and cash equivalents........          --        (77,173)       6,232            --       (70,941)
Cash and cash equivalents:
     Beginning of period....................................          --         74,444        8,673            --        83,117
                                                                --------      ---------     --------      --------      --------
     End of period..........................................    $     --      $  (2,729)    $ 14,905      $     --      $ 12,176
                                                                ========      =========     ========      ========      ========

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                                Year Ended December 31, 1999
                                                                                ----------------------------
                                                                 Varco                     Non-
                                                             International,  Guarantor   Guarantor
                                                                 Inc.       Subsidiaries Subsidiaries Eliminations Consolidated
                                                                 ---        ------------ ------------ ------------ ------------
                                                                                           (In thousands)
CONDENSED CONSOLIDATING
  STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating activities:........    $ (5,229)    $ 95,125    $ 10,145     $ 19,023      $119,064
Net cash provided by (used for) investing activities:
Capital expenditures........................................          --      (19,704)    (11,025)          --       (30,729)
Business acquisitions, net of cash acquired.................          --      (11,373)     (1,747)          --       (13,120)
Investments in subsidiaries.................................      19,023           --          --      (19,023)           --
Other   ....................................................          --          211          --           --           211
                                                                --------     --------    --------     --------      --------
Net cash provided by (used for) investing activities........      19,023      (30,866)    (12,772)     (19,023)      (43,638)


Net cash used for financing activities:
Net payments under financing agreements.....................     (19,419)     (14,429)     (1,668)          --       (35,516)
Net proceeds from sale of common stock......................       5,625           --          --           --         5,625
                                                                --------     --------    --------     --------      --------
Net cash used for financing activities......................     (13,794)     (14,429)     (1,668)          --       (29,891)


Effect of exchange rate changes on cash.....................          --           --        (291)          --          (291)
Net increase (decrease) in cash and cash equivalents........          --       49,830      (4,586)          --        45,244
Cash and cash equivalents:
     Beginning of period....................................          --       24,614      13,259           --        37,873
                                                                --------     --------    --------     --------      --------
     End of period..........................................    $     --     $ 74,444    $  8,673     $     --      $ 83,117
                                                                ========     ========    ========     ========      ========

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                              Year Ended December 31, 1998
                                                                              ----------------------------
                                                               Varco                         Non-
                                                          International,   Guarantor      Guarantor
                                                               Inc.      Subsidiaries    Subsidiaries   Eliminations Consolidated
                                                               ----      -------------   -------------  ------------ ------------
                                                                                         (In thousands)
CONDENSED CONSOLIDATING
   STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating
   activities............................................    $ (229,793)    $ 272,736      $ 43,606       $ 7,400     $  93,949
Net cash provided by (used for) investing
   activities:
Capital expenditures.....................................            --       (58,767)      (19,589)           --       (78,356)
Business acquisitions, net of cash acquired..............            --        (9,972)      (25,814)           --       (35,786)
Investments in subsidiaries..............................         7,400            --            --        (7,400)           --
Other....................................................            --            --         1,233            --         1,233
                                                             ----------     ---------      --------       -------     ---------
Net cash provided by (used for) investing
   activities............................................         7,400       (68,739)      (44,170)       (7,400)     (112,909)


Net cash provided by (used for) financing activities:
Net payments under financing agreements..................       232,394      (214,197)       (3,525)           --        14,672
Net proceeds from sale of common stock...................         5,329            --            --            --         5,329
Purchase of treasury stock...............................       (15,330)           --            --            --       (15,330)
                                                             ----------     ---------      --------       -------     ---------
Net cash provided by (used for ) financing
   activities............................................       222,393      (214,197)       (3,525)           --         4,671

Effect of exchange rate changes on cash..................            --            --          (258)           --          (258)
Net decrease in cash and cash equivalents................            --       (10,200)       (4,347)           --       (14,547)
Cash and cash equivalents:
     Beginning of period.................................            --        34,814        17,606            --         52,420
                                                             ----------     ---------      --------       -------     ----------
     End of period.......................................    $       --     $  24,614      $ 13,259       $    --     $  37,873
                                                             ==========     =========      ========       =======     =========

                           VARCO INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Quarterly Financial Information (Unaudited)

    Summarized quarterly financial information for 2000, 1999, and 1998 is as follows:

                                                                                          Basic       Dilutive
                                                                                        Earnings      Earnings
                                                                                         (Loss)        (Loss)
                                                             Operating       Net           Per          Per
                                                              Profit        Income       Common        Common
                                                 Revenue      (Loss)        (Loss)        Share        Share
                                                 -------      ------        ------        -----        -----
                                                             (In thousands, except for share data)
     2000
     First Quarter.........................      $203,775      $18,602      $  8,768       $ 0.10        $ 0.09
     Second Quarter........................       205,821       (7,233)      (12,593)       (0.14)        (0.14)
     Third Quarter.........................       211,393       21,141        10,815         0.12          0.11
     Fourth Quarter........................       245,626       28,401        14,065         0.15          0.15
                                                 --------      -------      --------       ------        ------
          Total Year.......................      $866,615      $60,911      $ 21,055       $ 0.23        $ 0.22
                                                 ========      =======      ========       ======        ======

     1999
     First Quarter.........................      $247,095      $22,197      $ 12,039       $ 0.13        $ 0.13
     Second Quarter........................       248,084       19,609         9,689         0.11          0.10
     Third Quarter.........................       235,710       19,071         8,823         0.10          0.09
     Fourth Quarter........................       244,959        6,471          (742)       (0.01)        (0.01
                                                 --------      -------      --------       ------        ------
          Total Year.......................      $975,848      $67,348      $ 29,809       $ 0.33        $ 0.32
                                                 ========      =======      ========       ======        ======

       In connection with the Merger, the Company incurred $26,570,000 of transaction costs in 2000 during the following quarters: $23,596,000 (second quarter), $1,164,000 (third quarter), and $1,810,000 (fourth quarter). During the fourth quarter of 1999, the Company and Newpark Resources Inc. ("Newpark") announced that they had jointly elected to form operational alliances in key market areas rather than proceed with the proposed merger which was agreed to in June 1999. Transaction costs and write-offs of $7,808,000 were incurred in the fourth quarter of 1999 related to costs associated with the proposed Newpark merger and the write-off of the Company's investment in its disposal business which the Company exited as part of its alliance agreement with Newpark.

                                                                      SCHEDULE I

                           VARCO INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          CONSOLIDATED BALANCE SHEETS
                             (Parent Company Only)

                          December 31, 2000 and 1999

                                                                                              December 31,    December 31,
                                                                                                 2000            1999
                                                                                                 ----            ----
                                                                                                     (in thousands)
                                                 ASSETS
                                                 ------
Amounts due from affiliates................................................................      $ 222,267        $222,267
Accounts receivable........................................................................          2,287              22
Other assets...............................................................................          1,174           1,595
Investment in subsidiaries.................................................................        736,507         711,596
                                                                                                 ---------        --------
          Total assets.....................................................................      $ 962,235        $935,480
                                                                                                 =========        ========

                                          LIABILITIES AND EQUITY
                                          ----------------------
Amounts due to affiliates..................................................................      $ 101,330        $ 22,208
Interest payable...........................................................................          3,117           5,167
Notes payable..............................................................................        125,805         213,860
Common stockholders' equity:
     Common stock, $.01 par value 200,000,000 shares authorized, 96,245,849 shares issued and 94,821,149 shares outstanding (92,603,141 shares
        issued and 91,178,441 outstanding at December 31, 1999)............................            962             926

     Paid-in capital.......................................................................        498,692         475,734
     Retained earnings.....................................................................        264,580         243,525
     Cumulative translation adjustment.....................................................        (16,921)        (10,610)
     Less: treasury stock at cost (1,424,700 shares).......................................        (15,330)        (15,330)
                                                                                                 ---------        --------
          Total common stockholders' equity................................................        731,983         694,245
                                                                                                 ---------        --------
          Total liabilities and equity.....................................................      $ 962,235        $935,480
                                                                                                 =========        ========

                 See notes to condensed financial statements.

                                                                      SCHEDULE I

                           VARCO INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENTS OF INCOME
                             (Parent Company Only)

                   Years ended December 31, 2000, 1999, 1998

                                                                                     Years Ended December 31,
                                                                                     -----------------------
                                                                               2000           1999            1998
                                                                               ----           ----            ----
                                                                                          (in thousands)
     Equity in net earnings of subsidiaries.............................      $ 40,173        $ 47,068      $116,652
     Interest expense...................................................       (13,333)        (16,691)      (14,188)
     Other..............................................................        (5,785)           (568)         (181)
                                                                              --------        --------      --------
     Net income.........................................................      $ 21,055        $ 29,809      $102,283
                                                                              ========        ========      ========

                 See notes to condensed financial statements.

                                                                      SCHEDULE I
                           VARCO INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STATEMENTS OF CASH FLOWS
                             (Parent Company Only)

                   Years ended December 31, 2000, 1999, 1998

                                                                                                Years Ended December 31,
                                                                                                ------------------------
                                                                                             2000          1999         1998
                                                                                             ----          ----         ----
                                                                                                     (in thousands)
Cash flows from operating activities:
     Net income....................................................................         $21,055      $29,809       $102,283
     Adjustments to reconcile net income to net cash provided by
        (used for ) operating activities:
          Equity in net earnings of subsidiaries...................................         (40,173)     (47,068)      (116,652)
          Changes in current assets and liabilities:
               Accounts receivable.................................................          (2,265)         (22)           522
               Income tax receivable...............................................              --        3,154         (3,154)
               Accrued liabilities.................................................              --           --           (355)
               Interest payable....................................................          (2,050)      (1,075)         6,242
               Amounts due from (to) affiliates....................................          79,122        9,973       (218,679)
                                                                                            -------      -------       --------
     Net cash provided by (used for) operating activities..........................          55,689       (5,229)      (229,793)
                                                                                            -------      -------       --------
Cash flows provided by investing activities:
     Investment in subsidiaries....................................................          15,262       19,023          7,400
                                                                                            -------      -------       --------
Cash flows provided by (used for) financing activities:
     Borrowings (payments) under financing agreements, net.........................         (88,055)     (18,655)       233,225
     Other   ......................................................................           7,055         (764)          (831)
     Proceeds from sale of common stock............................................          10,049        5,625          5,329
     Purchase of Treasury Stock....................................................              --           --        (15,330)
                                                                                            -------      -------       --------
     Net cash provided by (used for) financing activities..........................         (70,951)     (13,794)       222,393
                                                                                            -------      -------       --------
Net change in cash and cash equivalents............................................              --           --             --
Cash and cash equivalents:.........................................................              --           --             --
     Beginning of the year.........................................................              --           --             --
                                                                                            -------      -------       --------
     End of year...................................................................         $    --      $    --       $     --
                                                                                            =======      =======       ========


                        See notes to condensed financial statements.

                                                                    SCHEDULE I
                           VARCO INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                         December 31, 2000, 1999, 1998

       No cash dividends were paid to Varco International, Inc.

       For information concerning restrictions pertaining to the common stock and commitments and contingencies, see Notes 10 and 11 of notes to consolidated financial statements of Varco International, Inc.

                                                                    SCHEDULE II

                           VARCO INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years ended December 31, 2000, 1999, 1998


                                                                                             Additions
                                                                                            (Deductions)  Charge
                                                                               Balance      Charged to    offs       Balance
                                                                              Beginning     Costs and      and        End of
                                                                               of Year       Expenses     Other        Year
                                                                               -------       --------     ------       ----
                                                                                             (in thousands)
Allowance for doubtful accounts:
     2000...............................................................       $ 8,373        $ 4,895   $ (3,069)    $ 10,199
     1999...............................................................       $ 8,293        $ 2,148   $ (2,068)    $  8,373
     1998...............................................................       $ 5,681        $ 2,476   $    136     $  8,293
Allowance for inventory reserves:
     2000...............................................................       $26,933        $ 5,772   $ (9,372)    $ 23,333
     1999...............................................................       $37,148        $ 6,868   $(17,083)    $ 26,933
     1998...............................................................       $37,279        $ 4,096   $ (4,227)    $ 37,148
Allowance for deferred tax assets:
     2000...............................................................       $ 1,238        $  (271)  $     --     $    967
     1999...............................................................       $ 2,208        $    --   $   (970)    $  1,238
     1998...............................................................       $ 4,857        $(2,649)  $     --     $  2,208