Form 10-Q
period 2001-03-31
VARCO INTERNATIONAL INC /DE/
filed 2001-05-01
CIK 860097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

(Mark One)
         [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 2001
                                       ----------------

                                      OR
        [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________________  to
        Commission file number             0-18312
                               -------------------

                           VARCO INTERNATIONAL, INC.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                             76-0252850
--------------------------------------                       -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

    2835 Holmes Road, Houston, Texas                                77051
--------------------------------------                       -------------------
(Address of principal executive offices)                          (Zip Code)

                                (713) 799-5100
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
          ----------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X        NO_____________
                           ----------

     The Registrant had 95,656,180 shares of common stock outstanding as of April 26, 2001.

                           VARCO INTERNATIONAL, INC.

                                     INDEX

                                                                                Page No.
                                                                                --------
                         Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements:
          Consolidated Balance Sheets -
               March 31, 2001 (unaudited) and December 31, 2000                      1

          Unaudited Consolidated Statements of Income
               For the Three Months Ended March 31, 2001 and 2000                    2

          Unaudited Consolidated Statements of Cash Flows -
               For the Three Months Ended March 31, 2001 and 2000                    3

          Notes to Unaudited Consolidated Financial Statements                     4-9

Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition                             10-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                14

                          Part II - OTHER INFORMATION

Signature Page                                                                      15

Exhibit Index                                                                    16-19

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           VARCO INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,                  December 31,
                                                                                   2001                        2000
                                                                               ------------                -------------
                                                                                (Unaudited)
                                 ASSETS
                                 ------
Current assets:                                                                               (in thousands)
   Cash and cash equivalents............................................         $   19,570                   $   12,176
   Accounts receivable, net.............................................            280,910                      269,393
   Inventory, net.......................................................            176,390                      152,350
   Other current assets.................................................             25,914                       21,787
                                                                                 ----------                   ----------
       Total current assets.............................................            502,784                      455,706
                                                                                 ----------                   ----------
Property and equipment, net.............................................            370,763                      343,673
Identified intangibles, net.............................................             26,436                       26,062
Goodwill, net...........................................................            288,110                      238,641
Other assets, net.......................................................             10,569                       12,900
                                                                                 ----------                   ----------
       Total assets.....................................................         $1,198,662                   $1,076,982
                                                                                 ==========                   ==========

                         LIABILITIES AND EQUITY
                         ----------------------
Current liabilities:....................................................
   Accounts payable.....................................................         $   86,001                   $   66,182
   Accrued liabilities..................................................             85,158                       91,423
   Income taxes payable.................................................             14,117                        4,376
   Current portion of long-term debt....................................             99,005                       30,347
                                                                                 ----------                   ----------
       Total current liabilities........................................            284,281                      192,328

Long-term debt..........................................................            106,362                      106,160
Other liabilities.......................................................             47,781                       46,511
                                                                                 ----------                   ----------
       Total liabilities................................................            438,424                      344,999
                                                                                 ----------                   ----------
Common stockholders' equity:
   Common stock, $.01 par value, 200,000,000 shares authorized,
   97,028,817 shares issued and 95,604,117  shares outstanding at March 31, 2001 (96,245,849 shares issued and 94,821,149
       shares outstanding at December 31, 2000).........................                970                          962
   Paid in capital......................................................            509,171                      498,692
   Retained earnings....................................................            283,707                      264,580
   Accumulated other comprehensive loss.................................            (18,280)                     (16,921)
   Less: treasury stock at cost (1,424,700 shares)......................            (15,330)                     (15,330)
                                                                                 ----------                   ----------
       Total common stockholders' equity................................            760,238                      731,983
                                                                                 ----------                   ----------
       Total liabilities and equity.....................................         $1,198,662                   $1,076,982
                                                                                 ==========                   ==========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                2001                          2000
                                                                          -----------------          --------------------
                                                                          (in thousands, except share and per share data)

Revenue.............................................................            $   274,213                   $   203,775

Costs and expenses:

     Cost of services and products sold.............................                193,230                       144,933

     Goodwill amortization..........................................                  2,460                         2,133

     Selling, general and administrative............................                 31,987                        30,399

     Research and engineering costs.................................                  9,892                         7,708
                                                                               ------------                   -----------
                                                                                    237,569                       185,173
                                                                               ------------                   -----------

Operating profit....................................................                 36,644                        18,602

Other expense (income):

     Interest expense...............................................                  3,789                         4,816

     Interest income................................................                    (28)                       (1,285)

     Other, net.....................................................                  1,004                           475

                                                                               ------------                   -----------
Income before income taxes..........................................                 31,879                        14,596

Provision for income taxes..........................................                 12,752                         5,828
                                                                               ------------                   -----------
Net income..........................................................           $     19,127                   $     8,768
                                                                               ============                   ===========

Earnings per common share:
     Basic earnings per common share................................           $       0.20                   $      0.10
                                                                               ============                   ===========
     Dilutive earnings per common share.............................           $       0.20                   $      0.09
                                                                               ============                   ===========

Weighted average number of common shares outstanding:
     Basic..........................................................             95,338,404                    91,260,067
                                                                               ============                   ===========
     Dilutive.......................................................             96,613,309                    94,352,000
                                                                               ============                   ===========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                2001                 2000
                                                                                           ---------------       -------------

                                                                                                     (in thousands)
Cash flows from operating activities:
     Net income........................................................................    $        19,127       $       8,768
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization..................................................             15,407              14,820
        Other non-cash charges, net....................................................              3,603               1,041
        Changes in assets and liabilities, net of effects from acquisitions:
             Accounts receivable.......................................................             (1,859)             14,398
             Inventory.................................................................            (17,175)              4,817
             Other current assets......................................................             (3,700)               (784)
             Accounts payable and accrued liabilities..................................              5,163              (9,476)
             Income taxes payable......................................................             10,274               4,388
                                                                                           ---------------       -------------
        Net cash provided by operating activities......................................             30,840              37,972
                                                                                           ---------------       -------------
Cash flows provided by (used for) investing activities:
     Capital expenditures..............................................................            (13,208)             (8,726)
     Business acquisitions, net of cash acquired.......................................            (81,595)                 --
     Other.............................................................................             (1,637)              1,597
                                                                                           ---------------       -------------
        Net cash used for investing activities.........................................            (96,440)             (7,129)
                                                                                           ---------------       -------------
Cash flows provided by (used for) financing activities:
     Borrowings under financing agreements.............................................             89,072               9,532
     Principal payments under financing agreements.....................................            (23,337)            (11,386)
     Proceeds from sale of common stock, net...........................................              7,259               2,141
                                                                                           ---------------       -------------
        Net cash provided by financing activities......................................             72,994                 287
                                                                                           ---------------       -------------
Net increase in cash and cash equivalents..............................................              7,394              31,130

Cash and cash equivalents:
     Beginning of period...............................................................             12,176              83,117
                                                                                           ---------------       -------------
     End of period.....................................................................    $        19,570       $     114,247
                                                                                           ===============       =============
Supplemental disclosure of cash flow information:
     Cash paid during the three month period for:

     Interest..........................................................................    $         4,514       $       7,400
                                                                                           ===============       =============
     Taxes.............................................................................    $      $  6,292       $       2,199
                                                                                           ===============       =============

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
             Notes to Unaudited Consolidated Financial Statements
              For the Three Months Ended March 31, 2001 and 2000
                          and as of December 31, 2000

1.   Business Combination - Merger

On May 30, 2000, Tuboscope Inc. (the Company) completed a merger with Varco International, Inc. (Varco) by exchanging 46.8 million shares of its common stock for all of the common stock of Varco (the "Merger"). Each share of Varco's stock was exchanged for .7125 of one share of the Company's common stock. In addition, outstanding Varco stock options were converted at the same exchange ratio into options to acquire approximately 2.2 million shares of the Company's common stock. In connection with the merger, the Company changed its name to Varco International, Inc., and its New York Stock Exchange (NYSE) symbol from "TBI" to "VRC".

The merger has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial condition and cash flows of Varco.

2. Organization and Basis of Presentation of Interim Consolidated Financial Statements

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

The financial statements included in this report should be read in conjunction with the Company's 2000 audited consolidated financial statements and accompanying notes included in the Company's 2000 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.

3.   Acquisitions

In January 2001, the Company acquired Quality Tubing Inc., a manufacturer of coiled tubing which is used in conjunction with specialized equipment manufactured by the Company to remediate and drill oil and gas wells, for an aggregate purchase price of approximately $55,000,000.

The Company also completed two additional acquisitions and one asset purchase in the three months ended March 31, 2001. The combined purchase price for these acquisitions was approximately $27,900,000, including notes issued of $1,300,000.

In March 2001, the Company entered into a non-binding letter of intent with ICO Inc. to acquire ICO's oilfield services business for $165,000,000 in cash. The proposed acquisition is subject to negotiation, regulatory and Board of Directors' approval and other customary conditions and is expected to be accounted for as a purchase.

4.   Inventory

At March 31, 2001 and December 31, 2000, inventories consisted of the following (in thousands):

                                                                            March 31,              December 31,
                                                                              2001                    2000
                                                                          -------------          ---------------
     Raw materials...............................................              $ 73,528                 $ 66,138
     Work in process.............................................                46,102                   35,445
     Finished goods..............................................                70,185                   63,665
     Excess of current cost over LIFO value......................               (13,425)                 (12,898)
                                                                          -------------          ---------------
     Inventory, net..............................................              $176,390                 $152,350
                                                                          =============          ===============

5.   Comprehensive Income

     Comprehensive income for the three months ended March 31, 2001 and 2000 was as follows (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                           2001                2000
                                                         -------              -------
     Comprehensive income:
       Net income..................................      $19,127              $ 8,768
       Cumulative translation adjustment...........       (1,359)                (731)
                                                         -------              -------
       Total comprehensive income..................      $17,768              $ 8,037
                                                         =======              =======

6.   Business Segments

     The Company is organized based on the products and services it offers. In conjunction with the Merger, the Company reorganized into four principal business segments: Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

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

     Tubular Services: This segment provides internal coating products and services; inspection and quality assurance services for tubular goods; and fiberglass tubulars. Additionally, Tubular Services includes the sale and leasing of proprietary equipment used to inspect tubular products at steel mills. Tubular Services also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores, major pipeline operators, and steel mills.

     Drilling Services: This segment consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drill cuttings (solids) from fluids used in the oil and gas drilling processes, and the sale of computer based drilling information and control systems, as well as conventional drilling rig instrumentation. The Drilling Services business serves the oilfield drilling markets of North America, Latin America, Europe, Africa, the Middle East, and the Far East. Customers include major oil and gas companies, independent producers, national oil companies and drilling contractors.

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

     Summarized information for the Company's reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses and certain goodwill and identified intangible amortization not allocated to product lines.

                                                               Three Months Ended
                                                                   March 31,
                                                            2001               2000
                                                         -----------        -----------
                                                                 (in thousands)
  Revenue:
  Drilling Equipment Sales                              $    67,538         $    72,166
  Tubular Services                                           88,968              54,976
  Drilling Services                                          76,638              59,998
  Coiled Tubing & Wireline Products                          41,069              16,635
                                                        -----------         -----------
  Total                                                 $   274,213         $   203,775
                                                        ===========         ===========
  Operating Profit:
  Drilling Equipment Sales                              $     3,304         $     8,498
  Tubular Services                                           18,353               7,216
  Drilling Services                                          17,742               9,895
  Coiled Tubing & Wireline Products                           9,053               1,886
  Other                                                     (11,808)             (8,893)
                                                        -----------         -----------
  Total                                                 $    36,644         $    18,602
                                                        ===========         ===========

7.   Subsequent Event

     On May 1, 2001, the Company issued $200.0 million of 7 1/4% Senior Notes due 2011 ("2011 Notes"). The 2011 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Senior Credit Agreement and the Company's 7 1/2% Senior Notes due 2008 and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. A portion of the net proceeds from the issuance of the 2011 Notes will be used by the Company to repay the revolving indebtedness outstanding under the Senior Credit Agreement, which totaled $75.5 million at March 31, 2001. The remaining net proceeds will be used for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

8. $100.0 Million Senior Notes and Unaudited Condensed Consolidating Financial Information

     On February 25, 1998, the Company issued $100 million of 7 1/2% Senior Notes due 2008 ("2008 Notes"). The 2008 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Senior Credit Agreement and the 2011 Notes, and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. The following condensed consolidating balance sheet as of March 31, 2001 and related condensed consolidating statements of income and cash flows for the three months ended March 31, 2001 should be read in conjunction with the notes to these unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
         Notes to Unaudited Consolidated Financial Statements (cont'd)

8.    Unaudited Condensed Consolidating Financial Information (cont'd)
      Balance Sheet

                                                                                March 31, 2001
                                                                                (in thousands)
                                                   Varco                             Non-
                                              International,       Guarantor      Guarantor          ------------
                                                   Inc.          Subsidiaries    Subsidiaries        Eliminations      Consolidated
                                              --------------     ------------    ------------        ------------      ------------
               ASSETS
               ------
Current assets:
     Cash and cash equivalents...........        $       --      $    6,456      $   13,114          $        --         $   19,570
     Accounts receivable, net............           222,313         477,028         819,846           (1,238,277)           280,910
     Inventory, net......................                --         124,956          51,434                   --            176,390
     Other current assets................             1,072          14,154          10,688                   --             25,914
                                                 ----------     -----------      ----------          -----------         ----------
         Total current assets............           223,385         622,594         895,082           (1,238,277)           502,784

Investment in subsidiaries...............           813,883         395,488              --           (1,209,371)                --
Property and equipment, net..............                --         238,556         132,207                   --            370,763
Identified intangibles, net..............                --          26,436              --                   --             26,436
Goodwill, net............................                --         165,564         122,546                   --            288,110
Other assets, net........................                --           8,544           2,025                   --             10,569
                                                 ----------      ----------      ----------          -----------         ----------
         Total assets....................        $1,037,268      $1,457,182      $1,151,860          $(2,447,648)        $1,198,662
                                                 ==========      ==========      ==========          ===========         ==========

       LIABILITIES AND EQUITY
       ----------------------

Current liabilities:
     Accounts payable....................        $   80,937      $  543,522      $  699,819          $(1,238,277)        $   86,001
     Accrued liabilities.................             1,902          57,255          26,001                   --             85,158
     Income taxes payable................                --           2,229          11,888                   --             14,117
     Current portion of long-term
        debt.............................            95,182           3,304             519                   --             99,005
                                                 ----------      ----------     -----------          -----------         ----------
         Total current liabilities.......           178,021         606,310         738,227           (1,238,277)           284,281

Long-term debt...........................            99,009           6,485             868                   --            106,362
Other liabilities........................                --          29,145          18,636                   --             47,781
                                                 ----------      ----------     -----------          -----------         ----------
         Total liabilities...............           277,030         641,940         757,731           (1,238,277)           438,424

Common stockholders' equity:
     Common stock........................               970              --              --                   --                970
     Paid in capital.....................           509,171         491,335         228,346             (719,681)           509,171
     Retained earnings...................           283,707         323,907         184,063             (507,970)           283,707
     Accumulated other comprehensive
       loss..............................           (18,280)             --         (18,280)              18,280            (18,280)
     Treasury Stock......................           (15,330)             --              --                   --            (15,330)
                                                 ----------      ----------     -----------          -----------         ----------
         Total common stockholders'
          equity.........................           760,238         815,242         394,129           (1,209,371)           760,238
                                                 ----------      ----------      ----------          -----------         ----------
         Total liabilities and equity....        $1,037,268      $1,457,182      $1,151,860          $(2,447,648)        $1,198,662
                                                 ==========      ==========      ==========          ===========         ==========

                           VARCO INTERNATIONAL, INC.
         Notes to Unaudited Consolidated Financial Statements (cont'd)

8. Unaudited Condensed Consolidating Financial Information (cont'd) Statement of Income

                                                                               Three Months Ended
                                                                                 March 31, 2001
                                                                                 (in thousands)
                                                  Varco                               Non-
                                              International,      Guarantor         Guarantor
                                                   Inc.         Subsidiaries      Subsidiaries       Eliminations    Consolidated
                                              --------------    ------------      ------------       ------------    ------------
Revenue..................................           $    --         $185,328          $100,877          $(11,992)        $274,213
Operating costs..........................                --          170,515            73,681            (6,627)         237,569
                                                    -------         --------          --------          --------         --------
Operating profit.........................                --           14,813            27,196            (5,365)          36,644
Other expense (income)...................              (186)           1,900             4,627            (5,365)             976
Interest expense.........................             3,435              250               104                --            3,789
                                                    -------         --------          --------          --------         --------
Income (loss) before taxes...............            (3,249)          12,663            22,465                --           31,879
Provision for taxes......................                --            5,372             7,380                --           12,752
Equity in net income of subsidiaries.....            22,376           15,085                --           (37,461)              --
                                                    -------         --------          --------          --------         --------
Net income (loss)........................           $19,127         $ 22,376          $ 15,085          $(37,461)        $ 19,127
                                                    =======         ========          ========          ========         ========

                           VARCO INTERNATIONAL, INC.
         Notes to Unaudited Consolidated Financial Statements (cont'd)

8. Unaudited Condensed Consolidating Financial Information (cont'd) Statement of Cash Flows

                                                                                  Three Months Ended
                                                                                    March 31, 2001
                                                                                    (in thousands)
                                                       Varco                              Non-
                                                  International,       Guarantor        Guarantor
                                                       Inc.          Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                  --------------     ------------    -------------     ------------    ------------
Net cash provided by (used for) operating
 activities.....................................        $(75,645)        $ 80,918         $ 25,567         $     --        $ 30,840
Net cash used for investing activities:
   Capital expenditures.........................              --           (9,993)          (3,215)              --         (13,208)
   Business acquisitions, net of cash acquired..              --          (59,204)         (22,391)              --         (81,595)
   Other........................................              --               --           (1,637)              --          (1,637)
                                                        --------         --------        ---------         --------        --------
   Net cash used for investing activities.......              --          (69,197)         (27,243)              --         (96,440)

Cash flows provided by (used for) financing
 activities:
   Net payments under financing agreements......          68,386           (2,536)            (115)              --          65,735
   Net proceeds from sale of common stock.......           7,259               --               --               --           7,259
                                                        --------         --------         --------         --------        --------
   Net cash provided by (used for) financing
   activities...................................          75,645           (2,536)            (115)              --          72,994
                                                        --------         --------         --------         --------        --------
Net increase (decrease) in cash and cash
   equivalents..................................              --            9,185           (1,791)              --           7,394

Cash and cash equivalents:

   Beginning of period..........................              --           (2,729)          14,905               --          12,176
                                                        --------         --------         --------         --------        --------
   End of period................................        $     --         $  6,456         $ 13,114         $     --        $ 19,570
                                                        ========         ========         ========         ========        ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General Operating Environment Overview:

The Company's financial results for the first quarter of 2001 improved over 2000 results due to increased demand for products and services directly related to stronger rig activity in North America and International markets. U.S., Canada, and International rig activity increased 48%, 7%, and 26%, respectively, in the first quarter of 2001 compared to the same period of 2000. The improvement in rig activity was the result of the sustained high oil and gas prices, which averaged $28.81 (West Texas Intermediate Crude prices per barrel) and $6.31 (natural gas price per mmbtu) during the first quarter of 2001. Natural gas prices were up 141% over the same period of 2000. The recent recovery in oil and gas prices is primarily the result of an increase in worldwide energy consumption and an agreement between certain major worldwide producers to limit production. There can be no assurances that these producers will comply with the self-imposed limitations on production, or that the high oil and gas prices will continue or stabilize.

The following graph details U.S., Canada, and International rig activity, West Texas Intermediate Oil and natural gas prices for the past two years on a quarterly basis:

                             1Q99       2Q99       3Q99       4Q99       1Q00       2Q00        3Q00       4Q00       1Q01
                             ----       ----       ----       ----       ----       ----        ----       ----       ----
                  US           552        523        643        775        770        842         980       1073       1140
              Canada           290        104        254        337        480        245         314        375        515
       International           620        597        565        571        576        629         694        711        724
West TX Intermediate        $12.97     $17.64     $21.68     $24.50     $28.82     $28.82      $31.74     $31.98     $28.81
         Natural Gas        $ 2.05     $ 2.23     $ 2.55     $ 2.49     $ 2.62     $ 3.64      $ 4.49     $ 6.54     $ 6.31

Sources:  Rig count - Baker Hughes Incorporated ("BHI").
          West TX Intermediate Crude Price and Natural Gas Price - U.S. Department of Energy (Energy Information Administration).

Results of Operations

Three Months Ended March 31, 2001 and 2000

Revenue. Revenue was $274.2 million for the first quarter of 2001, an increase of $70.4 million (or 35%) compared to the first quarter of 2000. The increase was due mainly to strong growth in three of the Company's four business segments, as a direct result of the increase in oil and gas drilling activity, and acquisitions in 2000 and 2001. The following table summarizes revenue by operating segment (in $ millions):


                                                               Three Months Ended
                                                                    March 31,
                                                            2001               2000
                                                          --------           --------
                                                                  (in thousands)
 Revenue:
 Drilling Equipment Sales                                 $ 67,538           $ 72,166
 Tubular Services                                           88,968             54,976
 Drilling Services                                          76,638             59,998
 Coiled Tubing & Wireline Products                          41,069             16,635
                                                          --------           --------
 Total                                                    $274,213           $203,775
                                                          ========           ========


Drilling Equipment Sales revenue was $67.5 million, a decrease of $4.6 million (or 6%) compared to the first quarter of 2000. The decrease was due to delays in the delivery of certain orders and parts. New orders for the three months ended March 31, 2001 were $114.1 million, an increase of $25.7 million (29%) over the first quarter of 2000. Backlog at March 31, 2001 was $136.4 million, an increase of 55% compared to December 31, 2000. The increase in new orders and backlog was due to the increase in worldwide drilling activity discussed above.

Tubular Services revenue was $89.0 million for the first quarter of 2001, an increase of $34.0 million (or 62%) compared to the first quarter of 2000. The increase reflected the change in North America rig activity which was up 32% in the first quarter of 2001 compared to the first quarter of 2000, and the acquisition of Smith Fiberglass Products in December 2000. North America inspection and coating revenue was up $9.0 million (40%) in the three months ended March 31, 2001 compared to the same period of 2000. The December 2000 acquisition of Smith Fiberglass Products combined with the increase in worldwide rig activity led to a $17.5 million increase in Fiberglass revenue in the first quarter of 2001 over the first quarter of 2000. The remaining increase in Tubular Services revenue was due to the sale of a $5.6 million coating plant in Russia in the first quarter of 2001, and increased inspection and coating revenue in European and Far Eastern operations.

Drilling Services revenue was $76.6 million for the three months ending March 31, 2001, an increase of $16.6 million (or 28%) compared to the same period of 2000. The increase in revenue was due to greater activity in Western Hemisphere operations as North America solids control rental and service revenue increased $5.9 million (36%) and Latin America revenue increased $5.5 million (41%). Europe Solids Control revenue was up $2.2 million (25%). In addition, revenue increases from the Company's North America instrumentation rental and service business was up $3.5 million (58%).

Coiled Tubing and Wireline Products revenue was $41.1 million for the first quarter of 2001, an increase of $24.4 million (or 147%) over the same period of 2000. The increase was due to greater sales of coiled tubing units and pressure control equipment, and the January 2001 acquisition of Quality Tubing.

Gross Profit. Gross profit was $78.5 million (28.6% of revenue) in the first quarter of 2001, a $21.8 million (38%) increase over the first quarter of 2000 gross profit of $56.7 million (27.8% of revenue). The improvement in the 2001 gross profit dollars was due to the higher revenue discussed above. The improvement in gross profit percentage was due to strong operating leverage in Tubular Services, Drilling Services, and Coiled Tubing and Wireline Products.

Selling, General, and Administrative Costs. Selling, general, and administrative costs were $32.0 million in the first quarter of 2001, an increase of $1.6 million (or 5%) over the first quarter of 2000. The increase was due to the 35% increase in revenue in the first quarter of 2001 compared to the first quarter of 2000.

Research and Engineering Costs. Research and engineering costs were $9.9 million in the first quarter of 2001 compared to $7.7 million in the same period of 2000. The increase was due mainly to greater research and engineering costs in the Drilling Equipment Services segment in response to an increase in orders.

Operating profit. Operating profit was $36.6 million for the first quarter of 2001 compared to $18.6 million in the same period of 2000. The increase in operating profit was due to the factors discussed above.

Interest expense. Interest expense was $3.8 million and $4.8 million for the three months ending March 31, 2001 and 2000. The decrease was due to lower average outstanding debt balances in the first three months of 2001 compared to 2000.

Other Expense (Income). Other expense includes interest income, foreign exchange, and other expense (income). Net other expense was $1.0 million in the first quarter of 2001 compared to other income of $0.8 million in the first quarter of 2000. The gain in 2000 was due to interest income as a result of excess cash on hand in the first quarter of 2000. Excess cash was applied to the Company's outstanding debt upon completion of "the Merger" in the second quarter of 2000.

Provision for Income Taxes. The Company's effective tax rate for the first quarter of 2001 and 2000 was 40.0%. These rates are higher than the domestic rate of 35%, due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net Income. Net income for the first quarter of 2001 and 2000 was $19.1 million and $8.8 million, respectively. The improvement in the first quarter of 2001 was due to the factors discussed above.

Financial Condition and Liquidity

March 31, 2001

For the three months ended March 31, 2001, cash provided by operating activities was $30.8 million compared to $38.0 million for the three months ended March 31, 2000. Cash was provided by operations in 2001 through net income of $19.1 million plus non-cash charges of $19.0 million, an increase in accounts payable and accrued liabilities of $5.2 million, and an increase in current taxes
payable of $10.3 million.    Accounts payable and accrued liabilities increased
due to an increase in operations. Current income taxes payable increased due to greater pre-tax income in the first quarter of 2001 as compared to the fourth quarter of 2000. Accounts receivable increased $1.9 million as revenue for the first quarter of 2001 increased 12% over the fourth quarter of 2000. Inventory increased $17.2 million due to an increase in work-in-process as backlog for the Drilling Equipment Sales segment increased 55%, and to the delay in a large shipment to Russia early in the second quarter of 2001 for the Coiled Tubing segment. Prepaid expenses increased $3.7 million due to an increase in prepaid insurance, taxes, and costs associated with increased operations.

For the three months ended March 31, 2001, the Company used $96.4 million for investing activities compared to $7.1 million for the same period of 2000. The Company used $81.6 million to acquire four separate businesses in the first quarter of 2001; see Note 3 of Notes to Unaudited Consolidated Financial Statements. Capital spending of $13.2 million was related primarily to capital additions for the strong North America market in the Tubular Services and Drilling Services product lines.

For the three months ended March 31, 2001, the Company generated $73.0 million of cash from financing activities compared to $0.3 million in the same period of 2000. Cash generated consisted of net borrowings of $65.7 million and proceeds from the sale of stock of $7.3 million.

At March 31, 2001 the Company had cash and cash equivalents of $19.6 million, and current and long-term debt of $205.4 million. At December 31, 2000 the Company had cash and cash equivalents of $12.2 million, and current and long-term debt of $136.5 million. The increase in current and long-term debt was due primarily to business acquisitions of $81.6 million during the first three months of 2001. The Company's outstanding debt at March 31, 2001 consisted of $99.0 million of 2008 Notes (net of discounts), $75.5 million due under the Company's $100.0 million revolving credit facility, $19.7 million of term loans due under the Company's Senior Credit Agreement, and $11.2 million of other debt.


At March 31, 2001, the Company had outstanding letters of credit of $6.8 million. The available facility on the Company's $100.0 million revolving credit facility and $5 million swingline facility was $19.8 million and $2.9 million, respectively, at March 31, 2001.

The Company believes that its March 31, 2001 cash and cash equivalents, its credit facility, and cash flow from operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

On May 1, 2001, the Company issued $200.0 million of 7 1/4% Senior Notes due 2011 ("2011 Notes"). The 2011 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Senior Credit Agreement and the Company's 7 1/2% Senior Notes due 2008 and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. A portion of the net proceeds from the issuance of the 2011 Notes will be used by the Company to repay the revolving indebtedness outstanding under the Senior Credit Agreement, which totaled $75.5 million at March 31, 2001. The remaining net proceeds will be used for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, risks associated with growth through acquisitions and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the caption "Factors Affecting Future Operating Results."

Item 3.  Quantitative & Qualitative Disclosure About Market Risk

  The Company does not believe it has a material exposure to market risk. The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. As of March 31, 2001, the Company had no interest rate swap agreements outstanding. In late March 2001, the Company entered into a $150.0 million interest rate lock transaction to lock in the interest rate for a portion of the bonds discussed in Note 7 of Notes to the Unaudited Consolidated Financial Statements. The fair market value of this transaction was not material at March 31, 2001. At March 31, 2001, the Company had $205.4 million of outstanding debt. Fixed rate debt included $99.0 million of Senior Notes (net of discounts) at a fixed interest rate of 7 1/2%. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at March 31, 2001. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VARCO INTERNATIONAL, INC.
                                    -------------------------
                                           (Registrant)



Date: May 1, 2001                   /s/ Joseph C. Winkler
-----------------                   ---------------------
                                    Joseph C. Winkler
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer (Duly Authorized
                                    Officer, Principal Financial and
                                    Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                             Description                                             Note No.
-------                                             -----------                                             --------
  No.
  ---
 3.1          Third Amended and Restated Certificate of Incorporation, dated May 30, 2000.                 (Note 1)

 3.2          Third Amended and Restated Bylaws.                                                           (Note 1)

 3.3          Certificate of Designations of Series A Junior Participating Preferred Stock,                (Note 1)
              dated November 30, 2000.

 4.1          Rights Agreement, dated as of November 29, 2000, by and between the Company                  (Note 1)
              and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred
              Stock of Varco International, Inc. as Exhibit A, the form of Right Certificate as Exhibit
              B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

 4.2          Registration Rights Agreement dated May 13, 1988 among the Company, Brentwood                (Note 2)
              Associates, Hub Associates IV, L.P. and the investors listed therein.

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

 10.1.1       Form of Amendment No. 1 to Amended and Restated Secured Credit Agreement dated               (Note 13)
              as of March 29, 1999.

 10.1.2       Form of Reaffirmation of Guarantee relating to Amended and Restated Secured Credit           (Note 13)
              Agreement dated as of March 29, 1999.

 10.2*        Deferred Compensation Plan dated November 14, 1994; Amendment thereto dated                  (Note 12)
              May 11, 1998.

 10.3*        Amended and Restated 1996 Equity Participation Plan                                          (Note 1)

 10.3.1*      Form of Non-qualified Stock Option Agreement for Employees and Consultants;                  (Note 7)
              Form of Non-qualified Stock Option Agreement for Independent Directors.

 10.4*        DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non Statutory Stock Option Agreement.   (Note 8)

 10.5*        Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International    (Note 4)
              Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised
              Non-Qualified Stock Option Agreement.

Exhibit                                             Description                                               Note No.
-------                                             -----------                                               --------
  No.
  ---
 10.6*        Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for               (Note 5)
              Non-Employee Directors; and Form of Stock Option Agreement.

 10.7*        The Varco 1982 Non-Employee Director Stock Option Plan                                         (Note 16)

 10.8*        Varco International, Inc. Supplemental Executive Retirement Plan                               (Note 22)

 10.8.1*      Amendment to Varco International, Inc. Supplemental Executive Retirement Plan                  (Note 24)

 10.8.2*      Second Amendment to Varco International, Inc. Supplemental Executive Retirement Plan           (Note 25)

 10.9         Lease dated March 7, 1985, as amended                                                          (Note 15)

 10.9.1       Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.9 hereof   (Note 17)

 10.9.2       Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.9 hereto   (Note 18)

 10.9.3       Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.9         (Note 18)
              hereto

 10.9.4       Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.9 hereto    (Note 19)

 10.9.5       Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.9         (Note 23)
              hereto

 10.10        Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff,     (Note 20)
              Orange, California

 10.10.1      First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.10 hereto         (Note 23)

 10.11*       The Varco International, Inc. 1990 Stock Option Plan, as amended                               (Note 21)

 10.11.1*     Amendments to the Varco International, Inc. 1990 Stock Option Plan                             (Note 26)

 10.11.2*     Form of amendment to stock option agreements under the Varco International, Inc. 1990 Stock    (Note 26)
              Option Plan

 10.12.*      Varco International, Inc. 1994 Directors' Stock Option Plan                                    (Note 23)

 10.12.1*     Amendment to Varco International, Inc. 1994 Directors' Stock Option Plan                       (Note 25)

 10.13*       The Varco International, Inc. Deferred Compensation Plan                                       (Note 26)

 10.14        Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial     (Note 6)
              Leasing, Inc.

 10.14.1*     Form of Executive Agreement of certain members of senior management                            (Note 14)

 10.15*       Form of First Amendment to Executive Agreements                                                (Note 14)

 10.16*       Executive Agreement of John F. Lauletta                                                        (Note 14)

 10.17*       Executive Agreement of Joseph C. Winkler                                                       (Note 14)

Exhibit                                             Description                                      Note No.
-------                                             -----------                                      --------
  No.
  ---
 10.18*       Executive Agreement of George Boyadjieff                                              (Note 27)

 10.19*       Executive Agreement of Michael W. Sutherlin                                           (Note 27)

 10.20*       Executive Agreement of Wallace K. Chan                                                (Note 27)

 10.21*       Form of Indemnity Agreement                                                           (Note 14)

 21           Subsidiaries                                                                          (Note 1)

 *  Management contract, compensation plan or arrangement.

 Note 1       Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

 Note 10      Incorporated by reference to the Company's Current Report on 8-K Filed on March 19, 1997,
              as amended by Amendment No. 1 filed on May 7, 1997.

 Note 11      Incorporated by reference to the Company's Registration Statement on Form S-4 (No.
              333-51115).

 Note 12      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

 Note 13      Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

 Note 14      Incorporated by reference to the Company's Registration Statement of Form S-4 (333-34582)

 Note 15      Incorporated by reference to Varco's Annual Report on Form 10-K for the year ended December
              31, 1981.

 Note 16      Incorporated by reference to Varco's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1982.

 Note 17      Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1982.

 Note 18      Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1984.

 Note 19      Incorporated by reference to Varco's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985.

 Note 20      Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988.

 Note 21      Incorporated by reference to Varco's Registration Statement on Form S-8, Registration No.
              333-21681.

 Note 22      Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1992.

 Note 23      Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995.

 Note 24      Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996.

 Note 25      Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997.

 Note 26      Incorporated by reference to Varco's Annual Report on Form 10-K for the year ended December
              31, 1999.

 Note 27      Incorporated by reference to Varco's Annual Report on Form 10-K/A for the year ended
              December 31, 1999.