Form 10-Q
period 2001-06-30
VARCO INTERNATIONAL INC /DE/
filed 2001-08-13
CIK 860097

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June  30, 2001

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

                        Commission file number 0-18312

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

                           YES  [X]        NO  [_]

     The Registrant had 95,803,369 shares of common stock outstanding as of August 3, 2001.

================================================================================

                           VARCO INTERNATIONAL, INC.

                                     INDEX



                                                                        Page No.
                                                                        --------
                        Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
            June 30, 2001 (unaudited) and December 31, 2000                2

         Unaudited Consolidated Statements of Income
            For the Three and Six Months Ended June 30, 2001 and 2000      3

         Unaudited Consolidated Statements of Cash Flows -
            For the Six Months Ended June 30, 2001 and 2000                4

         Notes to Unaudited Consolidated Financial Statements             5-10

Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition                        11-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16



                          Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 6.  Exhibits and Reports on Form 8-K                                  17

Signature Page                                                             18

Exhibit Index                                                            19-23

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                           VARCO INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                           June 30,       December 31,
                                                                             2001            2000
                                                                           ----------      ----------
                                                                          (Unaudited)
                             A S S E T S                                        (in thousands)
                             -----------
Current assets:
  Cash and cash equivalents.............................................   $   93,938      $   12,176
  Accounts receivable, net..............................................      311,498         269,393
  Inventory, net........................................................      195,135         152,350
  Other current assets..................................................       31,495          21,787
                                                                           ----------      ----------
    Total current assets................................................      632,066         455,706
                                                                           ----------      ----------

Property and equipment, net.............................................      375,132         343,673
Identified intangibles, net.............................................       25,794          26,062
Goodwill, net...........................................................      302,693         238,641
Other assets, net.......................................................       11,962          12,900
                                                                           ----------      ----------
     Total assets.......................................................   $1,347,647      $1,076,982
                                                                           ==========      ==========
              L I A B I L I T I E S  A N D  E Q U I T Y
              -----------------------------------------
Current liabilities:
  Accounts payable......................................................   $   78,397      $   66,182
  Accrued liabilities...................................................      109,062          91,423
  Income taxes payable..................................................        8,430           4,376
  Current portion of long-term debt.....................................       16,855          30,347
                                                                           ----------      ----------
    Total current liabilities...........................................      212,744         192,328
Long-term debt..........................................................      309,770         106,160
Other liabilities.......................................................       50,870          46,511
                                                                           ----------      ----------
    Total liabilities...................................................      573,384         344,999
                                                                           ----------      ----------
Common stockholders' equity:
  Common stock, $.01 par value, 200,000,000 shares authorized,
   97,227,585 shares issued and 95,802,885 shares outstanding at June 30, 2001 (96,245,849 shares issued and 94,821,149
   shares outstanding at December 31, 2000).............................          972             962
  Paid in capital.......................................................      512,280         498,692
  Retained earnings.....................................................      295,454         264,580
  Accumulated other comprehensive loss..................................      (19,113)        (16,921)
  Less: treasury stock at cost (1,424,700 shares).......................      (15,330)        (15,330)
                                                                           ----------      ----------
    Total common stockholders' equity...................................      774,263         731,983
                                                                           ----------      ----------
    Total liabilities and equity........................................   $1,347,647      $1,076,982
                                                                           ==========      ==========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three  Months Ended           Six Months Ended
                                                             June 30,                      June 30,
                                                        2001           2000           2001           2000
                                                       --------       --------       --------       --------
                                                               (in thousands, except per share data)
Revenue.............................................   $303,875       $205,821       $578,088       $409,596

Costs and expenses:
   Costs of services and products sold..............    207,245        151,079        400,475        296,012
   Goodwill amortization............................      2,711          2,084          5,171          4,217
   Selling, general and administrative..............     40,154         28,696         72,141         59,095
   Research and engineering costs...................     11,325          7,599         21,217         15,307
   Merger, transaction and litigation costs.........     16,500         23,596         16,500         23,596
                                                       --------       --------       --------       --------

Operating profit (loss).............................     25,940         (7,233)        62,584         11,369
Other expense (income):
   Interest expense.................................      5,529          4,411          9,318          9,227
   Interest income..................................       (228)        (1,447)          (256)        (2,732)
   Other, net.......................................        859            751          1,863          1,226
                                                       --------       --------       --------       --------
Income (loss)  before income taxes..................     19,780        (10,948)        51,659          3,648
Provision for income taxes..........................      8,033          1,645         20,785          7,473
                                                       --------       --------       --------       --------
Net income (loss)...................................   $ 11,747       $(12,593)      $ 30,874       $ (3,825)
                                                       ========       ========       ========       ========

Earnings (loss) per common share:
   Basic earnings (loss) per common share...........      $0.12         $(0.14)         $0.32         $(0.04)
                                                       ========       ========       ========       ========
   Dilutive earnings (loss)  per common share.......      $0.12         $(0.14)         $0.32         $(0.04)
                                                       ========       ========       ========       ========

Weighted average number of common shares
 outstanding:
   Basic............................................     95,765         91,769         95,552         91,535
                                                       ========       ========       ========       ========
   Dilutive.........................................     96,927         91,769         96,770         91,535
                                                       ========       ========       ========       ========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Six  Months Ended
                                                                                        June 30,
                                                                                    2001       2000
                                                                                 ---------  ---------
                                                                                    (in thousands)
Cash flows from operating activities:
  Net income (loss)..........................................................    $  30,874  $ (3,825)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization............................................       32,287    28,924
    Non-cash merger, transaction and litigation costs........................       16,500     8,520
    Other non-cash charges...................................................        6,130     2,707
    Changes in assets and liabilities, net of effects of acquired companies:
        Accounts receivable..................................................      (28,977)    6,071
        Inventory............................................................      (31,403)    7,561
        Prepaid expenses and other assets....................................       (9,028)   (5,793)
        Accounts payable, accrued liabilities, and pension liabilities.......      (12,094)  (16,325)
        Federal and foreign income taxes payable.............................        5,711     1,442
                                                                                 ---------  --------
    Net cash provided by operating activities................................       10,000    29,282
                                                                                 ---------  --------
Cash flows used for investing activities:
  Capital expenditures.......................................................      (26,680)  (14,183)
  Business acquisitions, net of cash acquired................................      (94,497)       --
  Other......................................................................        1,372      (276)
                                                                                 ---------  --------
    Net cash used for investing activities...................................     (119,805)  (14,459)
                                                                                 ---------  --------
Cash flows provided by (used for) financing activities:
  Borrowings under financing agreements......................................      308,265    16,880
  Principal payments under financing agreements..............................     (125,029)  (94,421)
  Proceeds from sale of common stock, net....................................        8,331     3,881
                                                                                 ---------  --------
    Net cash provided by (used for) financing activities.....................      191,567   (73,660)
                                                                                 ---------  --------
Net increase (decrease) in cash and cash equivalents.........................       81,762   (58,837)
Cash and cash equivalents:
  Beginning of period........................................................       12,176    83,117
                                                                                 ---------  --------
  End of period..............................................................    $  93,938  $ 24,280
                                                                                 =========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the six month period for:
    Interest.................................................................    $   7,126  $  9,810
                                                                                 =========  ========
    Taxes....................................................................    $  11,231  $  5,161
                                                                                 =========  ========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
              Notes to Unaudited Consolidated Financial Statements
                For the Six Months Ended June 30, 2001 and 2000
                          and as of December 31, 2000

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

The Company also completed four additional acquisitions and one asset purchase in the six months ended June 30, 2001. The combined purchase price for these acquisitions was approximately $43,300,000 including notes issued of $3,800,000.

In March 2001, the Company entered into a non-binding letter of intent with ICO Inc. to acquire ICO's oilfield services business. This letter of intent subsequently expired. Nevertheless, the Company and ICO continue to negotiate a potential acquisition of ICO's oilfield service business. Any potential acquisition is subject to negotiation, regulatory and Board of Directors' approval and other customary conditions.


4.  Inventory

At June 30, 2001 and December 31, 2000, inventories consisted of the following (in thousands):

                                                  June 30,     December 31,
                                                    2001           2000
                                                  --------      --------
Raw materials...............................      $ 79,688      $ 66,138
Work in process.............................        57,153        35,445
Finished goods..............................        71,057        63,665
Excess of current cost over LIFO value......       (12,763)      (12,898)
                                                  --------      --------
Inventory, net..............................      $195,135      $152,350
                                                  ========      ========

5.   Comprehensive Income

Comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 was as follows (in thousands):

                                                      Three Months Ended          Six  Months Ended
                                                           June 30,                    June 30,
                                                     2001           2000          2001          2000
                                                    -------       --------       -------       -------
Comprehensive income (loss):
 Net income (loss).............................     $11,747       $(12,593)      $30,874       $(3,825)
 Cumulative translation adjustment.............        (833)        (3,144)       (2,192)       (3,875)
                                                    -------       --------       -------       -------
 Total comprehensive income (loss).............     $10,914       $(15,737)      $28,682       $(7,700)
                                                    =======       ========       =======       =======

6.   Business Segments

The Company is organized based on the products and services it offers:
Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

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

Summarized information for the Company's reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses and certain goodwill and identified intangible amortization not allocated to product lines. Operating profit excludes merger, transaction and litigation costs of $16,500,000 and $23,596,000 in 2001 and 2000, respectively.

                                         Three Months Ended            Six Months Ended
                                               June 30,                     June 30,
                                         2001           2000           2001         2000
                                       --------       --------       --------      --------
                                            (in thousands)               (in thousands)
Revenue:
Drilling Equipment Sales               $ 89,387       $ 69,917       $157,487      $142,083
Tubular Services                         87,835         61,245        176,803       116,221
Drilling Services                        78,686         54,766        154,762       114,764
Coiled Tubing & Wireline Products        47,967         19,893         89,036        36,528
                                       --------       --------       --------      --------
Total                                  $303,875       $205,821       $578,088      $409,596
                                       ========       ========       ========      ========

Operating Profit:
Drilling Equipment Sales               $  8,959       $  6,954       $ 11,817      $ 15,452
Tubular Services                         17,200          9,383         35,553        16,599
Drilling Services                        17,845          5,791         36,033        15,686
Coiled Tubing & Wireline Products        10,997          3,458         20,050         5,344
Other                                   (12,561)        (9,223)       (24,369)      (18,116)
                                       --------       --------       --------      --------
Total                                  $ 42,440       $ 16,363       $ 79,084      $ 34,965
                                       ========       ========       ========      ========


7. $200.0 Million Senior Notes, $100.0 Million Senior Notes, and Unaudited Condensed Consolidating Financial Information

On May 1, 2001, the Company issued $200.0 million of 7 1/4% Senior Notes due 2011 ("2011 Notes"). The 2011 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Senior Credit Agreement and the Company's 7 1/2% Senior Notes due 2008 and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. A portion of the net proceeds from the issuance of the 2011 Notes was used by the Company to repay the revolving indebtedness outstanding under the Senior Credit Agreement. The remaining net proceeds is being used for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

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

The following condensed consolidating balance sheet as of June 30, 2001 and related condensed consolidating statements of income and cash flows for the six months ended June 30, 2001 should be read in conjunction with the notes to these unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
         Notes to Unaudited Consolidated Financial Statements (cont'd)

7.   Unaudited Condensed Consolidating Financial Information (cont'd)
     Balance Sheet

                                                                          June 30, 2001
                                                                          (in thousands)
                                           Varco                              Non-
                                        International,    Guarantor        Guarantor
                                            Inc.         Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                        --------------   ------------     ------------      ------------      ------------
ASSETS
------
Current assets:
  Cash and cash equivalents............  $       --       $   71,831       $   22,107       $        --       $   93,938
  Accounts receivable, net.............     282,527          410,547          819,716        (1,201,292)         311,498
  Inventory, net.......................          --          131,401           63,734                --          195,135
  Other current assets.................       2,646           20,707            8,142                --           31,495
                                         ----------       ----------       ----------       -----------       ----------
     Total current assets..............     285,173          634,486          913,699        (1,201,292)         632,066

Investment in subsidiaries.............     831,212          443,489               --        (1,274,701)              --
Property and equipment, net............          --          224,427          150,705                --          375,132
Identified intangibles, net............          --           25,794               --                --           25,794
Goodwill, net..........................          --          164,313          138,380                --          302,693
Other assets, net......................          --            8,590            3,372                --           11,962
                                         ----------       ----------       ----------       -----------       ----------
     Total assets......................  $1,116,385       $1,501,099       $1,206,156       $(2,475,993)      $1,347,647
                                         ==========       ==========       ==========       ===========       ==========

LIABILITIES AND EQUITY
----------------------

Current liabilities:
  Accounts payable.....................  $   23,594       $  557,728       $  698,367       $(1,201,292)      $   78,397
  Accrued liabilities..................       5,344           70,473           33,245                --          109,062
  Income taxes payable.................          --           (5,716)          14,146                --            8,430
  Current portion of long-term
     debt..............................      12,532            3,622              701                --           16,855
                                         ----------       ----------       ----------       -----------       ----------
     Total current liabilities.........      41,470          626,107          746,459        (1,201,292)         212,744

Long-term debt.........................     300,652            7,860            1,258                --          309,770
Other liabilities......................          --           33,728           17,142                --           50,870
                                         ----------       ----------       ----------       -----------       ----------
     Total liabilities.................     342,122          667,695          764,859        (1,201,292)         573,384

Common stockholders' equity:
  Common stock.........................         972               --               --                --              972
  Paid in capital......................     512,280          492,168          244,034          (736,202)         512,280
  Retained earnings....................     295,454          341,236          216,376          (557,612)         295,454
  Accumulated other comprehensive
    loss...............................     (19,113)              --          (19,113)           19,113          (19,113)
  Treasury Stock.......................     (15,330)              --               --                --          (15,330)
                                         ----------       ----------       ----------       -----------       ----------
     Total common stockholders'
       equity....................           774,263          833,404          441,297        (1,274,701)         774,263
                                         ----------       ----------       ----------       -----------       ----------
     Total liabilities and equity......  $1,116,385       $1,501,099       $1,206,156       $(2,475,993)      $1,347,647
                                         ==========       ==========       ==========       ===========       ==========

                           VARCO INTERNATIONAL, INC.
         Notes to Unaudited Consolidated Financial Statements (cont'd)


7. Unaudited Condensed Consolidating Financial Information (cont'd) Statement of Income

                                                                          Six Months Ended
                                                                           June 30, 2001
                                                                           (in thousands)
                                          Varco                                 Non-
                                      International,      Guarantor         Guarantor
                                           Inc.          Subsidiaries      Subsidiaries        Eliminations        Consolidated
                                    -----------------   ---------------   ----------------   ----------------   ------------------

Revenue.............................          $    --          $359,673           $299,079           $(80,664)            $578,088
Operating costs.....................               --           357,341            228,705            (70,542)             515,504
                                    -----------------   ---------------   ----------------   ----------------   ------------------

Operating profit....................               --             2,332             70,374            (10,122)              62,584
Other expense.......................              361             4,688              6,680            (10,122)               1,607
Interest expense....................            8,470               458                390                 --                9,318
                                    -----------------   ---------------   ----------------   ----------------   ------------------
Income (loss) before taxes..........           (8,831)           (2,814)            63,304                 --               51,659
Provision for taxes.................               --             4,879             15,906                 --               20,785
Equity in net income of subsidiaries           39,705            47,398                 --            (87,103)                  --
Net income..........................          $30,874          $ 39,705           $ 47,398           $(87,103)            $ 30,874
                                    =================   ===============   ================   ================   ==================

                           VARCO INTERNATIONAL, INC.
         Notes to Unaudited Consolidated Financial Statements (cont'd)



7. Unaudited Condensed Consolidating Financial Information (cont'd) Statement of Cash Flows

                                                                                Six Months Ended
                                                                                 June 30, 2001
                                                                                 (in thousands)
                                                Varco                                  Non-
                                           International,         Guarantor         Guarantor
                                                Inc.            Subsidiaries       Subsidiaries       Eliminations     Consolidated
                                           --------------       ------------     --------------       ------------     ------------
Net cash provided by (used for)
 operating activities...................        $(195,710)          $153,092           $ 52,618           $  --           $  10,000

Net cash used for investing activities:
 Capital expenditures...................               --            (18,462)            (8,218)             --             (26,680)

 Business acquisitions, net of cash                    --            (59,204)           (35,293)             --             (94,497)
  acquired..............................
 Other..................................               --                 --              1,372              --               1,372
                                           --------------       ------------     --------------       ------------     ------------
  Net cash used for investing
  activities............................               --            (77,666)           (42,139)             --            (119,805)

Cash flows provided by (used for)
 financing activities:
 Net payments under financing agreements          187,379               (866)            (3,277)             --             183,236
 Net proceeds from sale of common stock.            8,331                 --                 --              --               8,331
                                           --------------       ------------     --------------       ------------     ------------

   Net cash provided by (used for)
    financing activities................          195,710               (866)            (3,277)             --             191,567
                                           --------------       ------------     --------------       ------------     ------------

Net increase in cash and cash
 equivalents............................               --             74,560              7,202              --              81,762

 Beginning of period....................               --             (2,729)            14,905              --              12,176
                                           --------------       ------------     --------------       ------------     ------------

 End of period..........................        $      --           $ 71,831           $ 22,107           $  --           $  93,938
                                           ==============       ============     ==============       ============     ============


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General Operating Environment Overview:

The Company's financial results for the second quarter and first half of 2001 improved over 2000 results due to increased demand for products and services directly related to stronger rig activity in North America and International markets. U.S., Canada, and International rig activity increased 47%, 3%, and 19%, respectively, in the second quarter of 2001 compared to the same period of 2000. The improvement in rig activity was the result of the sustained high oil and gas prices, which averaged $27.92 (West Texas Intermediate Crude price per barrel) and $4.37 (natural gas price per mmbtu) during the second quarter of 2001. Natural gas prices, while up 20.1% over the second quarter of 2000, were down sequentially 30.7% from an average of $6.31 in the first quarter of 2001. In addition, the West Texas Intermediate Crude prices declined 3.1% from the first quarter 2001 average of $28.81. While this sequential decline in oil and gas price from the first quarter of 2001 did not have an adverse impact on the Company's second quarter 2001 financial results, subsequent substantial declines could materially impact the Company's future operating results. The recent high oil and gas prices are primarily the result of an increase in worldwide energy consumption and an agreement between certain major worldwide producers to limit production. There can be no assurances that these producers will comply with the self-imposed limitations on production, or that the high oil and gas prices will continue or stabilize.

The following graph details U.S., Canada, and International rig activity, West Texas Intermediate Oil and natural gas prices for the past two years on a quarterly basis:

                   Rollforward -- Rig Count/Oil & Gas Prices


                           [LINE GRAPH APPEARS HERE]


                3Q99      4Q99      1Q00      2Q00      3Q00      4Q00      1Q01      2Q01
               ------    ------    ------    ------    ------    ------    ------    ------
US                643       775       770       842       980      1073      1140      1237
Canada            254       337       480       245       314       375       515       252
International     565       571       576       629       694       711       724       751
West TX        $21.68    $24.50    $28.82    $28.82    $31.74    $31.98    $28.81    $27.92
Intermediate
Natural Gas    $ 2.55    $ 2.49    $ 2.62    $ 3.64    $ 4.49    $ 6.54    $ 6.31    $ 4.37

Sources:  Rig count - Baker Hughes Incorporated ("BHI").
          West TX Intermediate Crude Price and Natural Gas Price - U.S. Department of Energy (Energy Information Administration).

Results of Operations

Three and Six Months Ended June 30, 2001 and 2000

Revenue.  Revenue was $303.9 million and $578.1 million for the second quarter
-------
and first half of 2001, representing increases of $98.1 million (or 48%) and
$168.5 million (or 41%) from the same periods of 2000, respectively.   The
increase was due to strong growth in all of the Company's four business segments, as a direct result of the increase in oil and gas drilling activity, and acquisitions in 2000 and 2001. The following table summarizes revenue by operating segment (in $ thousand):

                                             Three Months Ended          Six Months Ended
                                                  June 30,                    June 30,
                                             2001          2000          2001          2000
                                           --------      --------      --------      --------
Revenue:
Drilling Equipment Sales                   $ 89,387      $ 69,917      $157,487      $142,083
Tubular Services                             87,835        61,245       176,803       116,221
Drilling Services                            78,686        54,766       154,762       114,764
Coiled Tubing & Wireline Products            47,967        19,893        89,036        36,528
                                           --------      --------      --------      --------
Total                                      $303,875      $205,821      $578,088      $409,596
                                           ========      ========      ========      ========

Drilling Equipment Sales revenue was $89.4 million and $157.5 million for the three and six months ending June 30, 2001, representing increases of $19.5 million (28%) and $15.4 million (11%) compared to the same periods of 2000. In addition, new orders for the three months ended June 30, 2001 were $152.3 million, an increase of $92.8 million (156%) compared to the same period of 2000. Backlog at June 30, 2001 was $202.9 million compared to $49.4 million at June 30, 2000, representing an increase of 311%. The increases in revenue, new orders, and backlog were due to the increase in worldwide drilling activity discussed above. Drilling contractors have continued to increase refurbishing efforts, to upgrade rigs to meet rising drilling demands and improve efficiency, and to provide equipment to new rigs. The Company secured orders for 44 top drives in the second quarter of 2001, the most in any quarter in the history of the Company.

Tubular Services revenue was $87.8 million and $176.8 million in the second quarter and first half of 2001, respectively, representing increases of $26.6 million (43%) and $60.6 million (52%) over the same periods of 2000, respectively. The increase was due to the change in North America rig activity, which was up 37% in the second quarter of 2001 compared to the second quarter of 2000, and the acquisition of Smith Fiberglass Products in December 2000. North America inspection and coating revenue was up $9.2 million (37%) in the three months ended June 30, 2001 compared to the same period of 2000. The December 2000 acquisition of Smith Fiberglass Products combined with the increase in worldwide rig activity led to a $13.3 million increase in Fiberglass revenue in the second quarter of 2001 over the second quarter of 2000. The remaining increase in Tubular Services revenue was in the European inspection and coating markets.

Drilling Services revenue was $78.7 million and $154.8 million in the three and six months ending June 30, 2001, representing increases of $23.9 million (44%) and $40.0 million (35%) compared to the same periods of 2000. The increase in second quarter revenue was mainly due to greater activity in Western Hemisphere operations as North America solids control rental and service revenue increased $7.3 million (66%) and Latin America revenue increased $4.4 million (32%). In addition, revenue from the Company's instrumentation business increased $7.7 million (48%). The Company's Canadian instrumentation business was also strengthened by the acquisition of two Canadian instrumentation operations in the first half of 2001, Chimo Equipment Ltd. and Alberta Instruments Ltd.

Coiled Tubing and Wireline Products revenue was $48.0 million and $89.0 million for the second quarter and first half of 2001, representing increases of $28.1 million (141%) and $52.5 million (144%) over the same periods of 2000, respectively. The increases were due mainly to greater sales of coiled tubing units and pressure control equipment, and the January 2001 acquisition of Quality Tubing. In addition, the first half 2001 acquisitions of Bradon Industries Ltd. in Canada and Albin's Enterprises, Inc. in Oklahoma also contributed to the revenue growth. Backlog for the Coiled Tubing and Wireline Products group was $69.4 million at June 30, 2001 compared to $28.0 million at June 30, 2000, an increase of 148%.

Gross Profit.  Gross profit was $93.9 million (30.9% of revenue) and $172.4
------------
million (29.8% of revenue) for the second quarter and first half of 2001, respectively, a 78% and 58% improvement over the second quarter and first half 2000 gross profit of $52.7 million (25.6% of revenue) and $109.4 million (26.7% of revenue). The improvements in the 2001 gross profit dollars were due to the higher revenue discussed above. The improvements in gross profit percentages were due to strong operating profit leverage in Tubular Services, Drilling Services, and Coiled Tubing and Wireline Products.

Selling, General, and Administrative Costs.  Selling, general, and
------------------------------------------
administrative costs were $40.2 million and $72.1 million in the second quarter and first half of 2001 compared to $28.7 million and $59.1 million for the same periods of 2000. As a percent of revenue, selling, general, and administrative costs were 13.2% in the second quarter of 2001 compared to 13.9% in the second quarter of 2000. The 2001 second quarter increase in selling, general, and administrative costs was due mainly to the increase in sales commissions and other revenue related costs as a result of the revenue increase discussed above and six business acquisitions completed in the first half of 2001. In addition, the Company had a worldwide employee merit increase at the beginning of the second quarter of 2001 which also accounted for part of the increase.

Research and Engineering Costs.  Research and engineering costs were $11.3
------------------------------
million and $21.2 million for the second quarter and first half of 2001, an increase of $3.7 million and $5.9 million over the same periods of 2000, respectively. The increases were due mainly to greater costs in the Drilling Equipment sales segment in response to an increase in orders. In addition, six business acquisitions completed in the first half of 2001, and the acquisition of Smith Fiberglass in December 2000 also contributed to the increases.

Merger, Transaction, and Litigation Costs.  Merger, transaction, and litigation
-----------------------------------------
costs were $16.5 million for the second quarter and first half of 2001, and $23.6 million for the second quarter and first half of 2000. During the second quarter of 2001 the Company engaged in a court ordered mediation and as a result recorded a $16.5 million charge concerning a patent litigation matter. The 2000 merger and transaction costs included financial advisor fees, full vesting of executive stock matching awards and employment retirement benefits, equipment rationalization write-offs, certain costs related to employment contracts, and legal, accounting, and printing costs associated with the merger.

Operating profit.  Operating profit was $25.9 million and $62.6 million for the
----------------
three and six months ended June 30, 2001, respectively, compared to an operating loss of $7.2 million for the three months ended June 30, 2000 and operating profit of $11.4 million for the six months ended June 30, 2000. The increases in operating profit were due to the factors discussed above.

Interest expense.  Interest expense was $5.5 million and $9.3 million for the
----------------
three and six months ended June 30, 2001 compared to $4.4 million and $9.2 million for the same periods of 2000. The increase in the second quarter was due to greater average outstanding debt balances as a result of the $200.0 million Senior Notes issued in the second quarter of 2001.

Other Expense (Income).  Other expense includes interest income, foreign
----------------------
exchange, and other expense (income). Net other expense was $0.6 million and $1.6 million for the three and six months ended June 30, 2001 compared to other income of $0.7 million and $1.5 million for the three and six months ended June 30, 2000. Other income in 2000 was due to interest income as a result of excess cash on hand in the first half of 2000. Excess cash was applied to the Company's outstanding debt upon completion of "the Merger" in the second quarter of 2000.

Provision for Income Taxes.  The Company's effective tax rate for the second
--------------------------
quarter and first half of 2001 was 41% and 40%, respectively. These rates are higher than the domestic rate of 35%, due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net Income.  Net income for the second quarter and first half of 2001 was $11.7
----------
million and $30.9 million, respectively, compared to net losses of $12.6 million and $3.8 million for the second quarter of 2000 and first half of 2000.

Financial Condition and Liquidity

June 30, 2001

For the six months ended June 30, 2001, cash provided by operating activities was $10.0 million compared to $29.3 million for the six months ended June 30, 2000. Cash was provided by operations in 2001 through net income of $30.9 million plus non-cash charges of $54.9 million, offset by an increase in accounts receivable of $29.0 million, an increase in inventory of $31.4 million, an increase in prepaid expenses and other of $9.0 million, and a decrease in accounts payable, accrued liabilities, and other of $12.1 million. Accounts receivable increased $29.0 million due to a $58.2 million increase in revenue in the second quarter of 2001 compared to the fourth quarter of 2000. Inventory increased $31.4 million due to an increase in work-in-process as the June 30, 2001 backlog for the Drilling Equipment Sales segment increased 130% compared to December 31, 2000. The $9.0 million increase in prepaid expenses and other was due to an increase in prepaid insurance, taxes, and costs associated with increased operations. The decrease in accounts payable, accrued liabilities, and pension liabilities of $12.1 million was due primarily to a reduction in overdrafts at June 30, 2001 compared to December 31, 2000.

For the six months ended June 30, 2001, cash used for investing activities was $119.8 million compared to $14.5 million for the same period of 2000. The Company used $94.5 million to acquire six separate businesses in the first half of 2001. See Note 3 of Notes to Unaudited Consolidated Financial Statements. Capital spending of $26.7 million was related primarily to capital additions for the strong North America market in the Tubular Services and Drilling Services product lines.

For the six months ended June 30, 2001, the Company generated $191.6 million of cash from financing activities compared to cash used from financing activities of $73.7 million in the same period of 2000. Cash generated consisted of net borrowings of $183.3 million (primarily from the $200.0 million bonds described in Note 7 of the Notes to Unaudited Consolidated Financial Statements) and proceeds from the sale of stock of $8.3 million.

At June 30, 2001, the Company had cash and cash equivalents of $93.9 million, and current and long-term debt of $326.6 million. At December 31, 2000 the Company had cash and cash equivalents of $12.2 million, and current and long-term debt of $136.5 million. The increase in current and long-term debt was due primarily to business acquisitions of $94.5 million during the first six months of 2001, and the issue on May 1, 2001 of $200.0 million of 7 1/4% Senior Notes due 2011. The Company's outstanding debt at June 30, 2001 consisted of $201.6 million of the 2011 Notes, $99.0 million of 2008 Notes, $12.5 million of term loans due under the Company's Senior Credit Agreement, and $13.5 million of other debt.

At June 30, 2001, the Company had outstanding letters of credit of $9.7 million. The available facility on the Company's $100.0 million revolving credit facility and $5 million swingline facility was $91.1 million and $4.2 million, respectively, at June 30, 2001. The Company's revolving credit facility agreement expired on August 6, 2001 and is expected to be replaced sometime in the third quarter of 2001.

The Company believes that its June 30, 2001 cash and cash equivalents, its credit facility, and cash flow from operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, risks associated with growth through acquisitions and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the caption "Factors Affecting Future Operating Results." In addition, the Company's backlog is based upon anticipated revenues from customer orders that the Company believes are firm.
In accordance with industry practice, orders or commitments to purchase the Company's products generally can be cancelled by customers at any time. In addition, orders and commitments are sometimes modified before or during manufacturing of the products. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

Item 3.  Quantitative & Qualitative Disclosure About Market Risk

  The Company does not believe it has a material exposure to market risk. The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. As of June 30, 2001, the Company had no interest rate swap agreements outstanding. At June 30, 2001, the Company had $326.6 million of outstanding debt. Fixed rate debt included $201.6 million of the 2011 Notes at a fixed interest rate of 7 1/4% and $99.0 million of the 2008 Notes at a fixed interest rate of 7 1/2%. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at June 30, 2001. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held May 17, 2001 for the following purposes:

1.  Proposal One:  The election of the members of the Company's Board of
    -------------
    Directors.

    Name                    For               Withhold
    ----                    ---               --------
    George Boyadjieff       64,829,825        24,396,013
    John F. Lauletta        64,830,491        24,395,347
    George S. Dotson        83,698,902         5,526,936
    Andre R. Horn           83,689,825         5,536,013
    Richard A. Kertson      83,697,702         5,528,136
    Eric L. Mattson         83,697,554         5,528,284
    L. E. Simmons           83,143,013         6,082,825
    Jeffery A. Smisek       83,692,551         5,533,287
    Douglas E. Swanson      83,149,078         6,076,760
    Eugene R. White         83,694,636         5,531,202
    James D. Woods          83,665,968         5,559,870

2.  Proposal Two:  Ratification of the selection of Ernst & Young LLP as the
    ------------
    Company's independent auditors.

    For                     Against             Abstain
    ---                     -------             -------
    88,801,782              403,012             21,044

Item 6.  Exhibits and reports on Form 8-K

  a. Exhibits - Reference is hereby made to the Exhibit Index commencing on Page 19.

  b. A report on Form 8-K was filed on April 20, 2001 regarding a press release which announced a proposed private placement of $200 million of senior notes.

  c. A report of Form 8-K was filed on April 24, 2001 regarding a press release which announced the Company's financial results for the quarter ended March 31, 2001.

  d. A report on Form 8-K was filed on April 26, 2001 regarding a press release which announced that the Company priced a private placement of $200 million of senior notes.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VARCO INTERNATIONAL, INC.
                                    -------------------------
                                           (Registrant)



Date: August 13, 2001               /s/ Joseph C. Winkler
---------------------               ---------------------
                                    Joseph C. Winkler
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Treasurer (Duly Authorized Officer,
                                    Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


 Exhibit
   No.       Description                                                                                      Note No.
--------     -----------                                                                                      --------
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

 4.7         Registration Rights Agreement dated as of May 1, 2001, among the                                  (Note 28)
             Company, Credit Suisse First Boston Corporation, Salomon Smith Barney
             Inc., RBC Dominion Securities Corporation and Simmons & Company
             International.

 4.8         Indenture, dated as of May 1, 2001, among the Company, the Guarantors named                       (Note 28)
             therein and The Bank of New York, as trustee, relating to $200,000,000 aggregate principal amount of 7  1/4% Senior Notes due 2001.

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


 Exhibit
   No.       Description                                                                                      Note No.
--------     -----------                                                                                      --------
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

10.14         Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial        (Note 6)
              Leasing, Inc.

10.14.1*      Form of Executive Agreement of certain members of senior management                               (Note 14)

10.15*        Form of First Amendment to Executive Agreements                                                   (Note 14)

10.16*        Executive Agreement of John F. Lauletta                                                           (Note 14)

10.17*        Executive Agreement of Joseph C. Winkler                                                          (Note 14)



 Exhibit
   No.       Description                                                                                      Note No.
--------     -----------                                                                                      --------
10.18*        Executive Agreement of George Boyadjieff                                                          (Note 27)

10.19*        Executive Agreement of Michael W. Sutherlin                                                       (Note 27)

10.20*        Executive Agreement of Wallace K. Chan                                                            (Note 27)

10.21*        Form of Indemnity Agreement                                                                       (Note 14)

10.22         Purchase Agreement dated as of April 26, 2001, among the Company,                                 (Note 28)
              Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., RBC
              Dominion Securities Corporation and Simmons & Company International.

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

 Note 24      Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996.

 Note 25      Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997.

 Note 26      Incorporated by reference to Varco's Annual Report on Form 10-K for the year ended December
              31, 1999.

 Note 27      Incorporated by reference to Varco's Annual Report on Form 10-K/A for the year ended
              December 31, 1999.

 Note 28      Incorporated by reference to Varco's Registration Statement on
              Form S-4 filed on June 29, 2001 (No. 333-64226).