Form 10-Q
period 2001-09-30
VARCO INTERNATIONAL INC /DE/
filed 2001-11-09
CIK 860097

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q
(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 2001
                                    ------------------------

                                      OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________
     Commission file number         0-18312
                            -----------------------

                           VARCO INTERNATIONAL, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                                76-0252850
-------------------------------                             --------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

   2835 Holmes Road, Houston, Texas                                    77051
----------------------------------------                         ---------------
(Address of principal executive offices)                             (Zip Code)

                                (713) 799-5100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
    ---------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X      NO_____
                                   -----

     The Registrant had 95,964,709 shares of common stock outstanding as of October 31, 2001.

                           VARCO INTERNATIONAL, INC.

                                     INDEX

                                                                              Page No.
                                                                              --------
                        Part I - FINANCIAL INFORMATION


Item 1. Financial Statements:

        Consolidated Balance Sheets -
           September 30, 2001 (unaudited) and December 31, 2000                  2

        Unaudited Consolidated Statements of Income
           For the Three and Nine Months Ended September 30, 2001 and 2000       3

        Unaudited Consolidated Statements of Cash Flows -
           For the Nine Months Ended September 30, 2001 and 2000                 4

        Notes to Unaudited Consolidated Financial Statements                    5-10

Item 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition                               11-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk              16

                          Part II - OTHER INFORMATION


Item 1. Legal Proceedings                                                       16

Item 6. Exhibits and Reports on Form 8-K                                        16

Signature Page                                                                  17

Exhibit Index                                                                  18-21

                        PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements

                           VARCO INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                          September 30,      December 31,
                                                                              2001               2000
                                                                         ---------------    --------------
                                                                           (Unaudited)
                              A S S E T S
                              -----------
                                                                                     (In thousands)
Current assets:
  Cash and cash equivalents.............................................     $   40,127       $   12,176
  Accounts receivable, net..............................................        333,095          269,393
  Inventory, net........................................................        228,874          152,350
  Other current assets..................................................         32,474           21,787
                                                                             ----------       ----------
    Total current assets................................................        634,570          455,706
                                                                             ----------       ----------

Property and equipment, net.............................................        388,694          343,673
Identified intangibles, net.............................................         31,164           26,062
Goodwill, net...........................................................        327,413          238,641
Other assets, net.......................................................         12,015           12,900
                                                                             ----------       ----------
    Total assets........................................................     $1,393,856       $1,076,982
                                                                             ==========       ==========
               L I A B I L I T I E S  A N D  E Q U I T Y
               -----------------------------------------
Current liabilities:
  Accounts payable......................................................     $   86,436       $   66,182
  Accrued liabilities...................................................        108,911           91,423
  Income taxes payable..................................................         16,655            4,376
  Current portion of long-term debt.....................................         11,886           30,347
                                                                             ----------       ----------
    Total current liabilities...........................................        223,888          192,328
Long-term debt..........................................................        316,605          106,160
Other liabilities.......................................................         49,455           46,511
                                                                             ----------       ----------
    Total liabilities...................................................        589,948          344,999
                                                                             ----------       ----------
Common stockholders' equity:
  Common stock, $.01 par value, 200,000,000 shares authorized,
   97,388,656 shares issued and 95,963,956  shares outstanding at September 30, 2001 (96,245,849 shares issued and 94,821,149
   outstanding at December 31, 2000)....................................            974              962
  Paid in capital.......................................................        513,992          498,692
  Retained earnings.....................................................        320,352          264,580
  Accumulated other comprehensive loss..................................        (16,080)         (16,921)
  Less: treasury stock at cost (1,424,700 shares).......................        (15,330)         (15,330)
                                                                             ----------       ----------
    Total common stockholders' equity...................................        803,908          731,983
                                                                             ----------       ----------
    Total liabilities and equity........................................     $1,393,856       $1,076,982
                                                                             ==========       ==========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                              2001           2000            2001           2000
                                                           ----------     ----------      ----------     ----------
                                                                                                         (restated)
                                                                     (in thousands, except per share data)
Revenue.............................................       $  327,472     $  211,393      $ 905,560      $ 620,989
Costs and expenses:
   Costs of services and products sold..............          228,761        149,093        629,236        445,105
   Goodwill amortization............................            2,636          2,103          7,807          6,320
   Selling, general and administration..............           37,136         29,628        109,277         88,723
   Research and engineering costs...................           12,605          8,264         33,822         23,571
   Merger, transaction, and litigation costs........               --          1,164         16,500         24,760
                                                           ----------     ----------      ----------     ----------

Operating profit....................................           46,334         21,141        108,918         32,510
Other expense (income):
   Interest expense.................................            6,133          3,048         15,451         12,275
   Interest income..................................           (1,603)          (356)        (1,858)        (3,088)
   Other, net.......................................            3,203             65          5,065          1,291
                                                           ----------     ----------      ----------     ----------
Income before income taxes..........................           38,601         18,384         90,260         22,032

Provision for income taxes..........................           13,703          7,569         34,488         15,042
                                                           ----------     ----------      ----------     ----------
Net income..........................................       $   24,898     $   10,815      $  55,772      $   6,990
                                                           ==========     ==========      =========      =========

Earnings per common share:
   Basic earnings per common share..................       $     0.26     $     0.12      $    0.58      $    0.08
                                                           ==========     ==========      =========      =========
   Dilutive earnings per common share...............       $     0.26     $     0.11      $    0.58      $    0.07
                                                           ==========     ==========      =========      =========

Weighted average number of common shares
 outstanding:
   Basic............................................           95,858         93,450         95,654         92,173
                                                           ==========     ==========      =========      =========
   Dilutive.........................................           96,569         95,828         96,703         95,178
                                                           ==========     ==========      =========      =========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                   2001           2000
                                                                                                ----------     ----------
                                                                                                               (restated)
                                                                                                      (in thousands)
Cash flows from operating activities:
  Net income..............................................................................      $   55,772     $    6,990
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................          49,847         42,965
    Non-cash merger and transaction costs.................................................              --          8,600
    Other non-cash charges................................................................           7,029          8,438
    Changes in assets and liabilities, net of effects of acquired companies:
        Accounts receivable...............................................................         (40,098)         4,901
        Inventory.........................................................................         (55,855)           260
        Prepaid expenses and other assets.................................................          (8,993)        (1,258)
        Accounts payable and accrued liabilities..........................................          10,529        (18,608)
        Federal and foreign income taxes payable..........................................          14,381             88
                                                                                                ----------     ----------
    Net cash provided by operating activities.............................................          32,612         52,376
                                                                                                ----------     ----------
Cash flows used for investing activities:
  Capital expenditures....................................................................         (43,312)       (28,463)
  Business acquisitions, net of cash acquired.............................................        (145,851)            --
   Other..................................................................................           2,403             19
                                                                                                ----------     ----------
    Net cash used for investing activities................................................        (186,760)       (28,444)
                                                                                                ----------     ----------
Cash flows provided by (used for) financing activities:
  Borrowings under financing agreements...................................................         303,981         16,917
  Principal payments under financing agreements...........................................        (131,929)      (105,002)
  Proceeds from sale of common stock, net.................................................          10,047          7,268
                                                                                                ----------     ----------
    Net cash provided by (used for) financing activities..................................         182,099        (80,817)
                                                                                                ----------     ----------
Net increase (decrease) in cash and cash equivalents......................................          27,951        (56,885)
Cash and cash equivalents:
  Beginning of period.....................................................................          12,176         83,117
                                                                                                ----------     ----------
  End of period...........................................................................      $   40,127     $   26,232
                                                                                                ==========     ==========
Supplemental disclosure of cash flow information:
  Cash paid during the nine month period for:
    Interest..............................................................................      $   11,476     $   16,285
                                                                                                ==========     ==========
    Taxes.................................................................................      $   22,620     $   10,108
                                                                                                ==========     ==========

           See notes to unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
             Notes to Unaudited Consolidated Financial Statements
             For the Nine Months Ended September 30, 2001 and 2000
                          and as of December 31, 2000

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

The Company also completed eight additional acquisitions of businesses and four asset purchases in the nine months ended September 30, 2001. The combined purchase price for these acquisitions was approximately $99,100,000 including notes issued of $8,600,000.

In March 2001, the Company entered into a non-binding letter of intent with ICO Inc. to acquire ICO's oilfield services business. This letter of intent subsequently expired. In August 2001, ICO's Board of Directors rejected the Company's offer to purchase ICO's oilfield services business.

4. Inventory

     At September 30, 2001 and December 31, 2000, inventories consisted of the following (in thousands):

                                                        September 30,     December 31,
                                                             2001             2000
                                                        -------------     ------------
     Raw materials..................................           84,734         $ 66,138
     Work in process................................           64,233           35,445
     Finished goods.................................           93,121           63,665
     Excess of current cost over LIFO value.........          (13,214)         (12,898)
                                                        -------------     ------------
     Inventory, net.................................         $228,874         $152,350
                                                        =============     ============

5. Comprehensive Income

     Comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 was as follows (in thousands):

                                                   Three Months Ended      Nine Months Ended
                                                      September 30,           September 30,
                                                    2001        2000        2001        2000
                                                  --------    --------    --------    --------
Comprehensive income (loss):
 Net income....................................   $ 24,898    $ 10,815    $ 55,772    $ 6,990
 Cumulative translation adjustment.............      3,033      (4,114)        841     (7,989)
                                                  --------    --------    --------    -------
 Total comprehensive income (loss).............   $ 27,931    $  6,701    $ 56,613    $  (999)
                                                  ========    ========    ========    =======

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

   Coiled Tubing & Wireline Products: This segment consists of the sale of highly-engineered coiled tubing equipment, related pressure control equipment, pressure pumping, wireline equipment and related tools to companies engaged in providing oil and gas well drilling, and completion and remediation services. Customers include major oil and gas coiled tubing service companies, as well as national oil companies.

   The Company evaluates the performance of its operating segments at the operating profit level which consists of income before interest expense (income), other expense (income), nonrecurring items and income taxes. Intersegment sales and transfers are not significant.

   Summarized information for the Company's reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses and certain goodwill and identified intangible amortization not allocated to product lines. Operating profit excludes merger, transaction and litigation costs of $1,164,000 in the three months ended September 30, 2000 and $16,500,000 and $24,760,000 in the nine months ended September 30, 2001 and 2000, respectively.

                                              Three Months Ended              Nine Months Ended
                                                 September 30,                  September 30,
                                             2001             2000          2001             2000
                                           --------         --------      --------         --------
                                                (in thousands)                  (in thousands)
Revenue:
Drilling Equipment Sales                   $101,617         $ 63,202      $259,104         $205,285
Tubular Services                             89,332           62,070       266,135          178,291
Drilling Services                            83,479           62,716       238,241          177,480
Coiled Tubing & Wireline Products            53,044           23,405       142,080           59,933
                                           --------         --------      --------         --------
Total                                      $327,472         $211,393      $905,560         $620,989
                                           ========         ========      ========         ========

Operating Profit:
Drilling Equipment Sales                   $ 10,263         $  5,105      $ 22,080         $ 20,557
Tubular Services                             17,466           10,411        53,019           27,010
Drilling Services                            18,259           11,232        54,292           26,918
Coiled Tubing & Wireline Products            12,211            4,265        32,261            9,609
Other                                       (11,865)          (8,708)      (36,234)         (26,824)
                                           --------         --------      --------         --------
Total                                      $ 46,334         $ 22,305      $125,418         $ 57,270
                                           ========         ========      ========         ========

7. Unaudited Condensed Consolidating Financial Information

   On May 1, 2001, the Company issued $200.0 million of 7 1/4% Senior Notes due 2011 ("2011 Notes"). The 2011 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Senior Credit Agreement and the Company's 7 1/2% Senior Notes due 2008 and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. A portion of the net proceeds from the issuance of the 2011 Notes was used by the Company to repay the revolving indebtedness outstanding under the Senior Credit Agreement. The remaining net proceeds are being used for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

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

   The following condensed consolidating balance sheet as of September 30, 2001 and related condensed consolidating statements of income and cash flows for the nine months ended September 30, 2001 should be read in conjunction with the notes to these unaudited consolidated financial statements.

                           VARCO INTERNATIONAL, INC.
         Notes to Unaudited Consolidated Financial Statements (cont'd)

7.   Unaudited Condensed Consolidating Financial Information (cont'd)
     Balance Sheet

                                                                          September 30, 2001
                                                                            (in thousands)
              ASSETS                      Varco                                  Non-
              ------                  International         Guarantor         Guarantor
                                          Inc.            Subsidiaries       Subsidiaries       Eliminations        Consolidated
                                    ----------------    ---------------   ---------------   ------------------  -----------------
Current assets:
  Cash and cash equivalents.......        $    4,390         $   13,056        $   22,681          $        --         $   40,127
  Accounts receivable, net........           282,633            392,813           842,368           (1,184,719)           333,095
  Inventory, net..................                --            141,300            87,574                   --            228,874
  Other current assets............                --             16,862            15,612                   --             32,474
                                    ----------------    ---------------   ---------------   ------------------  -----------------
     Total current assets.........           287,023            564,031           968,235           (1,184,719)           634,570

Investment in subsidiaries........           879,936            526,690                --           (1,406,626)                --
Property and equipment, net.......                --            226,112           162,582                   --            388,694
Identified intangibles, net.......                --             31,164                --                   --             31,164
Goodwill, net.....................                --            163,109           164,304                   --            327,413
Other assets, net.................             2,567              8,042             1,406                   --             12,015
                                    ----------------    ---------------   ---------------   ------------------  -----------------
     Total assets.................        $1,169,526         $1,519,148        $1,296,527          $(2,591,345)        $1,393,856
                                    ================    ===============   ===============   ==================  =================

     LIABILITIES AND EQUITY
    -----------------------

Current liabilities:
  Accounts payable................        $   53,571         $  528,548        $  689,036          $(1,184,719)        $   86,436
  Accrued liabilities.............             6,993             70,263            31,655                   --            108,911
  Income taxes payable............                --                958            15,697                   --             16,655
  Current portion of long-term
     debt.........................             4,407              3,042             4,437                   --             11,886
                                    ----------------    ---------------   ---------------   ------------------  -----------------
     Total current liabilities....            64,971            602,811           740,825           (1,184,719)           223,888

Long-term debt....................           300,647              7,682             8,276                   --            316,605
Pension liabilities...............                --                 --             8,025                   --              8,025
Deferred taxes payable............                --             12,380            10,678                   --             23,058
Other liabilities.................                --             17,180             1,192                   --             18,372
                                    ----------------    ---------------   ---------------   ------------------  -----------------
     Total liabilities............           365,618            640,053           768,996           (1,184,719)           589,948

Common stockholders' equity:
  Common stock....................               974                 --                --                   --                974
  Paid in capital.................           513,992            506,991           280,883             (787,874)           513,992
  Retained earnings...............           320,352            372,104           262,728             (634,832)           320,352
  Accumulated other comprehensive
    loss..........................           (16,080)                --           (16,080)              16,080            (16,080)
  Treasury Stock..................           (15,330)                --                --                   --            (15,330)
                                    ----------------    ---------------   ---------------   ------------------  -----------------
     Total common stockholders'
       equity.....................           803,908            879,095           527,531           (1,406,626)           803,908
                                    ----------------    ---------------   ---------------   ------------------  -----------------
     Total liabilities and equity.        $1,169,526         $1,519,148        $1,296,527          $(2,591,345)        $1,393,856
                                     ===============    ===============   ===============   ==================  =================

                           VARCO INTERNATIONAL, INC.
         Notes to Unaudited Consolidated Financial Statements (cont'd)

7. Unaudited Condensed Consolidating Financial Information (cont'd) Statement of Income

                                                                          Nine Months Ended
                                                                          September 30, 2001
                                                                            (in thousands)
                                           Varco                                Non-
                                      International,        Guarantor         Guarantor
                                           Inc.           Subsidiaries      Subsidiaries        Eliminations       Consolidated
                                      --------------    --------------    ---------------    ---------------    -----------------
Revenue.............................        $     --          $523,106           $493,520          $(111,066)            $905,560
Operating costs.....................              --           531,494            374,125           (108,977)             796,642
                                      --------------    --------------    ---------------    ---------------    -----------------
Operating profit....................              --            (8,388)           119,395             (2,089)             108,918
Other expense.......................             656             2,993              1,647             (2,089)               3,207
Interest expense....................          14,145               696                610                 --               15,451
                                      --------------    --------------    ---------------    ---------------    -----------------
Income (loss) before taxes..........         (14,801)          (12,077)           117,138                 --               90,260
Provision for taxes.................              --            11,100             23,388                 --               34,488
Equity in net income of subsidiaries          70,573            93,750                 --           (164,323)                  --
                                      --------------    --------------    ---------------    ---------------    -----------------
Net income..........................        $ 55,772          $ 70,573           $ 93,750          $(164,323)            $ 55,772
                                      ==============    ==============    ===============    ===============    =================

                           VARCO INTERNATIONAL, INC.
         Notes to Unaudited Consolidated Financial Statements (cont'd)

7. Unaudited Condensed Consolidating Financial Information (cont'd) Statement of Cash Flows

                                                                               Nine Months Ended
                                                                               September 30, 2001
                                                                                 (in thousands)
                                                   Varco                               Non-
                                              International,      Guarantor         Guarantor
                                                   Inc.          Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                            ---------------- -----------------  ---------------   ---------------   ---------------
Net cash provided by (used for)
 operating activities...................... $     (184,906)    $    117,803        $   99,715        $      --        $     32,612
Net cash used for investing activities:
 Capital expenditures......................             --          (27,713)          (15,599)              --             (43,312)
 Business acquisitions, net of cash
  acquired.................................             --          (71,478)          (74,373)              --            (145,851)
 Other.....................................             --               --             2,403               --               2,403
                                            --------------     ------------        ----------        ---------        ------------
  Net cash used for investing activities...             --          (99,191)          (87,569)              --            (186,760)
Cash flows provided by (used for)
 financing activities:
 Net payments under financing agreements...        179,249           (2,827)           (4,370)              --             172,052
 Net proceeds from sale of common stock....         10,047               --                --               --              10,047
                                            --------------     ------------        ----------        ---------        ------------
   Net cash provided by (used for)
    financing activities...................        189,296           (2,827)           (4,370)              --             182,099
                                            --------------     ------------        ----------        ---------        ------------
Net increase in cash and cash
 equivalents...............................          4,390           15,785             7,776               --              27,951

 Beginning of period.......................             --           (2,729)           14,905               --              12,176
                                            --------------     ------------        ----------        ---------        ------------
 End of period............................. $        4,390     $     13,056        $   22,681        $      --        $     40,127
                                            ==============     ============        ==========        =========        ============

8.   New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 141 all business combinations initiated after June 30, 2001 must be accounted for under the purchase method of accounting. Under SFAS 142, intangible assets deemed to have indefinite lives (including goodwill) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $10.4 million ($0.11 per share) per year. During the fourth quarter of 2001, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

  Item 2.  Management's Discussion and Analysis of Results of Operations and
                              Financial Condition

General Operating Environment Overview:

The Company's financial results for the third quarter and first nine months of 2001 improved over 2000 results due to increased demand for products and services directly related to stronger rig activity in North America and International markets. U.S., Canada, and International rig activity increased 27%, 2%, and 9%, respectively, in the third quarter of 2001 compared to the same period of 2000. The price of oil has remained strong as the West Texas Intermediate Crude price per barrel was at an average of $26.62 for the third quarter of 2001, the seventh consecutive quarter that the average price has been above $25.00 a barrel. Natural gas prices, however, were at $2.76 per mmbtu, the lowest quarterly average price since the first quarter of 2000, and 58% below the average price in the fourth quarter of 2000. The recent decline in natural gas prices has begun to have a negative impact on U.S. rig activity, which has declined 9% from September 30, 2001 to October 26, 2001. The decline in U.S. rig activity is expected to adversely impact the Company's U.S. Tubular and Drilling Services business in the fourth quarter of 2001. The Company expects this impact to be offset to some extent by greater revenue and operating profit from its Drilling Equipment Sales product line, which has generated a 211% increase in backlog from $88.1 million at December 31, 2000 to $274.3 million at September 30, 2001.

The following graph details U.S., Canada, and International rig activity, West Texas Intermediate Oil and natural gas prices for the past two years on a quarterly basis:


                            [GRAPH APPEARS HERE]

                  Rollforward - Rig Count / Oil & Gas Prices

              -------------------------------------------------------------------------------------------------------------------
                          3Q99        4Q99        1Q00        2Q00        3Q00         4Q00        1Q01        2Q01        3Q01
---------------------------------------------------------------------------------------------------------------------------------
           US             643         775         770          842         980         1073        1140        1237       1,241
---------------------------------------------------------------------------------------------------------------------------------
       Canada             254         337         480          245         314          375         515         252         320
---------------------------------------------------------------------------------------------------------------------------------
International             565         571         576          629         694          711         724         751         757
---------------------------------------------------------------------------------------------------------------------------------
Intermediate           $21.68     $ 24.50     $ 28.82      $ 28.82     $ 31.74      $ 31.98     $ 28.81     $ 27.92    $  26.62
---------------------------------------------------------------------------------------------------------------------------------
  Natural Gas          $ 2.55     $  2.49     $  2.62      $  3.64     $  4.49      $  6.54     $  6.31     $  4.37    $   2.76
---------------------------------------------------------------------------------------------------------------------------------

Sources:  Rig Count - Baker Hughes Incorporated ("BHI")
          West TX Intermediate Crude Price and Natural Gas Price - U.S. Department of Energy (Energy Information Administration).

Results of Operations

Three and Nine Months Ended September 30, 2001 and 2000

Revenue. Revenue was $327.5 million and $905.6 million for the third quarter and first nine months of 2001, representing increases of $116.1 million (55%) and $284.6 million (46%) compared to the same periods of 2000. The increase was due to the strong growth in all of the Company's four business segments, as a direct result of the increase in oil and gas drilling activity, and acquisitions in 2000 and 2001. The following table summarizes revenue by operating segment (in $ thousands):

                                                     Three Months Ended                          Nine Months Ended
                                                        September 30,                              September 30,
Revenue:                                                 2001                2000                2001                  2000
                                          -------------------     ---------------     ---------------     -----------------
Drilling Equipment Sales                             $101,617            $ 63,202            $259,104              $205,285
Tubular Services                                       89,332              62,070             266,135               178,291
Drilling Services                                      83,479              62,716             238,241               177,480
Coiled Tubing & Wireline Products                      53,044              23,405             142,080                59,933
                                          -------------------     ---------------     ---------------     -----------------
Total                                                $327,472            $211,393            $905,560              $620,989
                                          ===================     ===============     ===============     =================

Drilling Equipment Sales revenue was $101.6 million and $259.1 million for the three and nine months ending September 30, 2001, representing increases of $38.4 million (61%) and $53.8 million (26%) compared to the same periods of 2000. In addition, new orders for the three months ended September 30, 2001 were $159.5 million, an increase of $67.3 million (73%) compared to the same period of 2000. Backlog at September 30, 2001 was $274.3 million compared to $77.8 million at September 30, 2000, representing an increase of 253%. The increases in revenue, new orders, and backlog were due to the increase in worldwide drilling activity discussed above. Drilling contractors have continued to increase refurbishing efforts, to upgrade rigs to meet rising drilling demands and improve efficiency, and to provide equipment to new rigs. More specifically, the Company shipped drilling equipment for the Maersk XL-1 rig during the third quarter of 2001 with no comparable large shipments in the same quarter of 2000.

Tubular Services revenue was $89.3 million and $266.1 million in the third quarter and first nine months of 2001, respectively, representing increases of $27.3 million (44%) and $87.8 million (49%) over the same periods of 2000. The increases were due to the change in North America rig activity, which was up 27% and 40% in the third quarter and first nine months of 2001 compared to the same periods of 2000, and the acquisition of two Fiberglass operations: Smith Fiberglass in December 2000 and Fibercast in July 2001. North America inspection and coating revenue was up $5.2 million (19%) in the three months ended September 30, 2001 compared to the same period of 2000. The acquisition of the two Fiberglass operations led to a $14.7 million increase in Fiberglass revenue in the third quarter of 2001 over the third quarter of 2000. The remaining increase in Tubular Services revenue was in the European inspection and coating markets, and U.S. Pipeline inspection revenue.

Drilling Services revenue was $83.5 million and $238.2 million for the third quarter and first nine months of 2001, representing increases of $20.8 million (33%) and $60.8 million (34%) over the same periods of 2000. The increase in third quarter revenue was mainly due to greater activity in Western Hemisphere operations, the sale of solids control equipment and greater rental revenue in Eastern Hemisphere markets, and greater revenue from the Company's North America Instrumentation business. North America solids control revenue increased $6.2 million (49%) and Latin America revenue increased $1.4 million (8%), while Eastern Hemisphere solids control revenue was up $11.0 million (145%). Revenue from the Company's instrumentation business increased $7.8 million (45%) and was strengthened by both greater market activity and the acquisition of two Canadian instrumentation operations in the first nine months of 2001, Chimo Equipment Ltd. and Alberta Instruments Ltd.

Coiled Tubing and Wireline Products revenue was $53.0 million and $142.1 million for the third quarter and first nine months of 2001, representing increases of $29.6 million (127%) and $82.1 million (137%) over the same periods of 2000.
The increases were due mainly to greater sales of coiled tubing units and pressure control equipment, and the January 2001 acquisition of Quality Tubing. In addition, the first half 2001 acquisitions of

Bradon Industries Ltd. in Canada and Albin's Enterprises, Inc. in Oklahoma also contributed to the revenue growth. Backlog for the Coiled Tubing and Wireline Products group was $80.0 million at September 30, 2001 compared to $42.6 million at September 30, 2000, an increase of 88%.

Gross Profit. Gross profit was $96.1 million (29.3% of revenue) and $268.5 million (29.7% of revenue) for the third quarter and first nine months of 2001, a 60% and 58% improvement over the third quarter and first nine months of 2000 gross profit of $60.2 million (28.5% of revenue) and $169.6 million (27.3% of revenue). The improvements in 2001 gross profit dollars were due to the higher revenue discussed above. The improvements in gross profit percentages were due to strong operating profit leverage in Tubular Services, Drilling Services, and Coiled Tubing and Wireline Products.

Selling, General, and Administrative Costs. Selling, general, and administrative costs were $37.1 million and $109.3 million in the third quarter and first nine months of 2001 compared to $29.6 million and $88.7 million for the same periods of 2000. As a percent of revenue, selling, general, and administrative costs were 11.3% in the third quarter of 2001 compared to 14.0% in the third quarter of 2000. The 2001 third quarter dollar increase in selling, general, and administrative costs was due mainly to the increase in sales commissions and other revenue related costs as a result of the revenue increase discussed above and fourteen acquisitions completed since the end of the third quarter of 2000. In addition, the Company had a worldwide employee merit increase at the beginning of the second quarter of 2001, which also accounted for part of the increase.

Research and Engineering Costs. Research and engineering costs were $12.6 million and $33.8 million for the third quarter and first nine months of 2001, representing increases of $4.3 million and $10.3 million over the same periods of 2000. The increases were due mainly to greater costs in the Drilling Equipment group. In addition, fourteen acquisitions since the end of the third quarter of 2000 also contributed to the increase.

Merger, Transaction, and Litigation Costs. Merger, transaction, and litigation costs were $16.5 million during the nine months ended September 30, 2001 compared to $24.8 million during the nine months ended September 30, 2000. During the second quarter of 2001 the Company engaged in a court ordered mediation and as a result recorded a $16.5 million charge concerning a patent litigation matter, which has subsequently been settled (see Part II, Item 1 Legal Proceedings). The 2000 merger and transaction costs included financial advisor fees, full vesting of executive stock matching awards and employment retirement benefits, equipment rationalization write-offs, certain costs related to employment contracts, and legal, accounting, and printing costs associated with the Merger.

Operating profit. Operating profit was $46.3 million and $108.9 million for the three and nine months ended September 30, 2001 compared to $21.1 million and $32.5 million for the same periods of 2000. The increases in operating profit were due to the factors discussed above.

Interest expense. Interest expense was $6.1 million and $15.5 million for the three and nine months ended September 30, 2001 compared to $3.0 million and $12.3 million for the same periods of 2000. The increases in interest expense were due to the greater average outstanding debt balances as a result of the $200.0 million Senior Notes issued in the second quarter of 2001.

Other Expense (Income). Other expense includes interest income, foreign exchange, and other expense (income). Net other expense was $1.6 million and $3.2 million for the three and nine months ended September 30, 2001 compared to income of $0.3 million and $1.8 million for the same periods of 2000. The increase in other expense in 2001 was primarily due to the permanent impairment of an investment and foreign exchange losses incurred in the third quarter of 2001 due to a weaker U.S. dollar.

Provision for Income Taxes. The Company's effective tax rate for the third quarter and first nine months of 2001 was 35.5% and 38.2%. These rates are higher than the domestic rate of 35%, due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net Income. Net income for the third quarter and first nine months of 2001 was $24.9 million and $55.8 million, respectively, compared to net income of $10.8 million and $7.0 million for the third quarter and first nine months of 2000.

Financial Condition and Liquidity

September 30, 2001

For the nine months ended September 30, 2001, cash provided by operating activities was $32.6 million compared to $52.4 million for the nine months ended September 30, 2000. Cash was provided by operations in 2001 through net income of $55.8 million plus non-cash charges of $56.9 million, an increase in accounts payable and accrued liabilities of $10.5 million, and an increase in income taxes payable of $14.4 million. These items were offset by an increase in accounts receivable of $40.1 million, an increase in inventory of $55.9 million, and an increase in prepaid expenses and other assets of $9.0 million. Accounts receivable increased due to an $81.8 million increase in revenue in the third quarter of 2001 compared to the fourth quarter of 2000. Inventory increased due to an increase in work-in-process as the September 30, 2001 backlog for the Drilling Equipment Sales segment increased $186.2 million during the first nine months of 2001. The increase in prepaid expenses and other assets was due to an increase in prepaid insurance, taxes, and deferred costs on drilling equipment projects. The increase in accounts payable and accrued liabilities was due to increased vendor payables and accruals associated with increased operations and greater accrued interest associated with higher outstanding debt balances. The increase in income taxes payable was due to greater pre-tax profit in the third quarter of 2001 than the fourth quarter of 2000.

For the nine months ended September 30, 2001, cash used for investing activities was $186.8 million compared to $28.4 million for the same period of 2000. The Company used $145.9 million to acquire thirteen separate businesses/asset acquisitions in the first nine months of 2001. See Note 3 of Notes to Unaudited Consolidated Financial Statements. Capital spending of $43.3 million was related primarily to capital additions for the strong North America market in the Tubular Services and Drilling Services product lines.

For the nine months ended September 30, 2001, the Company generated $182.1 million of cash from financing activities compared to cash used of $80.8 in the same period of 2000. Cash generated consisted of net borrowings of $172.1 million (primarily from the $200.0 million bonds described in Note 7 of the Notes to Unaudited Consolidated Financial Statements) and proceeds from the sale of stock of $10.0 million.

At September 30, 2001, the Company had cash and cash equivalents of $40.1 million, and current and long-term debt of $328.5 million. At December 31, 2000, the Company had cash and cash equivalents of $12.2 million, and current and long-term debt of $136.5 million. The increase in current and long-term debt was due primarily to business and asset acquisitions of $209.1 million (cash and debt) during the first nine months of 2001, and the issue on May 1, 2001 of $200.0 million of 7 1/4% Senior Notes due 2011. The Company's outstanding debt at September 30, 2001 consisted of $201.6 million of the 2011 Notes, $99.1 million of 2008 Notes, $4.4 million of term loans due under the Company's Senior Credit Agreement, and $23.4 million of other debt.

At September 30, 2001, the Company had outstanding letters of credit of $7.3 million. The Company's revolving credit facility agreement expired on August 6, 2001 and is expected to be replaced sometime in the fourth quarter of 2001.

The Company believes that its September 30, 2001 cash and cash equivalents, its new credit facility, and cash flow from operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, general economic and political conditions including the uncertainties resulting from the September 11, 2001 terrorist attacks in New York City, Washington, D.C. and related events, risks associated with growth through acquisitions and other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the caption "Factors Affecting Future Operating Results." In addition, the Company's backlog is based upon anticipated revenues from customer orders that the Company believes are firm. In accordance with industry practice, orders or commitments to purchase the Company's products generally can be cancelled by customers at any time. In addition, orders and commitments are sometimes modified before or during manufacturing of the products. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

Item 3.  Quantitative & Qualitative Disclosure About Market Risk

  The Company does not believe it has a material exposure to market risk. The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. As of September 30, 2001, the Company had no interest rate swap agreements outstanding. At September 30, 2001, the Company had $328.5 million of outstanding debt. Fixed rate debt included $201.6 million of the 2011 Notes at a fixed interest rate of 7 1/4% and $99.1 million of the 2008 Notes at a fixed interest rate of 7 1/2%. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at September 30, 2001. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has settled the litigation styled Derrick Manufacturing Corporation vs. Advanced Wirecloth, Inc., Environmental Procedures, Inc. dba SWECO Oilfield Services et al (Civil Action No. 942417) in the United States District Court for the Southern District of Texas, Houston Division, which was a consolidated action with Civil Action No. 95-3653. All claims related to this litigation were settled including, among other things (1) infringement of United States Patent Nos. 4,575,421, 5,417,858, 5,417,859, 5,720,881 and 5,783,077, (2)
trademark infringement, (3) unfair competition, (4) false patent marking of products, (5) false advertising under Section 43(a) of the Lanham Act, and (6) violation of Texas' Anti-Dilution Act. The specific terms of this settlement are covered by agreements of confidentiality and certain provisions may still be the subject of the protective order issued by the Court. The Company believes that it has indemnity coverage from certain of its insurance carriers for certain of the alleged claims, and also believes its cost of defending this action are covered by insurance. However, this suit is the subject of reservation of rights by certain carriers and coverage could be contested by carriers providing such insurance. The Company is currently aggressively pursuing its claims for costs of defense and indemnity.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit reference is hereby made to the Exhibit Index commencing on Page 18.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VARCO INTERNATIONAL, INC.
                                    -------------------------
                                           (Registrant)



Date: November 9, 2001              /s/Joseph C. Winkler
----------------------              --------------------
                                    Joseph C. Winkler
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer (Duly Authorized
                                    Officer, Principal Financial and Accounting
                                    Officer)

                                 EXHIBIT INDEX

 Exhibit                                          Description                                               Note No.
 -------                                          -----------                                               --------
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

 4.5      Registration Rights Agreement dated March 7, 1997 among the Company and certain                  (Note 10)
          stockholders of Fiber Glass Systems, Inc.

 4.6      Indenture, dated as of February 25, 1998, between the Company, the Guarantors named              (Note 11)
          therein and The Bank of New York Trust Company of Florida as trustee, relating to
          $100,000,000 aggregate principal amount of 7 1/2% Senior Notes due 2008 Specimen
          Certificate of 7 1/2% Senior Notes due 2008 (the "Private Notes"); and Specimen
          Certificate of 7 1/2% Senior Notes due 2008 (the "Exchange Notes").

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

 10.1.1   Form of Amendment No. 1 to Amended and Restated Secured Credit Agreement dated                   (Note 13)
          as of March 29, 1999.

 10.1.2   Form of Reaffirmation of Guarantee relating to Amended and Restated Secured Credit               (Note 13)
          Agreement dated as of March 29, 1999.

 10.2*    Deferred Compensation Plan dated November 14, 1994; Amendment thereto dated                      (Note 12)
          May 11, 1998.

  Exhibit                                         Description                                              Note No.
  -------                                         -----------                                              --------
    No.
    ---
10.3*     Amended and Restated 1996 Equity Participation Plan                                              (Note 1)

10.3.1*   Form of Non-qualified Stock Option Agreement for Employees and Consultants;                      (Note 7)
          Form of Non-qualified Stock Option Agreement for Independent Directors.

10.4*     DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non-Statutory Stock Option Agreement.       (Note 8)

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

10.10.1   First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.10 hereto           (Note 23)

10.11*    The Varco International, Inc. 1990 Stock Option Plan, as amended                                 (Note 21)

10.11.1*  Amendments to the Varco International, Inc. 1990 Stock Option Plan                               (Note 26)

10.11.2*  Form of amendment to stock option agreements under the Varco International, Inc. 1990 Stock      (Note 26)
          Option Plan

10.12*    Varco International, Inc. 1994 Directors' Stock Option Plan                                      (Note 23)

10.12.1*  Amendment to Varco International, Inc. 1994 Directors' Stock Option Plan                         (Note 25)

10.13*    The Varco International, Inc. Deferred Compensation Plan                                         (Note 26)

  Exhibit                                            Description                                          Note No.
  -------                                            -----------                                          --------
    No.
    ---
10.14     Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial      (Note 6)
          Leasing, Inc.

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