Form 10-K
period 2001-12-31
VARCO INTERNATIONAL INC /DE/
filed 2002-03-11
CIK 860097

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from ____________ to ____________

                               -----------------

                           VARCO INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                   0-18312                 76-0252850
      (State or other        (Commission File No.)       (I.R.S. Employer
      jurisdiction of                                   Identification No.)
     incorporation or
       organization)

    One BriarLake Plaza, 2000 W. Sam Houston Pkwy             77042
           South, Suite 1700, Houston, TX                  (Zip Code)
      (Address of principal executive offices)

      Registrant's telephone number, including area code: (281) 953-2200

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
          Title of each class                      which registered
          -------------------                  ------------------------
     Common stock, $.01 par value               New York Stock Exchange
    Preferred Share Purchase Rights             New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 22, 2002, was $1,319,902,784 based on the closing sales price of such stock on such date.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The number of shares outstanding of the registrant's common stock as of February 22, 2002, was 96,049,170.

                               -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for its 2002 Annual Meeting are incorporated by this reference into Part III, as set forth herein.

================================================================================

ITEM 1.   BUSINESS

General

   Varco International, Inc. (the "Company") is a leading provider of highly engineered drilling and well-servicing equipment, products and services to the world's oil and gas industry. The Company is the world's leading manufacturer and supplier of innovative drilling systems and rig instrumentation; oilfield tubular inspections and internal tubular coating techniques; drill cuttings separation, management and disposal systems and services; and coiled tubing and pressure control equipment for land and offshore drilling and well stimulation operations. The Company also provides in-service pipeline inspections, manufactures high pressure fiberglass tubulars, and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. The Company has a long tradition of pioneering many drilling and production innovations which have steadily improved the efficiency, safety, cost and environmental impact of petroleum operations.

   The Company is engaged in the design, manufacture, sale and rental of drilling and well-remediation equipment, and provides technical services around the world, with operations spanning six continents, 49 countries and every major oilfield market in the world. The Company underwent a significant transformation in May 2000 when Varco International, Inc., a California corporation ("Varco"), merged into Tuboscope Inc. ("Tuboscope") (the "Merger"). The Merger has been accounted for as a pooling of interests, and unless otherwise indicated, the financial, historical and other information included herein is for the combined company. The Company's common stock is traded on the New York Stock Exchange under the symbol "VRC." The Company operates through four business groups: Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

   The Drilling Equipment Sales group manufactures and sells integrated systems and equipment for rotating and handling pipe on offshore and land drilling rigs; a complete line of conventional drilling rig tools and equipment, including pipe handling tools, hoisting equipment and rotary equipment; pressure control and motion compensation equipment; derricks and rig substructures; and flow devices. Customers include major oil and gas companies, independent producers, national oil companies, oilfield supply stores, and onshore and offshore drilling contractors.

   The Tubular Services group provides internal coating products and services, inspection and quality assurance services for oil country tubular goods, including drillpipe, production tubulars and flowlines. Additionally, this group includes the sale and rental of proprietary equipment used to inspect tubular products at steel mills, and the design, manufacture and sale of corrosion-resistant high pressure fiberglass tubular goods. The Tubular Services group also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores, industrial plant operators and steel mills.

   The Drilling Services group sells and rents technical equipment used in, and provides services related to, the separation and management of drill cuttings (solids) from fluids used in the oil and gas drilling processes (Solids Control). The Drilling Services group also includes the sale and rental of data collection and monitoring systems used to manage the drilling process on site (Rig Instrumentation). Customers include major oil and gas companies, independent producers, national oil companies and drilling contractors.

   The Coiled Tubing & Wireline Products group designs, manufactures, and sells highly-engineered coiled tubing and related equipment, related pressure control equipment, pressure pumping, wireline and related tools to companies engaged in providing oil and gas well drilling, completion and remediation services. Customers include major oil and gas coiled tubing service companies, as well as major oil companies and independent producers.

   The following table sets forth the contribution to the Company's total revenues of its four operating groups:

                                                Years Ended December 31,
                                              ----------------------------
                                                 2001      2000     1999
                                              ---------- -------- --------
                                                     (in thousands)
      Drilling Equipment Sales............... $  395,550 $283,360 $504,245
      Tubular Services.......................    352,624  248,099  194,929
      Drilling Services......................    314,272  250,229  202,518
      Coiled Tubing & Wireline Products......    205,363   84,927   74,156
                                              ---------- -------- --------
             Total........................... $1,267,809 $866,615 $975,848
                                              ========== ======== ========

Influence of Oil and Gas Activity Levels on the Company's Business

   The oil and gas industry in which the Company participates has historically experienced significant volatility. Demand for the Company's services and products depends primarily upon the general level of activity in the oil and gas industry worldwide, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the volume of production, the number of well completions and the level of well workover activity. Oil and gas activity is heavily influenced by, among other factors, oil and gas prices worldwide. High levels of drilling and well-remediation activity spur direct demand for the Company's products and services used to drill and remediate oil and gas wells, particularly in Tubular Services and Drilling Services. Additionally, high levels of oil and gas activity increase cash flows for drilling contractors and well-remediation oilfield service contractors to reinvest in capital equipment which the Company sells through its Drilling Equipment Sales and Coiled Tubing & Wireline Products groups.

   Drilling and workover activity can fluctuate significantly in a short period of time, particularly in the United States and Canada. The willingness of oil and gas operators to make capital expenditures to explore for and produce oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including: the ability of the members of the Organization of Petroleum Exporting Countries to maintain oil price stability through voluntary production limits of oil; the level of oil production by non-OPEC countries; worldwide demand for oil; the supply and demand for natural gas; general economic and political conditions; costs of exploration and production; and the availability of new leases and concessions and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations.

   Low petroleum prices adversely affected the Company's business in the second half of 1998 and throughout 1999 as drilling and well remediation activity declined. The Company's overall revenues grew in 1998, but declined steadily through 1999 and 2000 as the Company completed orders for Drilling Equipment Sales placed in 1997 and early 1998. Strengthening oil and gas prices in late 1999 and 2000 led to recoveries in the Company's Tubular Services and Drilling Services groups as drilling and well remediation activity rose during the period. Drilling Equipment Sales and Coiled Tubing & Wireline Products revenues began to rise in late 2000 as drilling contractors and well service companies began to invest in new capital equipment following the higher levels of oilfield activity in 2000. Drilling activity began to decline in mid-2001 due to lower oil and gas prices. The Company's Drilling Services and Tubular Services revenue began to decline in late 2001, and backlog levels for the Company's Drilling Equipment Sales and Coiled Tubing Wireline Products divisions also began to decline in late 2001, as a result.

The Drilling Process

   Oil and gas wells are usually drilled by a drilling rig using a bit attached to the end of drill stem made up of 30-foot joints of drill pipe. Using the conventional rotary drilling method, the drill stem is turned from the rotary table in the floor of the drilling rig by torque applied to the "kelly" (a square or hexagonal section of pipe located at the top of the drill stem) by means of the master bushing and kelly bushing. During the drilling process heavy fluids ("drilling muds") are pumped down through the drill stem and forced out through the bit. The drilling mud returns to the surface through the hole area surrounding the drill stem, carrying with it the cuttings drilled out by other specialized equipment. The cuttings are removed from the mud by a solids control system (which can include shakers, centrifuges and disposed of in an environmentally sound manner. The solids control system permits the mud to be continuously recirculated back into the hole. The drilling mud also serves to contain pressure surges of gas, oil or water ("kicks") that may intrude into the borehole from the formation. Corrosive fluids may be in the formation or in materials used in the drilling process. Accordingly, it is prudent for operators to protect expensive drill stem from such corrosive fluids, and to inspect and assess the integrity of the drill pipe from time to time.

   As the hole depth increases, the kelly must be removed frequently so that additional 30-foot joints of pipe can be added to the drill stem, which may be assembled into lengths in excess of six miles. When the bit becomes dull, the entire drill stem is pulled out of the hole and disassembled, the disconnected sections of pipe are set aside or "racked," the old bit is replaced and the drill stem is reassembled and lowered back into the hole (a process called "tripping"). During drilling and tripping operations, tool joints must be screwed together and tightened ("spun in" and "made up"), and loosened and unscrewed ("broken out" and "spun out"). When the hole has reached certain depths, all of the drill pipe is pulled out of the hole and larger diameter pipe known as casing is lowered into the hole and cemented in place in order to protect against collapse and contamination of the hole. The integrity of the casing is typically assessed before it is lowered into the hole.

   The raising and lowering of the drill stem while drilling or tripping, and the lowering of casing into the well bore, are accomplished with the rig's hoisting system. A conventional hoisting system is a block and tackle mechanism, and the drilling rigs derrick must have sufficient structural integrity to support the entire weight of the drill stem or casing string.

   During the drilling process it is possible for formation fluids, such as natural gas, water or oil, to get into the wellbore, creating additional pressure which, if not controlled, could lead to a "blowout" of the well. To prevent blowouts, a series of high-pressure valves known as blowout preventers ("BOPs") are positioned at the top of the well and, when activated, form pressure tight seals which prevent the escape of fluids. When closed, conventional BOPs prevent normal rig operations and are activated only if drilling mud and normal well control procedures cannot safely contain the pressure. BOPs have been designed to contain pressure of up to 15,000 psi.

   After the well has reached its total depth and the final section of casing has been set, the drilling rig is moved off of the well and the well is prepared to begin producing oil or gas in a process known as "well completion." Well completion usually involves running production tubing concentrically in the casing. Due to the corrosive nature of many produced fluids, this production tubing is often coated, or constructed of corrosion resistant composite materials. From time to time, a producing well may undergo workover procedures to extend its life and increase its production rate. Frequently coiled tubing units or wireline units are used to accomplish certain stimulations or completion of operations on wells. Coiled tubing is a recent advancement in petroleum technology consisting of a continuous length of reeled tubing which can be injected concentrically into the production tubing all the way to the bottom of most wells. It permits many operations to be performed without disassembling the production tubing, and without curtailing the production of the well.

Drilling Equipment Sales Group

   The Company has a long tradition of pioneering innovations such as the top drive and automatic pipe handling systems which improve the efficiency, safety, and cost of drilling operations. The Drilling Equipment Sales group designs, manufactures and sells a wide variety of top drives, automated pipe racking systems, motion compensation systems, rig controls, blow-out preventors, handling tools, drawworks, risers, rotary tables, and other drilling equipment for both the onshore and offshore markets, and is a leader in the development of innovative drilling systems. Based on its supply of drilling equipment for most of the newly-constructed harsh environment offshore drilling rigs over the past few years, the Company believes it is the worldwide market leader in several of these product categories. During 2001, the Company also emphasized the land rig market and as a result saw a larger portion of its drilling equipment sales business related to onshore drilling rigs. The Drilling Equipment Sales group sells directly to drilling contractors and oil companies. Demand for its products, several of which are described below, is strongly dependent upon capital spending plans by oil and gas companies and drilling contractors.

   Top Drives. The Top Drive Drilling System ("TDS"), originally introduced by Varco in 1982, significantly alters the traditional drilling process. Using the TDS, the drill stem is rotated from its top by means of a large electric motor. This motor is affixed to rails installed in the derrick and traverses from near the top of the derrick to the rig floor as the drill stem penetrates the earth. Therefore, the TDS eliminates the use of the conventional rotary table for drilling. Components of the TDS also are used to connect additional lengths of pipe to the drill stem during drilling operations.

   The TDS combines elements of pipe handling tools, as well as hoisting and rotary equipment, in a single system. During drilling operations, elements of the TDS perform functions such as spinning-in and making-up tool joints. It also incorporates a drill pipe elevator, providing the capability to maneuver a stand of pipe into position to be added to the drill string when drilling, or to hold and hoist the entire drill stem. Drilling with a TDS provides several advantages over conventional drilling. It enables drilling with three joints of drill pipe, often reducing by two-thirds the time spent in making connections of drill pipe. In addition it facilitates "horizontal" and "extended reach" drilling (the practice of drilling wells which deviate substantially from the vertical) by providing the ability to rotate the pipe as it is removed from, or replaced into, the hole, thus reducing friction and the incidence of pipe sticking. This can often dramatically reduce drilling "trouble costs". The TDS can also increases the safety of drilling operations.

   The TDS has demonstrated substantial economic advantages. Users of the system report reductions in drilling time ranging up to 40%. By facilitating extended reach drilling, the TDS increases the area which can be drilled from a given location, such as a fixed platform or man-made island. Thus, the production from a given reservoir of oil can be increased, and the number of costly fixed platforms required to develop the field can be minimized. The TDS has evolved continuously since its initial introduction. Today, the Company's top drive product line includes several models, each designed to satisfy specific customer requirements.

   Pipe Racking Systems. Pipe racking systems are used to handle drill pipe, casing, tubing and other types of pipe (collectively, "tubulars") on a drilling rig. Vertical pipe racking systems move drill pipe and casing between the well and a storage ("racking") area on the rig floor. Horizontal racking systems are used to handle tubulars while stored horizontally (for example, on the pipe deck of an offshore rig) and transport it up to the rig floor and raise it to a vertical position from which it may be passed to a vertical racking system.

   Mechanical vertical pipe racking systems greatly reduce the manual effort involved in pipe handling. The Pipe Handling Machine ("PHM"), introduced by Varco in 1985, provides a fully automated mechanism for handling and racking of drill pipe and drill collars during drilling and tripping operations. It incorporates the spinning and torquing functions of the Automated Roughneck with the automatic hoisting and racking of disconnected joints of pipe. These functions are integrated via computer controlled sequencing, and the Pipe Handling Machine is operated by a person in an environmentally secure cabin. The Automated Roughneck is an automated microprocessor-controlled version of the Iron Roughneck, which was originally introduced by Varco in 1976.

   Vertical pipe racking systems are used predominantly on offshore rigs and are found on almost all floating rigs. Horizontal pipe racking systems were introduced by Varco in 1993. They include the Pipe Deck Machine ("PDM"), which is used to manipulate and move tubulars while stored in a horizontal position; the Pipe Transfer Conveyor ("PTC"), which transports sections of pipe to the rig floor; and a Pickup Laydown System ("PLS"), which raises the pipe to a vertical position for transfer to a vertical racking system. These components may be employed separately, or incorporated together to form a complete horizontal racking system, known as the Pipe Transfer System ("PTS").

   Hoisting systems are used to raise or lower the drill stem while drilling or tripping, and the lowering of casing into the well bore. During 1999, Varco introduced its first "Automated Hoisting System" ("AHS"), which uses an AC-powered motor and a braking system that offers precise proportional control. The AHS automates the repetitive hoisting and drilling operations through user-friendly, touch-screen Electronic Driller interface. The AHS is smaller and lighter than conventional hoisting systems. The Company received its first order for an AHS in 2000 and delivered the first AHS in 2001.

   Blow-out Preventers. BOPs are devices used to seal the space ("annulus") between the drill pipe and the borehole to prevent an uncontrolled flow of formation fluids and gases. The Drilling Equipment Sales group manufactures three types of BOPs under the Shaffer brandname. Ram and annular BOPs are back-up devices and are activated only if other techniques for controlling pressure in the well bore are inadequate. When closed, these devices prevent normal rig operations. Ram BOPs seal the wellbore by hydraulically closing rams against each other across the wellbore. Specially designed packers seal around specific sizes of pipe in the wellbore, shear pipe in the wellbore or close off an open hole. Annular BOPs seal the wellbore by hydraulically closing a rubber packing unit around the drill pipe or kelly or by sealing against itself if nothing is in the hole. The rotating BOP allows operators to drill or strip into or out of the well at low pressures without interrupting normal operations.

   Varco expanded its BOP line in 1995 with the introduction of a system for achieving Pressure Control While Drilling (PCWD(R)). This new BOP allows normal drilling operations to proceed while controlling pressures up to 2,000 psi, and will operate as a normal spherical BOP at pressures up to 5,000 psi.

   In 1998 Varco introduced the NXT(R) ram type BOP which eliminates door bolts, providing weight and space savings. Its unique features make subsea operation more efficient through faster ram configuration changes without tripping the stack.

   The Company sells conventional BOP control systems under the registered trademark Koomey(R). The Koomey control system is hydraulically activated and is used to operate BOPs and associated valves remotely for both land systems and offshore systems. With the recent increase in deep-water drilling depths, traditional hydraulic control systems are inadequate to activate BOPs, which rest on the ocean floor and may be 5,000 feet or more below the surface. In 1997, Varco introduced the IVth Generation MUX, an electronic control system designed specifically for deep-water applications. In 2001, the Company acquired technology from Maris International related to a continuous circulation device the Company hopes to commercialize.

   Motion Compensation Systems. The Drilling Equipment Sales group sells motion compensation equipment under the registered trademark Rucker(TM). Motion compensation equipment stabilizes the bit on the bottom of the hole, increasing drilling effectiveness of floating offshore rigs by compensating for wave and wind action. This group also manufactures tensioners, which provide continuous reliable axial tension to the marine riser pipe (larger diameter pipe which connects floating drilling rigs to the well on the ocean floor) and guide lines on floating drilling rigs, tension leg platforms and jack-up rigs. An important product extension in 1996 was the Riser Recoil System, which provides a safe disconnect when the floating rig encounters an unanticipated need to leave location.

   Pipe Handling Tools. The Company's pipe handling tools are designed to enhance the safety, efficiency and reliability of pipe handling operations. Many of these tools have provided innovative methods of performing the designated task through mechanization of functions previously performed manually. The Drilling Equipment Sales group manufactures various tools used to grip, hold, raise, and lower pipe, and in the making up and breaking out of drill pipe, workstrings, casing, and production tubulars including spinning wrenches, manual tongs, torque wrenches and kelly spinners. The spinning wrench is a tool used to screw together and unscrew joints of drill pipe. Manual tongs are used to make up or break out tool joints, while the torque wrench is a hydraulically powered device which performs this function with enhanced safety and precision. The kelly spinner is a pneumatically or hydraulically powered tool used to connect and disconnect the kelly to and from the drill stem as additional lengths of pipe are added while drilling.

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

   Rig Controls. Drilling consoles, and recently, the V-ICIS(TM), are typically sold as an integral part of a new rig, or as a major upgrade component for an existing rig. In the United States and Canada, most other drilling instrumentation products are usually rented to the drilling contractor or oil company when necessary, and are therefore not permanently installed on the rig. The Company rents this type of equipment within its Drilling Services group. Internationally, nearly all Instrumentation Equipment is sold to the rig owner and becomes a permanent part of the drilling rig.

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

   Derricks and substructures. The Company began offering design, fabrication and repair services for derricks and substructures through its acquisition of Morinoak International Ltd. in September 2001. Through Morinoak International, the Company operates engineering and fabrication facilities in Great Yarmouth, England and Aberdeen, Scotland. Morinoak's service offerings include modification of existing drilling rigs to accept top drives and pipe handling equipment. It also refurbishes, repairs and fabricates structural components from both land and offshore rigs.

   The products of the Drilling Equipment Sales group are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development or improved availability and delivery. The group's primary competitors are Hydralift AS, a Norwegian company, National-Oilwell, Inc., Cooper Cameron Corporation, Hydril Company, Stewart and Stevenson Service, Inc., DenCon Oil Tools, Weatherford International, Inc., Aker Maritime AS, Tesco Corporation, and Canrig, a division of Nabors Industries.

Tubular Services Group

   The Company is a leading provider of a variety of tubular services to oil and gas producers, drilling contractors, well-remediation contractors, pipeline operators, and tubular manufacturers and distributors. The Tubular Services group provides tubular inspection services for drillpipe, casing, production tubing, and line pipe at drilling and workover rig locations, at pipe yards owned by its customers, at steel mills and processing facilities manufacturing tubular goods, and at pipe yard facilities which it owns. This group also provides for the internal coating of tubular goods at coating plants worldwide, including a plant opened in Navasota, Texas in 1998, and through licensees in certain locations. The Company operated 11 tubular coating plants worldwide in 2001, and opened a twelth coating plant in the Far East in early 2002. The Company believes it is the leading provider of oil country tubular goods inspection and internal tubular coating services worldwide. Additionally, the Company designs, manufactures and sells high pressure fiberglass tubulars for use in corrosive applications.

The Tubular Services group also provides in-place inspection of oil, gas and product transmission pipelines through its application of instrumented survey tools ("smart pigs") which it engineers, manufactures and operates.

   The Company's customers rely on tubular inspection services to avoid failure of tubing, casing, flowlines, pipelines and drillpipe. Such tubular failures are expensive and in some cases catastrophic. The Company's customers rely on internal coatings of tubular goods to prolong the useful lives of tubulars and to increase the volumetric throughput of in-service tubular goods. The Company's customers sometimes use fiberglass tubulars in lieu of conventional steel tubulars, due to the corrosion-resistant properties of fiberglass. Tubular inspection and coating services, and fiberglass tubulars, are used most frequently in operations in high-temperature, deep, corrosive oil and gas environments. In selecting a provider of tubular inspection and tubular coating services, oil and gas operators consider such factors as reputation, experience, technology of products offered, reliability and price. Following its December 2000 acquisition of the assets of Smith Fiberglass Products and its 2001 acquisition of the assets of Fibercast, the Company believes it is now the largest provider of fiberglass tubulars to oilfield applications worldwide.

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

   The Company has a history of introducing new coating products that are custom-engineered to address increasingly corrosive environments encountered in oil and gas drilling and production operations. In 1998, the Company introduced TK(R)Liner, a fiberglass liner product which offers the strength of steel tubing and the corrosion resistance of fiberglass, and which supplements its traditional plastic coating lines. The Company's reputation for supplying quality internal coatings is an important factor in its business, since the failure of coatings can lead to expensive production delays and premature tubular failure.

   In 1997, the Company acquired Fiber Glass Systems, a leading provider of high pressure fiberglass tubulars used in oilfield applications. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name "Star(R)," and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. The Company acquired two fiberglass tubing manufacturing facilities in the U.S. and one in China from A.O. Smith in December 2000 and acquired another U.S. fiberglass tubing manufacturing facility from Fibercast in July 2001, which significantly expanded its manufacturing capabilities and product lines. Like coated tubulars, fiberglass pipe is used to guard against corrosive fluids produced in the oilfield and for use in other corrosive industrial applications.

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

   In 1998, the Company acquired three tubular services businesses to enhance its competitive positions in Norway, Egypt, and the west coast of the United States. Additionally, these acquisitions provided opportunities to achieve consolidation cost savings. In 1999, the Company completed acquisitions of Geo-Ray Oilfield Inspections Ltd. in Canada, and the tubular services business of AGR Services AS in Floro, Norway. In 2001, it acquired the assets of Servizi Ispettiv, a small tubular services business in Italy, and in early 2002, it acquired the assets of A&A Tubular Inspection in California.

   In addition to its new and used tubular inspection and reclamation services, the Company also offers a comprehensive proprietary tubular inventory management system (TDS/TM/) which permits the real-time tracking of customer's tubular inventories within the Company's facilities. The system permits customers to remotely access and monitor tubular inspection and coating progress.

   The Company has pioneered many tubular inspection technologies used in the oilfield, and continues to expand its product offering through innovation and acquisition. In 1996, the Company installed its first proprietary high-speed full-body ultrasonic tubular inspection unit (Truscope(R)). The new service provides 100% ultrasonic coverage of tubulars at a rate of up to 200 feet per minute. In 1997, the Company began offering a proprietary, patented external tubular connection integrity test, the ISO-Gator,/TM/ for use at the rig site. The technology was obtained through the Company's acquisition of the operating assets of Gator Hawk, Inc. In 1998, the Company introduced a new coiled tubing inspection service with its electromagnetic CT Scope(R).

   Mill Systems and Sales. The Company engineers and fabricates inspection equipment for steel mills, which it sells and rents. The equipment is operated by steel mills and is used for quality control purposes to detect transverse, longitudinal and three-dimensional defects in the pipe during the high-speed manufacturing process. Each piece of mill inspection equipment is designed to customer specifications and is installed and serviced by the Company. Since 1962, the Company has installed more than 80 units worldwide, in most major steel mills. Equipment is manufactured at the Company's Houston, Texas and Celle, Germany facilities. Revenue for Mill Systems and Sales fluctuates significantly from year to year due to the timing of negotiating large domestic and export sales contracts, arranging financing and manufacturing equipment.

   Pipeline Inspection. In-place inspection services for oil and gas pipelines identify anomalies in the pipelines without removing or dismantling the pipelines or stopping the product flow, giving customers a convenient and cost-effective method of identifying potential defects in pipelines. The Tubular Services group inspects pipelines by launching a sophisticated survey instrument into the pipeline. Propelled by the product flow, the instrument uses electromagnetics, ultrasonics, and mechanical measurements received on digital and analog media to monitor the severity and location of internal and external pitting-type corrosion as well as other mechanical anomalies in the pipeline, providing a basis for evaluation and repair by the customer. Once the test is complete, the survey instrument is returned to the Company, refurbished and used for future pipeline inspections.

   Management believes the major competitive factors for Pipeline Services are reputation for quality, service, reliability of obtaining a successful survey on the first run, product technology, price, and technical support on survey interpretation. Demand for the Company's pipeline services is somewhat dependent on commodity prices, which affects funds available for discretionary pipeline inspection and maintenance expenditures by many pipeline operators. This dependence is most pronounced in international markets. Additionally, significant consolidation in the pipeline industry has caused many pipeline operators to defer inspections in recent years as they re-evaluate their pipeline maintenance programs following mergers and acquisitions. Management believes there are growth opportunities for the Company's Pipeline Services due to the aging of the worldwide pipeline network, and construction of new pipelines. U.S. regulatory inspection requirements and an extensive pipeline infrastructure in Eastern Europe are additional industry factors expected to contribute to the growth of the Company's Pipeline Services. Catastrophic pipeline failures in the U.S. in recent years have prompted regulators to require more stringent pipeline inspection, which may increase the demand for the pipeline inspection services. Additionally, management believes that the Company's new digital TruRes(R) inspection technology and other new software and survey products will provide growth opportunities. The TruRes(R) technology applies advanced digital computer technology and other advancements within the body of the inspection tool to provide greater measurement sampling density and pipe-body coverage. In 2001, the Company acquired certain assets of Geodz, Inc., a software engineering firm, to enhance its pipeline position survey software.

   The Tubular Services group's customers include almost all major oil and gas companies, large and small independent producers, national oil companies, drilling contractors, oilfield supply stores, pipeline operators and steel mills. The Company's competitors in Tubular Services include, among others, ICO Inc., Ameron International Corp, Pipeline Integrity International Ltd., and ShawCor Ltd. In addition, the Tubular Services group competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which this group operates have adopted policies or regulations which may give local nationals in these countries certain competitive advantages. Within the Company's corrosion control products, certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company's products.

Drilling Services Group

   The Company's Drilling Services group is engaged in the provision of highly-engineered equipment, products and services which separate and manage drill cuttings produced by the drilling process ("Solids Control Services"). Drill cuttings are usually contaminated with petroleum or drilling fluids, and must be disposed of in an environmentally sound manner. Additionally, efficient separation of drill cuttings enhances the drilling effectiveness of the drilling fluids for re-use. The Company believes it's Brandt (R) business is the market leader in the provision of solids control services to the oil and gas drilling industry worldwide. The Drilling Services group also rents and sells proprietary drilling rig instrumentation packages which monitor various processes throughout the drilling operation, under the name MD/Totco. The group's rig instrumentation packages collect and analyze data through both analog and digital media, enabling rig personnel to maintain safe and efficient drilling operations. The Company believes it is the largest provider of drilling rig instrumentation packages worldwide.

   Solids Control. The Drilling Services Group uses a variety of technologies to separate drill cuttings from drilling fluid, and to further transport, dry and refine drill cuttings for safe disposal. The Company believes the regulatory and industry trend towards minimizing the environmental impact of drilling operations in a number of environmentally sensitive oil and gas productive regions will lead to greater demand for solids control products and closed loop drilling systems. The Company further believes the trend towards more technically complex drilling, including highly deviated directional wells and slim-hole completions, will favorably impact the demand for solid controls technology because of its ability to reduce costly downhole problems. As environmental constraints are increased and as awareness of environmental protection grows, the Company believes that its drill cuttings separation and treating processes will find increased demand.

   The Company has a history of introducing new solids control products and services obtained both through its internal development and through acquiring or licensing technologies from others. The Company acquired the Gumbo Chain from Nu-Tec, Inc. in 1997, a product to remove sticky shale or "gumbo," which is encountered in certain geologic environments, from drilling fluid. In 1998, the Company initiated operations with a proprietary unit which removes hydrocarbons from drill cuttings using heat, a process called "Thermal Desorption". The processed cuttings are rendered inert and can be disposed of with minimal environmental impact. The Company commenced operation of a second drill cuttings thermal desorption unit in the first quarter of 1999 and expects to commence operations on its third unit in 2002. The Company began offering the VSM 300 shale shaker, a high performance, high priced machine, in 1996. The VSM 300 was the first shale shaker which offered a balanced elliptical vibratory motion, which improves cuttings conveyance and reduces oil on cuttings. The Company also introduced its new Cobra(R) shale shaker in 1998. The Cobra(R) has a small footprint and a lightweight design, and is priced to compete in the more price-sensitive segment of the market. The Company began offering the King Cobra shale shaker in 1999. The King Cobra is approximately one third larger than the Cobra Shaker, and also targets the price sensitive segment of the drilling market. The Company acquired M.S.D. Inc. in 1998 in order to enhance its cuttings slurrification and injection capabilities. In 1999, the Company acquired Manufacturas Rowi, C.A. (Rowica), a Venezuelan solids control company, and the solids control assets of Newpark Resources, Inc. ("Newpark"). In early 2001, the Company acquired certain assets of Angelle Construction, Inc. to enhance its cuttings transport technologies.

   The Drilling Services group manufactures conventional and linear motion shale shakers, high speed and conventional centrifuges, desanders, desilters, screens, degassers and closed loop drilling fluids systems at its facilities in Conroe, Texas; Houston, Texas; and Aberdeen, Scotland. The group markets solids control equipment under the Brandt(R) brand name. For the year ended December 31, 2001, approximately 42% of the Drilling Services group's solids control equipment revenue was generated from the sale of solids control equipment and inventory, and approximately 58% of such revenue was generated from rentals and services.

   In 1999, the Company entered into an alliance agreement with Newpark under which the Company, subject to certain conditions, became the exclusive provider of Solids Control Products and Services to Newpark in the United States. The alliance agreement further provides that Newpark, subject to certain conditions, is the exclusive provider of oilfield waste services to the Company in the Gulf Coast market.

   Drilling Rig Instrumentation. The Drilling Services group's rig instrumentation systems provide drilling rig operators real time measurement and monitoring of critical parameters required to improve rig safety and efficiency. Systems are typically comprised of several sensors placed throughout the rig to measure parameters such as weight on bit, hookload, standpipe pressures, mud pump strokes, drilling mud levels, torque, and others, all networked back to a central command station for review, recording and interpretation. Additionally, the rig instrumentation packages typically provide multiple CRT screens around the rig for various rig personnel to perform individual jobs more effectively, and cameras for certain areas to permit remote monitoring. The Company offers proprietary touch-screen displays, interpretive software, and data archival and retrieval capabilities. In 1999, the Company introduced its RigSense (TM) product, which combined leading hardware and software technologies into an integrated drilling rig package. It recently completed a successful test to permit access of drilling data from offsite locations, which will enable company personnel to monitor drilling operations from an office environment, through a secure link. In 2001, the Company completed the acquisitions of Chimo Equipment Ltd. in Canada; Alberta Instruments Ltd. in Canada; Adair Supply & Rentals, Inc. in Corpus Christi, TX; and Wagner Instrumentation Inc. in Houston, TX; which were all engaged in drilling rig instrumentation business.

   The group's customers for Drilling Services include almost all major oil and gas companies, large and small independent producers, national oil companies, and drilling contractors. Competitors in Drilling Services include Smith International ("SWACO"); Derrick Manufacturing Corp.; Oil Tools Pte. Ltd; National Oilwell Inc.; Petron Industries, Inc.; Epoch, a division of Nabors Industries; Pason Systems, Inc., a Canadian company and a number of regional competitors. The Company's Drilling Services group operates in highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in the Drilling Services market. Management believes that, in addition to on-site services, the principal competitive factors affecting its Drilling Services business are performance, quality, reputation, customer service, product availability, breadth of product line and price.

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

   There are certain limitations to the use of coiled tubing. Coiled tubing generally is made of high strength, alloy steel which wears down or fatigues over time as a result of internal pressure, acidic operating environments and normal bending cycles. Thus, operators must carefully monitor the use of the tubing. In addition, coiled tubing will buckle if the weight of the coiled tubing being conveyed in the wall becomes too great or if the tube becomes inhibited by some obstacle or irregularity in the well bore. Buckling has not proven to be a significant obstacle in most well remediation applications, and the Company believes it will become less of an issue as a result of the availability of stronger and larger diameter coiled tubing.

   Generally, the Coiled Tubing & Wireline Products group supplies customers with the equipment and components necessary to use coiled tubing, which the customers typically purchase separately. The group's coiled tubing product line consists of coiled tubing units, coiled tubing and wireline pressure control equipment, wireline units, pressure pumping equipment, snubbing units, nitrogen pumping equipment and cementing, stimulation, and blending equipment. The group markets its coiled tubing equipment under the Hydra Rig(R) brand name primarily to providers of coiled tubing drilling and workover services. The Company's primary coiled tubing unit production facilities are located at its Hydra Rig facility in Fort Worth, Texas. In addition, the group markets coiled tubing pressure control equipment under the Texas Oil Tools(R) brand name and manufactures this equipment at its facility in Conroe, Texas. The Company's 2001 acquisition of Bradon Industries added a significant manufacturing plant in Canada, where it sells equipment now under the brand name Hydra Rig Canada. It also added additional nitrogen-pumping products and technologies through its 2001 acquisition of Albin's Enterprises in Duncan, Oklahoma.

   Wireline Products. Through its 1996 acquisitions of SSR (International) Ltd., and Pressure Control Engineering Ltd., its 1998 acquisition of Hydrolex and Eastern Oil Tools Pte. Ltd, and its 2001 acquisition of Elmar Services, Ltd. the Company assembled a market-leading position in the wireline unit and pressure control manufacturing business, expanded its offering of downhole coiled tubing tools and added manufacturing facilities in Poole and Aberdeen, in the United Kingdom; Perth, Australia; and Singapore. Additionally, the Company began offering its "TEM(TM)" cementing equipment and fabricating nitrogen pumping units in Tulsa, Oklahoma, in December 1997, when it acquired Tulsa Equipment Manufacturing Company.

   The Company's acquisition of Eastern Oil Tools Pte. Ltd. in June, 1998 and Elmar Services Ltd. in August, 2001 also added perforating guns to its offering of products. Additionally, the Company acquired Weston Oilfield Engineering Limited in Norwich, United Kingdom, in December 1998, which strengthened its coiled tubing unit refurbishing, servicing and spare parts business, as well as added new cryogenic nitrogen technologies.

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

   The Company's customers for Coiled Tubing & Wireline Products include almost all major oil and gas coiled tubing service companies, as well as major oil companies, national oil companies, and small independents. Competitors in Coiled Tubing & Pressure Control Products include Stewart & Stevenson Inc., Precision Tube Technology, Maritime Hydraulics AS, ASEP, National Oilwell Inc. and several smaller competitors.

2001 Acquisitions

   In 2001, the Company made the following acquisitions and related transactions:

                                                                        Date of
Entity/Assets/Technology        Form              Product Line        Transactions
------------------------        ----              ------------       --------------
Quality Tubing Inc...... Stock Purchase     Coiled Tubing & Wireline   January 2001
                                            Products
Angelle Construction
  Services, Inc......... Asset Purchase     Drilling Services         February 2001
Servizi Ispettivi....... Asset Purchase     Tubular Services             March 2001
Chimo Equipment Ltd..... Stock Purchase     Drilling Services            March 2001
Bradon Industries Group. Stock Purchase     Coiled Tubing & Wireline     March 2001
                                            Products
GeoDZ, Inc.............. Asset Purchase     Tubular Services             April 2001
Albin's Enterprise, Inc. Stock Purchase     Coiled Tubing & Wireline       May 2001
                                            Products
Alberta Insturment Ltd.. Stock Purchase     Drilling Services              May 2001
Maris International
  Limited............... Technology License Drilling Equipment Sales       May 2001
Fibercast Inc........... Asset Purchase     Tubular Services              July 2001
Elmar Services Limited.. Stock Purchase     Coiled Tubing & Wireline    August 2001
                                            Products
Wagner Instrumentation
  2000, Inc............. Stock Purchase     Drilling Services           August 2001
Morinoak International
  Limited............... Stock Purchase     Drilling Equipment Sales September 2001
Adair Supply & Rentals.. Asset Purchase     Drilling Services          October 2001
ITM..................... Asset Purchase     Tubular Services           October 2001

Seasonal Nature of the Company's Business

   Historically, the level of the Company's business has followed seasonal trends to some degree, which are described below.

   In past years, the Company's Tubular Services and Drilling Services businesses in the United States realized lower activity levels during the first quarter of the calendar year due to delays in the approval of drilling budgets and weather restrictions. The Company's tubular inspection, tubular coating, solids control, and rig instrumentation businesses in Canada typically realized high first quarter activity levels as operators took advantage of the winter freeze to help gain access to remote drilling and production areas, and then declined during the second quarter due to warmer weather conditions which resulted in thawing, softer ground, difficulty accessing drill sites, and road bans that curtailed drilling activity. In past years, Tubular Services activity in both the United States and Canada increased during the third quarter and then peaked in the fourth quarter as operators spent the remaining drilling and/or production capital budgets for the year.

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

   In general the Drilling Equipment Sales group has not experienced significant seasonal fluctuation. There can be no guarantee that seasonal effects will not influence future drilling equipment sales.

   The Company anticipates that these seasonal trends will continue. However, there can be no guarantee that spending by the Company's customers will continue or that other customers will remain the same as in prior years.

Marketing & Distribution Network

   The Company's products are marketed through a sales organization and a network of agents and distributors, which spans 49 countries.

   The Company's Drilling Equipment Sales customers include private and government-owned oil companies, drilling contractors, drilling rig manufacturers, rental tool companies, and supply companies, which supply oilfield products to the end users of the Company's products.

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

Research and New Product Development and Intellectual Property

   The Company believes that it is a leader in the development of new technology and equipment to enhance the safety and productivity of the drilling and the well stimulation process and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. Additionally, the Company believes that its strong market position in its major businesses is enhanced by its leading technologies and reputation for innovation and expertise. Through its internal development programs and certain acquisitions, the Company has assembled an extensive array of technologies protected by a substantial number of trade and service marks, patents, trade secrets, and other proprietary rights.

   As of December 31, 2001, the Company held a substantial number of United States patents and had patent applications pending. Expiration dates of such patents range from 2002 to 2019. As of such date, the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets.

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

Engineering and Manufacturing

   The manufacturing processes for the Company's products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components and testing. Most equipment is manufactured primarily from alloy steel, and the availability of alloy steel castings, forgings, purchased components and bar stock is critical to the production and timing of shipments. Within the Drilling Equipment Sales group, automated Roughnecks, Top Drive Drilling Systems, and pipe handling systems are manufactured in Orange, California; pressure control and motion compensation equipment, riser pipe and riser tensioners are manufactured at facilities in Houston, Texas; rotating and handling tools are manufactured at the Company's facilities in Etten-Leur, the Netherlands, and Mexicali, Mexico; and derricks and structural rig components are manufactured in Aberdeen, Scotland and Great Yarmouth, England.

   The Company's Drilling Services group manufactures or assembles the equipment and products which it rents and sells to customers, and which it uses in providing solids control. In addition to producing new solids control and instrumentation equipment and products, Drilling Services also produces spare parts for sale. Drilling Services manufactures screens used in its solids control operations and for sale to others at its New Iberia, Louisiana; Conroe, Texas; Leduc, Alberta; and Couva, Trinidad facilities; manufactures solids control equipment at its facilities in Houston, Conroe, and Aberdeen; and manufactures instrumentation equipment at its Cedar Park, Texas facility.

   The Tubular Services group manufactures tubular inspection equipment and instrumented pipeline inspection tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Conroe, Texas; Bordon, England; Celle, Germany; Nisku, Alberta and Aberdeen, Scotland. Fiber glass tubulars and fittings are manufactured at its San Antonio, Texas; Big Spring, Texas; Little Rock, Arkansas; Tulsa, Oklahoma and Wichita, Kansas, Harbin, China facilities, while tubular coatings are manufactured in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers.

   The Coiled Tubing and Wireline Products group manufactures coiled tubing units, wireline units, pressure pumping equipment, pressure control equipment and perforating guns at its Fort Worth, Texas; Conroe, Texas; Duncan, Oklahoma; Tulsa, Oklahoma; Calgary, Canada; Aberdeen, Scotland; Singapore; Perth, Australia; and Poole, England facilities.

   Certain of the Company's manufacturing facilities and certain of the Company's products have various certifications, including, ISO 9001, API and ASME.

Raw Materials

   The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are readily available at competitive prices from numerous sources.

Backlog

   Sales of the Company's products are made on the basis of written purchase orders or contracts and, consistent with industry practice, by e-mail, fax, letter or oral commitment later confirmed by a written order. In accordance with industry practice, orders and commitments generally can be cancelled by customers at any time. However, the Company is generally entitled to cancellation fees for expenses and costs incurred prior to the cancellation of orders. In addition, orders and commitments are sometimes modified before or during manufacture of the products. The Company's backlog is based upon anticipated revenues from customer orders that the Company believes are firm. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

   Backlog at December 31, 2001, 2000, and 1999 was as follows (in thousands):

                                                     December 31,
                                               -------------------------
                                                 2001     2000    1999
                                               -------- -------- -------
       Drilling Equipment Sales............... $251,531 $ 88,055 $55,734
       Coiled Tubing & Wireline Products......   55,864 $ 61,200 $17,946
                                               -------- -------- -------
              Total........................... $307,395 $149,255 $73,680
                                               ======== ======== =======

   The Company expects that most of the backlog will be shipped by December 31, 2002.

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

Employees

   At December 31, 2001, the Company had a total of 8,651 employees (of which 1,175 were temporary employees). The Company considers its relations with its employees to be excellent and has never suffered a work stoppage or interruption due to a labor dispute.

ITEM 2.  PROPERTIES

   The following is a description of the Company's major facilities:

                                                                                Size (Approximate
           Location                              Description                      Square Feet)       Owned/Leased
           --------                              -----------                    -----------------    ------------
North America:

U.S.:

Kenai, Alaska................. Inspection Facility (Lower Shop)                12,000 on 10 Acres   Owned

                               Inspection Facility (Upper Shop)                14,400 on 11 Acres   Leased

North Slope (Deadhorse) Alaska Inspection, Repair & Service Center             18,400 on 5.25 Acres Building Owned*

Little Rock, Arkansas......... Fiberglass Tubular Manufacturing Plant, R&D
                               Lab, Administrative Offices                     262,784 on 44 Acres  Leased

                               Fiberglass Tubular Manufacturing Plant          45,000               Leased

Bakersfield, California....... Downing St. Solids Control Facility             7,200 on 6 Acres     Owned

                               Downing Street Inspection & Storage             8,690 on 6.67 Acres  Leased

                               Fairhaven Ave. Offices & Warehouse              13,400 on 5.14 Acres Building Owned*

                               Wear St. Inspection Reclamation Yard            5 Acres              Leased

Orange, California............ Administrative Offices--743 N. Eckhoff          35,000               Leased

                               Manufacturing & Office Facility 759 N. Eckhoff  126,000              Owned

                               Office Facility--721 N. Eckhoff                 10,000               Leased

Santa Paula, California....... Inspection & Reclamation Facility               8,000 on 12 Acres    Owned

Wichita, Kansas............... Fiberglass Tubular Manufacturing Plant          129,746 on 15 Acres  Owned

Amelia, Louisiana............. Coating Plant, Inspection & Storage Facilities  102,000 on 90 Acres  Building Owned*

Belle Chasse, Louisiana....... Inspection & Storage Facilities                 22,500 on 4 Acres    Leased

Evangeline, Louisiana......... Solids Control Office & Rework Facility         20,000 on 4 Acres    Owned

Harvey, Louisiana............. Coating Plant & Inspection Facility             53,000 on 7 Acres    Owned & Leased

Lafayette, Louisiana.......... Highway 90 East Complex: Solids Control Service
                               Facility, Warehouse & Administrative Offices    12,075 on .98 Acres  Owned

                               Highway 90 East Complex: Systems Service
                               Facility, Warehouse & Distribution Center       13,450               Leased

                               Solids Control Office & Warehouse Facility      20,000 on 2 Acres    Leased

Lake Arthur, Louisiana........ Solids Control Service & Rework Facility        7,800 on 5 Acres     Leased

Morgan City, Louisiana........ Inspection Facility                             42,400 on 3 Acres    Building Owned*

New Iberia, Louisiana......... Solids Control Manufacturing & Warehouse
                               Facility                                        25,500 on 3.4 Acres  Owned

Laurel, Mississippi........... Inspection & Storage Facilities                 13,000 on 4 Acres    Leased

Hobbs, New Mexico............. Inspection Facility                             7,866 on .31 Acres   Owned

Duncan, Oklahoma.............. Nitrogen Units Manufacturing                    67,600 on 13.28
                               Facility, Warehouse & Offices                   Acres                Owned

Edmond, Oklahoma.............. Coating Plant                                   40,000 on 19 Acres   Owned

Oklahoma City, Oklahoma....... Inspection Facility                             6,000 on 5 Acres     Owned

Sand Springs, Oklahoma........ Fiberglass Tubular Manufacturing Plant          189,173 on 6.5 Acres Owned

Tulsa, Oklahoma............... Nitrogen Units & Pump Manufacturing             40,700 on 4.47 Acres Leased
                               Facility, Warehouse & Offices

                                                                      Size (Approximate
      Location                         Description                      Square Feet)        Owned/Leased
      --------                         -----------                    -----------------     ------------

Big Spring, Texas.... Fiberglass Tubular Manufacturing Plant &      36,669 on 12 Acres     Owned
                      Administrative Offices

Cedar Park, Texas.... Instrumentation Manufacturing                 205,000 on 40 Acres    Owned
                      Facility,Administrative & Sales Offices

Conroe, Texas........ Solids Control & Pressure Control             160,000 on 30.49 Acres Owned
                      Manufacturing Facility, Warehouse,
                      Administrative & Sales Offices & Engineering
                      Labs

Corpus Christi, Texas Inspection Facility                           20,800 on 4 Acres      Owned

Fort Worth, Texas.... Coiled Tubing Manufacturing Facility,         75,200 on 9.67 Acres   Owned
                      Warehouse, Administrative & Sales Offices

Houston, Texas....... Holmes Road Complex: Manufacturing,           300,000 on 50 Acres    Owned
                      Warehouse, Corporate Offices, Coating
                      Manufacturing Plant & Pipeline Services

                      Engineering/Technical Research Center         76,000 on 6 Acres      Owned

                      Highway 90: Coating Plant                     83,000 on 43 Acres     Leased

                      Shaffer, MDT, BJ, & Systems Facility 12950    619,000 on 34 Acres    Owned
                      West Little York Sales/ Service/Repair/
                      Manufacturing

                      Sheldon Road Complex: Administrative          137,000 on 94 Acres    Land Owned**
                      Offices, Inspection & Storage Facilities                             Building Leased

                      Brandt/Southwest Complex: Manufacturing &     40,700 on 4.47 Acres   Leased
                      Remanufacturing Facility, Administrative &
                      Sales Offices

                      Hardy Road Complex: Inspection Facility,      19,734 on 14 Acres     Owned
                      Manufacturing Warehouse, Administrative
                      Offices & Engineering

                      Solids Control Service & Rework Facility      16,875 on 1.2 Acres    Leased
                      12249 FM 529

                      QT Manufacturing Facility, Administrative &   80,000 on 11 Acres     Owned
                      Sales Offices

                      Instrumentation Manufacturing Facility                               Leased

                      Corporate Administrative Office               14,500 in Office Tower Leased

Kilgore, Texas....... Inspection Facility                           21,000 on 4 Acres      Owned

Midland, Texas....... Coating Plant, Reclamation Facility &         87,000 on 25 Acres     Owned
                      Technical Service Building

Navasota, Texas...... Coating Plant                                 65,000                 Building Owned*

Odessa, Texas........ Inspection Pipe Storage Yard & Ancillary      12,000 on 23.2 Acres   Leased
                      Service Facility

                      MDT Sales & Service Facility                  8,000 on 1.5 Acres     Owned

San Antonio, Texas... Fiberglass Tubular Manufacturing Plant, R & D 76,529 on 19.57 Acres  Owned
                      Lab, Administrative Offices

Snyder, Texas........ Inspection Facility                           3,200 on .55 Acres     Owned

Casper, Wyoming...... Inspection Facility                           91,720 on 29 Acres     Owned

Evanston, Wyoming.... Inspection Facility and Pipe Storage Yard     11,000 on 18 Acres     Building Owned*

                                                                                      Size (Approximate
           Location                                 Description                         Square Feet)      Owned/Leased
           --------                                 -----------                       -----------------   ------------

Canada:

Bonnyville, Alberta............ Solids Control & Pipe Reclamation Facility          13,500 on 3 Acres        Leased

Brooks, Alberta................ Inspection Reclamation Facility                     8,000 on .25 Acres       Leased

Calgary, Alberta............... Inspection Office & Warehouse                       6,400 on .63 Acres       Owned

                                Varco Sales Offices                                 7,758 in Office Tower    Leased

                                Coiled Tubing Manufacturing Facility,               48,040 on 2.52 Acres     Owned
                                Administrative & Sales Offices

                                Instrumentation Offices & Warehouse                 14,103                   Leased

Drayton Valley, Alberta........ Inspection Office & Warehouse                       6,640 on 1 Acre          Leased

Edmonton, Alberta.............. Tubular & Pressure Control Shop                     8,100 on .5 Acres        Leased

                                Instrumentation Office Warehouse                    6,330 on .79 Acres       Owned

Grande Prairie, Alberta........ Solids Control & Inspection Warehouse Facility      8,300 on 1.5 Acres       Leased

                                Instrumentation Shop                                6,400                    Leased

Leduc, Alberta................. Solids Control Equipment Rental & Services Facility 41,340 on 9.36Acres      Owned

                                MDT, Shaffer & Systems Service & Warehouse          22,690 on 4.6 Acres      Owned
                                Facility

                                Inspection Facility                                 10,000 on 11.8 Acres     Leased

Lloydminister, Alberta......... Inspection Office, Warehouse & Yard                 8,750 on 10 Acres        Leased

Nisku, Alberta................. Coating Plant, Inspection Facility                  114,000 on 30 Acres      Owned

                                Inspection Facility & Yard                          10,000 on 22.23 Acres    Owned

                                Pipeline Services Facility                          11,500 on 2.8 Acres      Owned

                                Shop & Maintenance, Administrative & Sales          10,000 on 2 Acres        Leased
                                Offices

                                Instrumentation Assembly Shop                       24,725 on 3.1 Acres      Owned

Provost, Alberta............... Inspection, Cleaning, Threading Repair Facility     8,750 on .18 Acres       Leased

Red Deer, Alberta.............. Inspection Office & Shop                            14,800 on 15 Acres       Leased

Slave Lake, Alberta............ Inspection Office & Shop                            1,500 on 1 Acre          Leased

Estevan, Saskatchewan.......... Solids Control Rental Facility                      4,320 on 1.92 Acres      Leased

International:

Latin America:

Argentina:

Comodoro Rivadavi, Chubut State Reclamation & Inspection Facility                   18,800 on 1.6 Acres      Leased

Los Perales, Santa Cruz State.. Tubing & Sucker Rod Inspection Yard                 700 on 2.47 Acres        Leased

Plaza Huincul, Neuquen State... Reclamation & Inspection Facility                   2,000 on 2.3 Acres       Leased

Bolivia:

Santa Cruz de La Sierra,        Pipe & Solids Control Yard, Warehouse, & Office     18,000 on 1.72 Acres     Leased
 Andres Ibanez State...........

Brazil:

Macae, Brazil.................. Inspection Facility & Solids Control Yard           4.94 Acres               Leased

                                                                                   Size (Approximate
             Location                                Description                     Square Feet)    Owned/Leased
             --------                                -----------                   ----------------- ------------

Colombia:

Neiva, Colombia................... Solids Control Yard & Warehouse                     53,820           Leased

Yopal, Colombia................... Solids Control Warehouse & Storage                  68,890           Leased
                                                                                       on 3.75
                                                                                       Acres

Ecuador:

Coca, Ecuador..................... Solids Control Warehouse & Service Facility         6,500            Leased

Coca, Ecuador..................... Inspection Office, Warehouse & Service Facility     10,000           Leased

Quito, Ecuador.................... Solids Control & Inspection Office                  500              Leased

Peru:

Iquitos, Maynas................... Solids Control Office & Warehouse                   9,187            Leased

Trinidad:

Couva, Trinidad................... Screens Manufacturing Facility                      8,073 on         Leased
                                                                                       .5 Acres

San Fernand, Trinidad............. Solids Control Sales & Service Facility             7,000 on         Leased
                                                                                       .28
                                                                                       Acres

Venezuela:

Anaco, Venezuela.................. Solids Control Offices & Warehouse                  35,000           Owned
                                                                                       on .5
                                                                                       Acres

                                   Inspection Facility                                 600 on           Leased
                                                                                       2.5
                                                                                       Acres

Ciudad Ojeda, Venezuala........... Solids Control Facility                             1.5              Leased
                                                                                       Acres

La Candelaria, Venezuela.......... Waste Management Facility                           14.8             Owned
                                                                                       Acres

La Canada, Venezuela.............. Undeveloped Land For Waste Management Facility      27.9             Owned
                                                                                       Acres

Maracaibo, Venezuela.............. Solids Control Facility                             25,000           Owned
                                                                                       on 1
                                                                                       Acre

San Diego Cabrutica, Venezuela.... Solids Control Facility                             1.5Acres         Leased

Tia Juana, Venezuela.............. Inspection Facility                                 1.5              Leased
                                                                                       Acres

Far East:

Australia:

Perth, Western Australia.......... Coiled Tubing & Wireline ProductsWarehouse          11,860           Leased

China:

Harbin, People's Republic of China Fiberglass Tubular Manufacturing Plant              35,000           Leased

                                                                             Size (Approximate
       Location                            Description                         Square Feet)       Owned/Leased
       --------                            -----------                       -----------------   --------------

Singapore:

Singapore.............. Systems Offices, Service &Distribution Facility    43,529 on 1.2 Acres   Building Owned*

Tuas, Singapore........ Coating Plant & Inspection Facility                50,644 on 8 Acres     Building Owned*

Tuas, Singapore........ Coiled Tubing & Wireline Products                  35,300 on 1.54 Acres  Building Owned*
                        Manufacturing & Administrative Facility

Europe:

France:

Berlaimont, France..... Coating Plant                                      44,000 on 16 Acres    Owned

Germany:

Celle, Germany......... Inspection Facility, Administrative & Engineering  43,560 on 12 Acres    Building Owned*
                        Offices

Gladbeck, Germany...... Coating Plant                                      25,635 on 4 Acres     Owned

Netherlands:

Coevorden, Netherlands. Inspection Reclamation & Repair Facility           53,361 on 2 Acres     Leased

Etten-Leur, Netherlands BJ Mfg. Plant/Sales                                75,000 on 6 Acres     Owned

Norway:

Agotnes, Norway........ Inspection/Cleaning Hall                           7,000 on 1 Acre       Building Owned*

Floro, Norway.......... Inspection/Cleaning Hall                           10,000 on 1 Acre      Building Owned*

Kristiansund, Norway... Inspection/Cleaning Hall                           14,000 on 1 Acre      Leased

Stavanger, Norway...... Inspection/Cleaning Hall                           16,000 on 1 Acre      Leased

                        Drilling Equipment Work Shop Warehouse &           41,333 on .42 Acres   Leased
                        Customer Service Center

                        Drilling Equipment & Solids Control                7,535                 Leased
                        Administrative & Sales

United Kingdom:

Bordon, England........ Pipeline Services Center                           12,000 on .75 Acres   Building Owned*

Dorset, England........ Coiled Tubing & Pressure Control Manufacturing,    16,140 on .58 Acres   Leased
                        Administrative & Sales

Great Yarmouth, England Coiled Tubing & Nitrogen Units Manufacturing,      29,000 on 1.7 Acres   Leased
                        Administrative & Sales

                        Derrick Manufacturing Facilities, Administrative,  46,208 on 2.57 Acres  Leased
                        & Sales

                        Derrick Manufacturing Facilities, Administrative,  21,162 on 1,323 Acres Owned
                        & Sales

Aberdeen, Scotland..... Inspection Facility, Coating Plant, Manufacturing, 45,209 on 10 Acres    Owned
                        Administrative & Sales

                        Solids Control Manufacturing Facility Assembly,    71,200 on 6.25 Acres  Leased
                        Administrative, Sales

                        Coiled Tubing & Pressure Control Manufacturing,    26,000 on 1.65 Acres  Owned
                        Administrative & Sales

                        Derrick Manufacturing Facilities, Administrative   10,126 on .53 Acres   Leased
                        & Sales

                        Tubular & Pressure Control Manufacturing,          85,152 on 7.1 Acres   Leased
                        Administrative & Sales

                                                               Size (Approximate
       Location                      Description                 Square Feet)     Owned/Leased
       --------                      -----------               -----------------  ------------

                        QT Coiled Tubing Service Center       27,600 on 2 Acres      Leased

Badentoy, Scotland..... Systems & Shaffer Sales, Service &    63,000 on 6 Acres      Owned
                        Distribution Facility

Montrose, Scotland..... Forties Road Systems Service Center & 34,000 on 3 Acres      Owned
                        Office Facility

Middle East:

Saudi Arabia:

Al Khobar, Saudi Arabia Reclamation, Inspection Facility &    340,203 on 8 Acres     Leased
                        Offices

United Arab Emirates:

Jebel Ali, Dubai....... Tubular & Pressure Control            12,400 on .55 Acres    Leased
                        Manufacturing, Administrative & Sales

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

   The Company is involved in numerous legal proceedings which arise in the ordinary course of its business. The Company is unable to predict the outcome of these proceedings; however, management believes that none of these legal proceedings will have a material adverse effect on the results of operations or financial condition of the Company. Notwithstanding the foregoing, there can be no absolute assurance that the indemnity from Minstar discussed below or the Company's insurance coverage will be sufficient to protect the Company from incurring substantial liability as a result of these proceedings.

   The Company has been party to two lawsuits that allege wrongful death or injury of former employees resulting from exposure to silica and silica dust during employment with the Company, both of which have been settled. These settlements have been made on the Company's behalf by the Company's and Minstar's insurance carriers without financial loss to the Company. The Company is aware of the possibility that suits may be brought against it by other former employees alleging exposure to silica and silica dust during their employment with the Company. These suits may involve claims for wrongful death under a theory of gross negligence and claims for punitive damages, the amounts of which could be substantial but cannot be predicted. Additionally, the Company has been sued in the past for claims arising out of allegations of exposure to silica, asbestos, benzene and certain other substances alleged to have been used primarily during its processes in the 1960s, 1970s, and early 1980s. The Company believes that, based upon insurance and indemnification from Minstar, any such potential claims, if asserted, would not have a material adverse effect on the Company's results of operations or financial condition.

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

   No matters were submitted to a vote of stockholders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKETS FOR REGISTRANT'S COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded on the New York Stock Exchange (NYSE) under the symbol "VRC". The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the NYSE:

                                                   2001        2000
                                                ----------- -----------
                                                High   Low  High   Low
                                                ----- ----- ----- -----
        1st Quarter............................ 24.70 17.88 19.56 12.50
        2nd Quarter............................ 24.70 18.40 24.88 14.20
        3rd Quarter............................ 18.75 10.92 22.95 17.00
        4th Quarter............................ 16.20 11.65 21.75 15.33

   The closing price of the Company's common stock on February 22, 2002 was $15.40. The approximate number of stockholders of record on February 22, 2002 was 1,332.

   Holders of the Company's Common Stock are entitled to such dividends as may be declared from time to time by the Company's Board of Directors out of funds legally available therefore. The Company has not declared or paid any dividends on its common stock since its inception and does not currently plan to declare or pay any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

   The information below is presented in order to highlight significant trends in the Company's results from operations and financial condition.

                                                         Years Ended December 31,
                                          -------------------------------------------------------
                                             2001        2000       1999       1998       1997
                                          ----------  ---------- ---------- ---------- ----------
                                          (Dollars in thousands, except ratio and per share data)
Statement of Income Data:
Revenue.................................. $1,267,809  $  866,615 $  975,848 $1,307,681 $1,070,318
Operating profit(1)......................    158,126      60,911     67,348    179,062    180,412
Net income............................... $   82,968  $   21,055 $   29,809 $  102,283 $  102,979
                                          ==========  ========== ========== ========== ==========
Basic earnings per common share.......... $      .87  $     0.23 $     0.33 $     1.13 $     1.16
                                          ==========  ========== ========== ========== ==========
Dilutive earnings per common share....... $      .86  $     0.22 $     0.32 $     1.09 $     1.10
                                          ==========  ========== ========== ========== ==========
Other Data:
EBITDA(2)................................ $  238,271  $  144,217 $  134,016 $  239,685 $  222,865
Earnings per common share before goodwill
  amortization........................... $      .97  $     0.31 $     0.41 $     1.18 $     1.18
Ratio of EBITDA to interest expense(3)...      10.9x        9.4x       7.1x      12.0x      12.3x
Ratio of earnings to fixed charges(4)....       5.6x        3.1x       3.3x       7.3x       8.1x
Depreciation and amortization............ $   67,900  $   56,518 $   57,180 $   52,972 $   43,081
Capital expenditures..................... $   65,834  $   45,463 $   30,729 $   78,356 $   81,805

Balance Sheet Data (end of period):
Working capital.......................... $  423,602  $  263,378 $  310,175 $  290,398 $  218,771
Total assets.............................  1,429,110   1,076,982  1,131,313  1,259,092  1,157,296
Total debt...............................    322,614     136,507    233,335    260,692    237,897
Common stockholders' equity..............    828,314     731,983    694,245    658,441    553,232

--------
(1) The 1998 operating profit includes $1.5 million write-off of rental equipment and $0.9 million allowance for abandoned leases and other obligations. Excluding these charges, operating profit was $187.6 million. The 1999 operating profit includes $7.8 million of transaction costs and write-offs associated with the terminated Newpark merger. Excluding these costs, operating profit was $75.2 million. The 2000 operating profit includes $9.7 million of financial advisor fees, $4.3 million of compensation costs, $5.1 million to fully vest employees participating in the Executive Stock Match program, $3.5 million in equipment rationalization charges and $3.9 million of other transaction costs associated with the Varco Merger. Excluding these costs, operating profit was $87.5 million. The 2001 operating profit includes $16.5 million of litigation costs. Excluding these costs, operating profit was $174.6 million.

(2) "EBITDA" means earnings before interest, taxes, depreciation, amortization, restructuring charges, write-off of long-lived assets, merger and transaction costs, litigation costs and extraordinary items and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt.

(3) Ratio of EBITDA to interest expense represents an industry ratio that provides an investor with information as to the Company's current ability to meet its interest costs.

(4) For the purpose of this calculation, "earnings" consist of net income
    (loss) before income taxes, write-off of long-lived assets, transaction costs, litigation costs, restructuring charges, extraordinary items, and fixed charges. "Fixed charges" consist of interest expense and amortization of debt discount and related expenses believed by management to be representative of the interest factor thereon.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

  Business Combination--Merger

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

   The Company is organized based on the products and services it offers. In connection with the Merger, the Company reorganized into four principal business segments: Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products. See Note 12 of Notes to the Consolidated Financial Statements.

  Operating Environment Overview

   The Company's results are dependent on the level of worldwide oil and gas drilling and production activity, the prices of oil and gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance and construction activity, and worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

                                                                 %       %
                                                               2001 v  2000 v
                                          2001*  2000*  1999*   2000    1999
                                          ------ ------ ------ ------  ------
  Rig Activity:
     U.S.................................  1,155    916    623  26.1%   47.0%
     Canada..............................    342    353    246  (3.1)%  43.5%
     International.......................    745    652    588  14.3%   10.9%
                                          ------ ------ ------ -----    ----
     Worldwide...........................  2,242  1,921  1,457  16.7%   31.8%

  Workover Rig Activity:
     U.S.................................  1,211  1,056    835  14.7%   26.5%
     Canada..............................    342    342    253    --    35.2%
                                          ------ ------ ------ -----    ----
     North America.......................  1,553  1,398  1,088  11.1%   28.5%

  West Texas Intermediate Crude prices
    (per barrel)......................... $25.93 $30.34 $19.20 (14.5)%  58.0%
  Natural Gas Prices ($/mbtu)............ $ 3.97 $ 4.32 $ 2.33  (8.1)%  85.4%

--------
* Averages for the years indicated. The source for rig activity information was Baker Hughes Incorporated ("BHI"), and the source for oil and gas prices was Department of Energy, Energy Information Administration (www.eia.doe.gov) for 2000 forward and The Wall Street Journal for 1999.

   Oil prices remained strong during the first three quarters of 2001, averaging $27.78 per barrel of West Texas Intermediate Crude during that time period. While each of the first three quarters of 2001 resulted in a sequential decline in the price of West Texas Intermediate Crude, the most significant quarterly decline in 2001 oil prices occurred in the fourth quarter which dropped 24% from the average price in the third quarter of 2001. Natural gas prices in 2001, however, began to decline in the second quarter of 2001 (off 31% from the first quarter 2001) and continued to drop in the third and fourth quarter of 2001. The decline in oil and gas prices was the result of a weakening worldwide economy during the second half of 2001.

   The strong oil prices for the majority of 2001 led to an increase in rig activity in the U.S. (26% increase) and international (14% increase) markets. The improvements in rig activity had a significant impact on the Company's results of operations as operating profit (excluding merger, transaction, and litigation costs) was up 100% in 2001 compared to 2000, increasing from $87.5 million to $174.6 million. The increase in activity levels combined with 15 acquisitions in 2001 favorably impacted all four of the Company's main business segments as 2001 revenue was up 40%, 42%, 26%, and 142% over 2000 revenue in the Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products business segments, respectively.

   The following table details the U.S., Canada, and International rig activity and West Texas Intermediate Oil prices for the past three years on a quarterly basis:

                                    [CHART]

                Total Rigs     Canada  US    International   W. TX Int. ($)
1Q97            2,055            395    856      804             22.86
2Q97            2,001            255    934      812             19.95
3Q97            2,197            398    990      809             19.70
4Q97            2,262            451    998      813             20.03
1Q98            2,236            459    966      811             15.88
2Q98            1,838            175    865      798             14.63
3Q98            1,725            205    794      726             14.10
4Q98            1,572            201    689      682             12.95
1Q99            1,462            290    552      620             12.97
2Q99            1,224            104    523      597             17.64
3Q99            1,462            254    643      565             21.68
4Q99            1,683            337    775      571             24.50
1Q00            1,826            480    770      576             28.82
2Q00            1,716            245    842      629             28.82
3Q00            1,988            314    980      694             31.74
4Q00            2,159            375   1073      711             31.98
1Q01            2,379            515   1140      724             28.81
2Q01            2,240            252   1237      751             27.92
3Q01            2,318            320   1241      757             26.62
4Q01            2,030            278   1004      748             20.36


   Source:  Rig count: BHI
          West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov) for 2000 forward and The Wall Street Journal for 1999.

   U.S. Rig activity at February 15, 2002 was 815, a decrease of 8.1% from 887 at December 28, 2001. Compared to February 16, 2001, U.S. rig activity has declined by 28.9%. These declines are forecasted to continue in the first half of 2002, which is expected to have an adverse impact on the Company's operations, during the first half of 2002, especially in the Tubular Services and Drilling Services business segments.

Results of Operations

  Year Ended December 31, 2001 vs Year Ended December 31, 2000

   Revenue. Revenue for the year ended December 31, 2001 was $1,267.8 million, an increase of $401.2 million, or 46.3%, from revenue of $866.6 million for the year ended December 31, 2000. The increase in revenue was primarily the result of the worldwide increase in rig activity (especially in the U.S.), 15 acquisitions completed in 2001, and the 2001 shipment of several large drilling equipment orders which were originally ordered in 2000.

   The following table summarizes the Company's revenue by operating segment in 2001, 2000, and 1999 (in thousands):

                                                 2001      2000     1999
                                              ---------- -------- --------
      Drilling Equipment Sales............... $  395,550 $283,360 $504,245
      Tubular Services.......................    352,624  248,099  194,929
      Drilling Services......................    314,272  250,229  202,518
      Coiled Tubing & Wireline Products......    205,363   84,927   74,156
                                              ---------- -------- --------
                                              $1,267,809 $866,615 $975,848
                                              ========== ======== ========

   Revenue from the Company's Drilling Equipment Sales in 2001 was $395.6 million, an increase of $112.2 million (39.6%) compared to 2000. This increase was due primarily to the 2001 shipment of several large orders placed in 2000. The 2001 results included $27.9 million of revenue related to the projects for Maersk (Hyundai Heavy Industries). In addition, 2001 results included a record year for shipment of top drive systems, as 59 were shipped. New orders for 2001 were $545.9 million, an increase of $230.2 million (72.9%) over 2000. Backlog at December 31, 2001 for the Drilling Equipment Sales group was $251.5 million, an increase of 185.5% over December 31, 2000 backlog of $88.1 million. The increase in orders and backlog was due to an increase in 2001 drilling activity, the receipt of several large rig orders, and a record number of orders for top drive systems. However, backlog at December 31, 2001 was actually down from backlog at September 30, 2001 of $274.3 million (8.3%). The recent decline in backlog was reflective of the declining market activity in the fourth quarter of 2001. In accordance with industry practice, orders and commitments generally are cancellable by customers at any time.

   Revenue from the Company's Tubular Services was $352.6 million in 2001, an increase of $104.5 million (42.1%) over 2000 results. U.S. inspection and coating revenue increased $25.4 million (30%) over 2000 results due to increased U.S. rig activity. Also, the Company's Eastern Hemisphere inspection and coating revenue increased by $13.7 million due to the increase in international activity. In addition, this segment's fiberglass tubular operations revenue was up $59.7 million due to greater activity levels and the impact of acquisitions completed late in 2000 and in July of 2001. Revenue from the Company's pipeline inspection operation increased by $6.7 million due to greater demand for pipeline inspection in the U.S.

   Drilling Services revenue was $314.3 million in 2001, an increase of $64.0 million (25.6%) over 2000 results. U.S. Solids Control revenue increased $13.2 million (43%) in 2001 compared to 2000 due to a strong U.S. market. In addition, the Company benefited from strong markets and revenue growth in Latin America (up $10.4 million) and the Eastern Hemisphere (up $33.8 million). Also, the Company's instrumentation business increased $20.4 primarily due to two acquisitions in Canada in 2001.

   Coiled Tubing and Wireline Products revenue was $205.4 million in 2001, an increase of $120.4 million (141.8%) over 2000 results. The increase was due mainly to greater sales of coiled tubing units and pressure control equipment, and the January 2001 acquisition of Quality Tubing. In addition, the first half 2001 acquisition of Bradon Industries Ltd in Canada and Albin's Enterprises, Inc. in Oklahoma, and with the third quarter 2001 acquisition of Elmar Services Ltd. in the UK also contributed to the revenue growth. Backlog for this segment was at $55.9 million at December 31, 2001 compared to $61.2 million at December 31, 2000, a decline of 8.7% and an additional indication of the recent decline in the market.

   Gross Profit. Gross profit was $373.5 million (29.5% of revenue) in 2001 compared to $239.6 million (27.6% of revenue) in 2000. The increase in gross profit dollars was due to the greater revenue in 2001 discussed above. The increase in gross profit percentages was due to strong operating leverage in Tubular Services, Drilling Services, and Coiled Tubing and Wireline products. These strong operating leverages more than offset lower margins from the Drilling Equipment Sales group which was caused by higher engineering costs on certain large sales of drilling equipment units in 2001.

   Selling, General, and Administration Costs. Selling, general, and administrative costs were $152.3 million in 2001, an increase of $32.3 million (27%) over 2000 costs of $119.9 million. The increase was due primarily to the 15 acquisitions completed in 2001 and greater selling costs associated with a 46% increase in revenue. As a percent of revenue, selling, general, and administrative costs were 12.0% of revenue in 2001 compared to 13.8% of revenue in 2000.

   Research and Engineering Costs. Research and engineering costs were $46.6 million in 2001, an increase of $14.5 million (45%) compared to 2000 results. The increase was primarily due to greater costs in the Drilling Equipment Sales group, the fifteen acquisitions completed in 2001 and one acquisition completed late in 2000.

   Merger, Transaction, and Litigation Costs. Merger, transaction, and litigation costs were $16.5 million and $26.6 million for the years ended December 31, 2001 and 2000, respectively. During the second quarter of 2001 the Company engaged in a court ordered mediation and as a result recorded a $16.5 million charge concerning a patent litigation matter, which has subsequently been settled (see Item III Legal Proceedings). The 2000 merger and transaction costs included financial advisor fees, full vesting of executive stock matching awards and employment retirement benefits, equipment rationalization write-offs, certain costs related to employment contracts, and legal, accounting, and printing costs associated with the Merger.

   Operating Profit. Operating profit was $158.1 million for 2001 compared to $60.9 million for 2000. Excluding merger, transaction, and litigation costs, operating profit as a percentage of revenue was 13.8% in 2001 compared to 10.1% in 2000. The improvement in both operating profit dollars and percentages was due to greater revenue and a favorable product mix in 2001 compared to 2000.

   Interest Expense. Interest expense was $21.8 million in 2001 compared to $15.3 million in 2000. The increase in interest expense was due to greater average outstanding debt balances as a result of the $200.0 million Senior Notes issued in the second quarter of 2001.

   Other Expense (Income). Other expense includes interest income, foreign exchange losses and gains, and other expense (income). Net other expense was $4.3 million in 2001 compared to other income of $0.2 million in 2000. The increase in other expense was due mainly to the permanent impairment of an investment and lower interest income related to less excess cash on hand in 2001 than 2000.

   Provision for Income Taxes. The Company recorded a tax provision of $49.1 million (37.2% of pre-tax income) and $24.8 million (54.1% of pre-tax income) for the years ended December 31, 2001 and 2000, respectively. These tax provisions were higher than the domestic tax rate of 35%, due to deductions not allowed under domestic and foreign jurisdictions related to merger and transaction costs, and goodwill amortization and to foreign earnings subject to tax rates differing from domestic rates.

   Net Income. Net income was $83.0 million and $21.1 million for 2001 and 2000, respectively. The increase in net income was due to the factors discussed above.

  Year Ended December 31, 2000 vs Year End December 31, 1999

   Revenue. Revenue for the year ended December 31, 2000 was $866.6 million, a decrease of $109.2 million from the year ended December 31, 1999. The decrease was due to a $220.9 million decline in revenue for Drilling Equipment Sales, which reported revenue of $504.2 million in 1999. The decline in Drilling Equipment Sales was a result of a strong 1999, which included the shipment of orders placed during the last new rig construction cycle in 1997 and the first half 1998. This decline was partially offset by increased revenue in Tubular Services, Drilling Services, and Coiled Tubing and Wireline Products, which benefited from the upturn in the oil and gas industry discussed above.

   Revenue from the Company's Drilling Equipment Sales in 2000 was $283.4 million, a decline of $220.9 million (43.8%) compared to 1999 due to lower orders in 1999 which resulted in a decline in 2000 shipments of equipment for upgrading, conversion, and new construction of offshore drilling rigs, particularly floating rigs that are capable of drilling in water depths exceeding 3,000 feet. However, new orders for 2000 increased $75.9 million (31.5%) over 1999. Backlog at December 31, 2000 for Drilling Equipment Sales was $88.1 million, an increase of $32.3 million (58.0%) compared to $55.7 million at December 31, 1999. The increase in new orders and backlog was due to an increase in worldwide drilling activity, and the receipt of a $25 million order from Maersk. In accordance with industry practice, orders and commitments generally are cancelable by customers at any time.

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

   Gross Profit. Gross profit was $239.6 million (27.6% of revenue) in 2000 compared to $250.5 million (25.7% of revenue) in 1999. Gross profit dollars were down due to lower revenue in 2000. The increase in gross profit percentages was due to strong operating leverage in Tubular Services, Drilling Services, and Coiled Tubing and Wireline products. Cost reductions implemented in the Drilling Equipment Sales product group in 2000 offset some of the impact that the decline in revenue had on gross profit percents.

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

   Other Expense (Income). Other income includes interest income, foreign exchange losses (gains), and other expense (income), which resulted in income of $0.2 million in 2000 compared to income of $1.6 million in 1999. The decline in other income was primarily due to foreign exchange losses in 2000 of $1.1 million compared to a foreign exchange gain in 1999 of $0.5 million.

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

Financial Condition and Liquidity

   At December 31, 2001, the Company had cash and cash equivalents of $57.5 million, and current and long-term debt of $322.6 million. At December 31, 2000, cash and cash equivalents were $12.2 million, and current and long-term debt was $136.5 million. The increase in current and long-term debt in 2001 was due primarily to cash paid, notes assumed, and notes issued totaling $168.2 million related to 15 business asset and technology acquisitions in 2001, and the issue on May 1, 2001 of $200.0 million of 7 1/4% Senior Notes due 2011. The Company's outstanding debt at December 31, 2001 consisted of $201.5 million (net of discounts) of the 2011 Notes, $99.1 million (net of discounts) of 2008 Notes, and $22.0 million of other debt.

   For the fiscal year ended December 31, 2001, cash provided by operating activities was $84.0 million compared to $81.8 million for 2000. Cash was provided by operations primarily through net income of $83.0 million plus non-cash charges of $78.0 million. These items were offset to some extent by an increase in accounts receivable of $51.9 million, an increase in inventory of $60.9 million, and an increase in prepaid expenses and other assets of $9.5 million. Accounts payable, accrued liabilities, and other increased by $20.0 million and income taxes payable increased by $25.4 million. The increase in receivables was directly related to a $116.6 million increase in revenue in the fourth quarter of 2001 compared to the same quarter of

2000. Days sales outstanding decreased from 98.7 days at December 31, 2000 to
86.9 days at December 31, 2001. Inventory increased due to an increase in work-in-process as the December 31, 2001 backlog for the Drilling Equipment Sales segment increased $163.5 million from December 31, 2000 to December 31, 2001. The increase in prepaid expenses and other assets was due to an increase in prepaid insurance, taxes, and deferred costs on drilling equipment projects. The increase in accounts payable, accrued liabilities, and other was due to increased vendor payables and accruals associated with increased operations and greater accrued interest associated with higher outstanding debt balances. The increase in income taxes payable was due to greater pre-tax profit in the fourth quarter of 2001 than the fourth quarter of 2000.

   For the fiscal year ended December 31, 2001, cash used for investing activities was $212.9 million compared to $64.9 million for the same period of 2000. The Company used approximately $146.0 million of cash to acquire fifteen separate businesses/asset acquisitions during 2001. See Note 3 of Notes to the Consolidated Financial Statements. Capital spending of $65.8 million was related primarily to capital additions for the strong North America market in the Tubular Services and Drilling Services product segments.

   For the fiscal year ended December 31, 2001, the Company generated $174.9 million of cash from financing activities compared to cash used of $86.7 million in 2000. Cash generated consisted of net borrowings of $164.8 million (primarily from the $200.0 million bonds described in Note 8 to Notes to the Financial Statements) and proceeds from the sale of stock of $10.1 million.

   On January 30, 2002 the Company entered into a new credit agreement with a syndicate of banks that provided up to $125.0 million of funds under a revolving credit facility. The facility expires on January 30, 2005. The facility is secured by guarantees of material U.S. subsidiaries. The interest rate on the borrowed portion of the revolver is based on the Company's rating by S&P and Moody's which at the time of the agreement resulted in an interest rate of Libor + 0.625% or the prime rate. Commitment fees range from 0.1% to 0.25% depending on the Company rating.

   The Company believes that its December 31, 2001 cash and cash equivalents, its new credit facility, and cash flow from operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

   A summary of the Company's outstanding contractual obligations at December 31, 2001 is as follows (in thousands):

                                           Payments Due by Period
                            ----------------------------------------------------
                                     Less than
                             Total    1 Year   1-3 Years 4-5 years After 5 years
                            -------- --------- --------- --------- -------------
Long Term Debt............. $322,614  $ 7,077   $11,372   $ 3,237    $300,928
Operating Leases...........   82,887   20,193    26,019    12,696      23,979
                            --------  -------   -------   -------    --------
Total contractual
  obligations.............. $405,501  $27,270   $37,391   $15,933    $324,907
                            ========  =======   =======   =======    ========
Standby Letters of Credit.. $ 13,963  $ 7,283   $ 3,389   $ 3,291    $     --
                            ========  =======   =======   =======    ========

Critical Accounting Policies and Estimates

   In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to bad debts and inventory obsolescence; impairments of long-lived assets, including goodwill and our reserves for product warranty claims. Note 2 to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that are believed to be reasonable; the combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

   Reserves for bad debts are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. Substantially all of our revenues come from international oil companies and government-owned or government-controlled oil companies and we have receivables in many foreign jurisdictions. If, due to changes in worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions, our customers were unable to repay these receivables, additional allowances would be required.

   Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our future expectations related to our substantial installed base and the development of new products. Changes in worldwide oil and gas drilling activity and the development of new technologies associated with the drilling industry could require additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.

   Accruals for warranty claims are provided based on historical experience at the time of sale. Product warranties generally cover periods from one to three years. Our accruals for warranty claims are affected by the size of our installed base of products currently under warranty, as well as new products delivered to the market. Periodically, as actual experience proves different from historical estimates, additional provisions are required.

   The determination of impairment on long-lived assets, including goodwill, is conducted as indicators of impairment are present. If such indicators were present, the determination of the amount of impairment would be based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Our industry is highly cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles may result in impairment charges.

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

   The Company's solids control, inspection and coating services routinely involve the handling of waste materials, some of which may be considered to be hazardous wastes. The Company is subject to numerous local, state and federal laws and regulations concerning the containment and disposal of materials, pursuant to which the Company has been required to incur compliance and clean-up costs, which were not substantial in 2001, 2000, and 1999. Compliance with environmental laws and regulations due to currently unknown circumstances or developments, however, could result in substantial costs and have a material adverse effect on the Company's results of operations and financial condition.

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

ITEM 7A.  QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company does not believe it has a material exposure to market risk. The Company has historically managed its exposure to interest changes by using a combination of fixed rate debt, variable rate debt, interest swap and collar agreements in its total debt portfolio. As of December 31, 2001, the Company had no interest rate swap or collar agreements outstanding. At December 31, 2001, the Company had $322.6 million of outstanding debt. Fixed rate debt included $201.5 million of Senior Notes (net of discounts) at a fixed rate of 7 1/4% and $99.1 million of Senior Notes (net of discounts) at a fixed interest rate of 7 1/2%. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company's policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at December 31, 2001. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   There is hereby incorporated herein by reference the information appearing under the captions "Election of Directors" and "Executive Officers of the Company" of the registrant's definitive Proxy Statement for its 2002 Annual Meeting to be filed with the Securities and Exchange Commission (the "Commission") on or before April 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

   There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 2002 Annual Meeting to be filed with the Commission on or before April 30, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the registrant's definitive Proxy Statement for its 2002 Annual Meeting to be filed with the Commission on or before April 30, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the registrant's definitive Proxy Statement for its 2002 Annual Meeting to be filed with the Commission on or before April 30, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements of the Company

                                                                                               Page
                                                                                            ----------
Report of Independent Auditors.............................................................        F-1
Consolidated Balance Sheets at December 31, 2001 and 2000..................................        F-2
Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999....        F-3
Consolidated Statements of Common Stockholders' Equity and Comprehensive Income for the
  years ended December 31, 2001, 2000, and 1999,...........................................        F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999        F-5
Notes to Consolidated Financial Statements................................................. F-6 - F-31

      (2) Financial Statement Schedules:

The information under the following captions is filed as part of this Report:

   Schedule I Parent Company Only Condensed Balance Sheets............... S-1
   Schedule I Parent Company Only Condensed Statements of Income......... S-2
   Schedule I Parent Company Only Condensed Statements of Cash Flows..... S-3
   Schedule I Parent Company Only Notes to Condensed Financial Statements S-4
   Schedule II Valuation and Qualifying Accounts......................... S-5

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

      (3) The list of exhibits contained in the Index to Exhibits are filed as part of this Report--Page 34.

   (b) Reports on Form 8-K

        There were no reports on Form 8-K filed in the fourth quarter of 2001.

                                 EXHIBIT INDEX

Exhibit No.                                     Description                                      Note No.
----------                                      -----------                                      ---------

   3.1      Third Amended and Restated Certificate of Incorporation, dated May 30, 2000.         (Note 1)

   3.2      Third Amended and Restated Bylaws.                                                   (Note 1)

   3.3      Certificate of Designations of Series A Junior Participating Preferred Stock, dated  (Note 1)
              November 30, 2000.

   4.1      Rights Agreement, dated as of November 29, 2000, by and between the Company and      (Note 1)
              Chase Mellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred
              Stock of Varco International, Inc. as Exhibit A, the form of Right Certificate as
              Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

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

   4.5      Registration Rights Agreement dated March 7, 1997 among the Company and certain      (Note 10)
              stockholders of Fiber Glass Systems, Inc.

   4.6      Indenture, dated as of February 25, 1998, between the Company, the Guarantors        (Note 11)
              named therein and The Bank of New York Trust Company of Florida as trustee, relating to $100,000,000 aggregate principal amount of 7 1/2% Senior Notes due
              2008; Specimen Certificate of 7 1/2% Senior Notes due 2008 (private notes); and
              Specimen Certificate of 7 1/2% Senior Notes due 2008 (exchange notes).

   4.8      Indenture, dated as of May 1, 2001, among the Company, the Guarantors named          (Note 27)
              therein and The Bank of New York, as trustee, relating to $200,000,000 aggregate principal amount of 7 1/4% Senior Notes due 2011; Specimen Certificate of 7 1/4%
              Senior Notes due 2011 (private notes); Specimen Certificate of 7 1/4% Senior Notes due 2011 (exchange notes)

  10.1      Credit Agreement, dated as of January 30, 2002, among Varco International, Inc., as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative
              Agent, Bank One, NA, as Syndication Agent, Credit Suisse First Boston, Cayman
              Islands Branch, as Documentation Agent, and the other Banks a party thereto.

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

  10.4*     DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non-Statutory Stock Option      (Note 8)
              Agreement.

  10.5*     Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco          (Note 4)
              International Corporation; Form of Revised Incentive Stock Option Agreement; and
              Form of Revised Non-Qualified Stock Option Agreement.

  10.6*     Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for     (Note 5)
              Non-Employee Directors; and Form of Stock Option Agreement.

Exhibit No.                                      Description                                      Note No.
----------                                       -----------                                      ---------

 10.7*      Varco International, Inc. Supplemental Executive Retirement Plan                      (Note 21)

 10.7.1*    Amendment to Varco International, Inc. Supplemental Executive Retirement Plan         (Note 23)

 10.7.2*    Second Amendment to Varco International, Inc. Supplemental Executive Retirement
              Plan                                                                                (Note 24)

 10.8       Lease dated March 7, 1985, as amended                                                 (Note 15)

 10.8.1     Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8
              hereof                                                                              (Note 16)

 10.8.2     Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8
              hereto                                                                              (Note 17)

 10.8.3     Agreement dated as of February 8, 1985, with respect to Lease included as
              Exhibit 10.8 hereto                                                                 (Note 17)

 10.8.4     Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8
              hereto                                                                              (Note 18)

 10.8.5     Amendment dated as of January 11, 1996, with respect to Lease included as
              Exhibit 10.8 hereto                                                                 (Note 22)

 10.9       Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N.
              Eckhoff, Orange, California                                                         (Note 19)

 10.9.1     First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.9 hereto (Note 22)

 10.10*     The Varco International, Inc. 1990 Stock Option Plan, as amended                      (Note 20)

 10.10.1*   Amendments to the Varco International, Inc. 1990 Stock Option Plan                    (Note 25)

 10.11*     Varco International, Inc. 1994 Directors' Stock Option Plan                           (Note 22)

 10.11.1*   Amendment to Varco International, Inc. 1994 Directors' Stock Option Plan              (Note 24)

 10.12*     The Varco International, Inc. Deferred Compensation Plan.                             (Note 25)

 10.13      Master Leasing Agreement, dated December 18, 1995 between the Company and
              Heller Financial Leasing, Inc.                                                      (Note 6)

 10.14*     Form of Executive Agreement of certain members of senior management                   (Note 14)

 10.14.1*   Form of First Amendment to Executive Agreements                                       (Note 14)

 10.15*     Executive Agreement of John F. Lauletta                                               (Note 14)

 10.16*     Executive Agreement of Joseph C. Winkler                                              (Note 14)

 10.17*     Executive Agreement of George Boyadjieff                                              (Note 26)

 10.18*     Executive Agreement of Michael W. Sutherlin                                           (Note 26)

 10.19*     Form of Indemnity Agreement                                                           (Note 14)

 21         Subsidiaries

 23         Consent of Independent Auditors

--------
* Management contract, compensation plan or arrangement.

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

Note 23 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996.

Note 24 Incorporated by reference to Varco's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1997.

Note 25 Incorporated by reference to Varco's Annual Report on Form 10-K for the year ended December 31,
          1999.

Note 26 Incorporated by reference to Varco's Annual Report on Form 10-K/A for the year ended
          December 31, 1999.

Note 27 Incorporated by reference to Varco's Registration Statement on Form S-4 filed on June 29, 2001
          (No. 333-64226).

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VARCO INTERNATIONAL, INC.

  Dated:  March 1, 2002                By:     /s/  GEORGE I. BOYADJIEFF
                                           ----------------------------------
                                                  George I. Boyadjieff
                                                 Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
          Signature                       Title                  Date
          ---------                       -----                  ----

  /s/  GEORGE I. BOYADJIEFF   Chairman of the Board and      March 1, 2002
-----------------------------   Chief Executive Officer
      George I. Boyadjieff

    /s/  JOHN F. LAULETTA     Director, President and Chief  March 1, 2002
-----------------------------   Operating
      John F. Lauletta

   /s/  JOSEPH C. WINKLER     Executive Vice President,      March 1, 2002
-----------------------------   Chief
      Joseph C. Winkler         Financial Officer and
                                Treasurer

  /s/  JAMES F. MARONEY III   Vice President, Secretary and  March 1, 2002
-----------------------------   General Council
    James F. Maroney III

   /s/  KENNETH L. NIBLING    Vice President, Human          March 1, 2002
-----------------------------   Resources and Administration
     Kenneth L. Nibling

  /s/  ROBERT W. BLANCHARD    Vice President, Controller,    March 1, 2002
-----------------------------   and Chief
     Robert W. Blanchard        Accounting Officer

Directors:

    /s/  GEORGE S. DOTSON     Director                       March 1, 2002
-----------------------------
      George S. Dotson

     /s/  ANDRE R. HORN       Director                       March 1, 2002
-----------------------------
        Andre R. Horn

   /s/  RICHARD A. KERTSON    Director                       March 1, 2002
-----------------------------
     Richard A. Kertson

    /s/  ERIC L. MATTSON      Director                       March 1, 2002
-----------------------------
       Eric L. Mattson

     /s/  L. E. SIMMONS       Director                       March 1, 2002
-----------------------------
        L. E. Simmons

            Name                          Title                 Date
            ----                          -----                 ----

   /s/  JEFFERY A. SMISEK     Director                      March 1, 2002
-----------------------------
      Jeffery A. Smisek

   /s/  DOUGLAS E. SWANSON    Director                      March 1, 2002
-----------------------------
     Douglas E. Swanson

    /s/  EUGENE R. WHITE      Director                      March 1, 2002
-----------------------------
       Eugene R. White

     /s/  JAMES D. WOODS      Director                      March 1, 2002
-----------------------------
       James D. Woods

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Varco International, Inc.

   We have audited the accompanying consolidated balance sheets of Varco International, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varco International, Inc. at December 31, 2001 and 2000, and the consolidated results of its income and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Houston, Texas
January 31, 2002

                           VARCO INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                 December 31, December 31,
                                                                                     2001         2000
                                                                                 ------------ ------------
                                                                                      (in thousands)
                                    ASSETS
                                    ------
Current assets:
   Cash and cash equivalents....................................................  $   57,499   $   12,176
   Accounts receivable, net.....................................................     342,036      269,393
   Inventory, net...............................................................     229,678      152,350
   Deferred tax assets..........................................................       6,618        4,889
   Prepaid expenses and other...................................................      27,374       16,898
                                                                                  ----------   ----------
       Total current assets.....................................................     663,205      455,706
                                                                                  ----------   ----------
Property and equipment, net.....................................................     400,416      343,673
Identified intangibles, net.....................................................      30,722       26,062
Goodwill, net...................................................................     325,135      238,641
Other assets, net...............................................................       9,632       12,900
                                                                                  ----------   ----------
       Total assets.............................................................  $1,429,110   $1,076,982
                                                                                  ==========   ==========
                            LIABILITIES AND EQUITY
                            ----------------------
Current liabilities:
   Accounts payable.............................................................  $  102,559   $   66,182
   Accrued liabilities..........................................................     102,315       91,423
   Income taxes payable.........................................................      27,652        4,376
   Current portion of long-term debt and short-term borrowings..................       7,077       30,347
                                                                                  ----------   ----------
       Total current liabilities................................................     239,603      192,328
Long-term debt..................................................................     315,537      106,160
Pension liabilities and post-retirement obligations.............................      25,834       24,556
Deferred taxes payable..........................................................      18,604       20,867
Other liabilities...............................................................       1,218        1,088
                                                                                  ----------   ----------
       Total liabilities........................................................     600,796      344,999
                                                                                  ----------   ----------
Common stockholders' equity:
   Common stock, $.01 par value, 200,000,000 shares authorized,
     97,402,339 shares issued and 95,977,639 shares outstanding at December 31,
     2001 (96,245,849 shares issued and 94,821,149 shares outstanding at
     December 31, 2000).........................................................         974          962
   Paid in capital..............................................................     514,137      498,692
   Retained earnings............................................................     347,548      264,580
   Accumulated other comprehensive loss.........................................     (19,015)     (16,921)
   Less: treasury stock at cost (1,424,700 shares)..............................     (15,330)     (15,330)
                                                                                  ----------   ----------
       Total common stockholders' equity........................................     828,314      731,983
                                                                                  ----------   ----------
       Total liabilities and equity.............................................  $1,429,110   $1,076,982
                                                                                  ==========   ==========

                            See accompanying notes.

                           VARCO INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   Years Ended December 31,
                                                            --------------------------------------
                                                                2001         2000         1999
                                                            -----------   -----------  -----------
                                                            (in thousands, except for common shares
                                                                      and per share data)
Revenue:
   Sales................................................... $   751,284   $   463,556  $   708,587
   Services and rentals....................................     516,525       403,059      267,261
                                                            -----------   -----------  -----------
       Total...............................................   1,267,809       866,615      975,848
                                                            -----------   -----------  -----------
Cost and expenses:
   Cost of sales...........................................     488,558       296,955      491,481
   Cost of services and rentals............................     395,257       321,647      225,436
   Amortization of goodwill................................      10,457         8,444        8,431
   Selling, general and administrative.....................     152,276       119,942      135,195
   Research and engineering costs..........................      46,635        32,146       40,149
   Merger, transaction, and litigation costs...............      16,500        26,570        7,808
                                                            -----------   -----------  -----------
       Total...............................................   1,109,683       805,704      908,500
                                                            -----------   -----------  -----------
Operating profit...........................................     158,126        60,911       67,348
Other expense (income):
   Interest expense........................................      21,776        15,282       18,926
   Interest income.........................................      (2,145)       (3,374)      (2,694)
   Foreign exchange loss (gain)............................         (71)        1,134         (473)
   Other...................................................       6,471         2,022        1,527
                                                            -----------   -----------  -----------
Income before income taxes.................................     132,095        45,847       50,062
Provision for income taxes.................................      49,127        24,792       20,253
                                                            -----------   -----------  -----------
Net income................................................. $    82,968   $    21,055  $    29,809
                                                            ===========   ===========  ===========
Earnings per common share:
   Basic earnings per common share......................... $      0.87   $      0.23  $      0.33
                                                            ===========   ===========  ===========
   Dilutive earnings per common share...................... $      0.86   $      0.22  $      0.32
                                                            ===========   ===========  ===========
Weighted average number of common shares outstanding:
   Basic...................................................  95,732,897    92,773,815   90,659,770
                                                            ===========   ===========  ===========
   Dilutive................................................  96,675,294    95,355,904   92,693,264
                                                            ===========   ===========  ===========

                            See accompanying notes.

                           VARCO INTERNATONAL, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                        Accumulated                Total
                                                           Common                          Other                  Common
                                               Shares    Stock $.01 Paid in   Retained Comprehensive Treasury  Stockholders'
                                             Outstanding Par Value  Capital   Earnings Income (loss)  Stock       Equity
                                             ----------- ---------- --------  -------- ------------- --------  -------------
                                                                             (in thousands)
Balance at December 31, 1998................   90,150       $917    $466,302  $213,716   $ (7,164)   $(15,330)   $658,441

1999 Comprehensive income:
   Net income...............................       --         --          --    29,809         --          --      29,809
   Foreign currency translation adjustment..       --         --          --        --     (3,487)         --      (3,487)
   Unrealized gains on investments..........       --         --          --        --         41          --          41
                                               ------       ----    --------  --------   --------    --------    --------
   1999 Comprehensive income................       --         --          --    29,809     (3,446)         --      26,363
Common stock issued.........................    1,028          9       8,595        --         --          --       8,604
Tax benefit of options exercised............       --         --         837        --         --          --         837
                                               ------       ----    --------  --------   --------    --------    --------
Balance at December 31, 1999................   91,178        926     475,734   243,525    (10,610)    (15,330)    694,245

2000 Comprehensive income:
   Net income...............................       --         --          --    21,055         --          --      21,055
   Foreign currency translation adjustment..       --         --          --        --     (6,311)         --      (6,311)
                                               ------       ----    --------  --------   --------    --------    --------
   2000 Comprehensive income................       --         --          --    21,055     (6,311)         --      14,744
Common stock issued.........................    1,297         13      12,212        --         --          --      12,225
Common stock issued executive match
 program....................................      323          3       6,428        --         --          --       6,431
Conversion of stock warrants................    2,023         20         (20)       --         --          --          --
Tax benefit of options exercised............       --         --       4,338        --         --          --       4,338
                                               ------       ----    --------  --------   --------    --------    --------
Balance at December 31, 2000................   94,821        962     498,692   264,580    (16,921)    (15,330)    731,983

2001 Comprehensive income:
   Net income...............................       --         --          --    82,968         --          --      82,968
   Foreign currency translation adjustment..       --         --          --        --     (2,094)         --      (2,094)
                                               ------       ----    --------  --------   --------    --------    --------
   2001 Comprehensive income................       --         --          --    82,968     (2,094)         --      80,874
Common stock issued.........................    1,101         11      10,806        --         --          --      10,817
Common stock issued in exchange for
 convertible debt...........................       56          1         833        --         --          --         834
Tax benefit of options exercised............       --         --       3,806        --         --          --       3,806
                                               ------       ----    --------  --------   --------    --------    --------
Balance at December 31, 2001................   95,978       $974    $514,137  $347,548   $(19,015)   $(15,330)   $828,314
                                               ======       ====    ========  ========   ========    ========    ========

                            See accompanying notes.

                           VARCO INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                           -------------------------------
                                                                             2001       2000       1999
                                                                           ---------  ---------  ---------
                                                                                    (in thousands)
Cash flows from operating activities:
Net income................................................................ $  82,968  $  21,055  $  29,809
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization......................................    67,900     56,518     57,180
       Non-cash merger and transaction costs..............................        --     12,101         --
       Other non-cash charges.............................................    10,081     18,317     11,349
       Changes in current assets and liabilities, net of effects from acquisitions:
          Accounts receivable.............................................   (51,872)   (15,904)    50,722
          Inventory.......................................................   (60,914)    (9,852)   100,230
          Prepaid expenses and other assets...............................    (9,520)       481      2,104
          Accounts payable, accrued liabilities and other.................    19,954     (6,552)  (124,416)
          Income taxes payable............................................    25,398      5,623     (7,914)
                                                                           ---------  ---------  ---------
       Net cash provided by operating activities..........................    83,995     81,787    119,064
                                                                           ---------  ---------  ---------

Cash flows used for investing activities:
   Capital expenditures...................................................   (65,834)   (45,463)   (30,729)
   Business acquisitions, net of cash acquired............................  (145,953)   (21,685)   (13,120)
   Other..................................................................    (1,121)     2,276        211
                                                                           ---------  ---------  ---------
       Net cash used for investing activities.............................  (212,908)   (64,872)   (43,638)
                                                                           ---------  ---------  ---------

Cash flows provided by (used for) financing activities:
   Borrowings under financing agreements, net.............................   302,600     16,953     55,192
   Principal payments under financing agreements..........................  (137,832)  (113,720)   (90,708)
   Proceeds from sale of common stock, net................................    10,132     10,049      5,625
                                                                           ---------  ---------  ---------
       Net cash provided by (used for) financing activities...............   174,900    (86,718)   (29,891)
                                                                           ---------  ---------  ---------
Effect of exchange rate changes on cash...................................      (664)    (1,138)      (291)
Net increase (decrease) in cash and cash equivalents......................    45,323    (70,941)    45,244
Cash and cash equivalents:
   Beginning of period....................................................    12,176     83,117     37,873
                                                                           ---------  ---------  ---------
   End of period.......................................................... $  57,499  $  12,176  $  83,117
                                                                           =========  =========  =========

Supplemental disclosure of cash information:
   Cash paid during the year for:
       Interest........................................................... $  19,350  $  17,473  $  20,302
                                                                           =========  =========  =========
       Taxes.............................................................. $  31,740  $  12,643  $  25,389
                                                                           =========  =========  =========

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

   The Merger was accounted for as a pooling of interests and accordingly, all prior period consolidated financial statements were restated to include the combined results of operations, financial condition and cash flows of Varco.

   Revenues and net income, before merger and transaction costs, related to the Merger of the separate companies prior to the completion of the Merger on May 30, 2000, were as follows (in thousands):

                                                                        2000     1999
                                                                      -------- --------
Revenues:
   Tuboscope......................................................... $224,730 $385,474
   Varco.............................................................  184,866  590,374
                                                                      -------- --------
       Total......................................................... $409,596 $975,848
                                                                      ======== ========
Net income before merger & transaction costs related to the merger:
   Tuboscope......................................................... $  5,838 $ (7,156)
   Varco.............................................................   10,106   36,965
                                                                      -------- --------
       Total......................................................... $ 15,944 $ 29,809
                                                                      ======== ========

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

                           VARCO INTERNATIONAL, INC.

  Nature of Business and Risk Factors

   The Merger created one of the world's leading drilling equipment and services company. The combined company carries market leadership positions in each of its four principal business segments: Drilling Equipment Sales, Tubular Services, Drilling Services and Coiled Tubing and Wireline Products. The Company provides its customers with the most comprehensive range of drilling rig equipment and services and tubular services in the industry. A more detailed description of products and services is provided in Note 12 Business Segments and Foreign Operations.

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

   The Company operates in over 49 countries around the world. Its revenues are geographically concentrated in North America (50%), Latin America (13%), Europe, Africa, and the Middle East (27%), and the Far East (8%). As a result of its international presence, the Company's operations are subject to the risks normally associated with conducting businesses in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without compensation. In addition, the Company has significant customer concentrations in the Middle East, Latin America and the Far East whose spending can be volatile based on oil price changes, the political environment and delays in the government budget. Adverse changes in individual circumstances can have a significant negative impact on the financial performance of the Company.

2.  Summary of Significant Accounting Policies

  Revenue recognition

   The Company recognizes revenue when goods are shipped or when services are rendered. On large equipment sales which have multiple completion stages and where the collection of payment is reasonably assured, the Company recognizes revenue under the percentage of completion method.

  Cash and cash equivalents

   The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

  Financial Instruments and Concentrations of Credit Risk

   The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated fair value because of the relatively short maturity of these instruments. The carrying value of debt approximated fair values as of December 31, 2001 and 2000 except for the Company's $100,000,000 7 1/2% Senior Notes due 2008, and $200,000,000 7 1/4% Senior Notes due 2011. Based on information provided by a national brokerage company, the $100 million Senior Notes were valued at

                           VARCO INTERNATIONAL, INC.

$103,030,000 and $95,369,000 at December 31, 2001 and 2000, and the $200
million Senior Notes were valued at $199,960,000 at December 31, 2001.

   Substantially all of the Company's accounts receivable are due from customers in the oil and gas industry, both in the United States and internationally. The Company performs periodic credit evaluations of its customers and generally does not require collateral. In certain circumstances, the Company requires letters of credit to further insure credit worthiness.

   Reserve for bad debts are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. Accounts receivable are net of allowances for doubtful accounts of approximately $11,517,000 and $10,199,000 at December 31, 2001 and 2000,
respectively.

  Inventory

   Inventories are stated at the lower of cost or market. The Company determines the cost of inventories using the last-in, first-out ("LIFO") method for its Drilling Equipment Sales inventory and the weighted average method for other inventory. Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our future expectations related to our substantial installed base and the development of new products. Inventory is net of our reserve of excess and obsolete inventory of approximately $31,028,000 and $23,333,000 at December 31, 2001 and 2000,
respectively.

  Property and equipment

   Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and generally by the accelerated or modified accelerated costs recovery systems for income tax reporting purposes. Estimated useful lives are 30 years for buildings and 5-12 years for machinery and equipment. The cost of repairs and maintenance is charged to income as incurred. Major repairs and improvements are capitalized and depreciated over the remaining useful life of the asset. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Property and equipment depreciation expense was $53,781,000, $44,789,000, and $45,387,000, for the years ended December 31,
2001, 2000, and 1999, respectively.

  Identified intangibles

   Identified intangibles are being amortized on a straight-line basis, over estimated useful lives between 5 and 40 years, and are presented net of accumulated amortization of approximately $26,369,000 and $23,544,000 at December 31, 2001 and 2000, respectively. Identified intangibles consist primarily of technology, patents, trademarks, license agreements, existing service contracts and covenants not to compete.

  Goodwill

   Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired. Such excess costs are being amortized on a straight-line basis over lives ranging from 10-40 years depending on the estimated economic life. Accumulated amortization at December 31, 2001 and 2000 was approximately $55,361,000, and $44,904,000, respectively. On an annual basis, the Company estimates the future estimated undiscounted cash flows of the business to which goodwill related in order to determine that the carrying value of the goodwill had not been impaired.

                           VARCO INTERNATIONAL, INC.

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

  Warranty Accruals

   Accruals for warranty claims are provided based on historical experience at the time of sale. Product warranties generally cover periods from one to three years. Our accruals for warranty claims are affected by the size of our installed base of products currently under warranty, as well as new products delivered to the market.

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

  Derivative financial instruments

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). As amended SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was adopted effective January 1, 2001 and did not have a material impact on the Company's financial position or results of operations.

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

                           VARCO INTERNATIONAL, INC.

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

  Reclassification

   Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with current year classifications.

  New Accounting Standards

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 141 all business combinations initiated after June 30, 2001 were accounted for under the purchase method of accounting. Under SFAS 142, intangible assets deemed to have indefinite lives (including goodwill) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Accordingly, the Company did not amortize any goodwill purchased after June 30, 2001. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of approximately $10,500,000 per year (or $0.11 per share). Based on preliminary tests, the Company does not expect the adoption of SFAS 142 to have a material effect on the Company's financial position or results of operations.

   In August 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No 143, "Accounting for Asset Retirement Obligations," (SFAS 143). SFAS 143 requires a company to recognize a liability associated with a legal obligation to retire or remove any tangible long-lived assets. The new statement is effective beginning in 2003 and the Company is currently evaluating if it will have a material impact on its financial position or results of operations.

   In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This new statement supercedes FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for long-lived assets to be disposed of (SFAS 121), however, it retains the fundamental provisions of long-lived assets to be "held and used." The new statement provides implementation guidelines and will be effective for the Company in 2002. SFAS 144 is not expected to have a material effect on the Company's financial position or results of operations, but it is expected to effect certain of the Company's accounting policies.

                           VARCO INTERNATIONAL, INC.

3.  Acquisitions

  Fiscal 2001

   In January, 2001, the Company acquired Quality Tubing Inc., a manufacturer of coiled tubing which is used in conjunction with specialized equipment manufactured by the Company to remediate and drill oil and gas wells for an aggregate cash purchase price of approximately $55,020,000. This acquisition complements Varco's comprehensive offering of coiled tubing technology, combining coiled tubing with the equipment required to run it.

   The Company also completed eight additional acquisitions, five asset purchases, and one technology license acquisition for an aggregate purchase price of $99,044,000 consisting of cash of $90,397,000 and notes and accrued payables of $8,647,000. These acquisitions included:

    . Chimo Equipment Ltd., a Canadian provider of rig instrumentation equipment and services.

    . Albin's Enterprises Inc., an Oklahoma based designer, manufacturer, rebuilder, and refurbisher of high-pressure nitrogen pumping units and related equipment.

    .  Fibercast, an Oklahoma based fiberglass tubing manufacturer.

    . Elmar Services Limited, an Aberdeen based designer and manufacturer of wireline pressure control equipment for servicing oil and gas wells.

    . Morinoak International Limited, a supplier of derricks, substructures and structural drilling rig components based in England.

   The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2001 acquisitions:

                                             Quality  All Other
                                             Tubing  Acquisitions  Total
                                             ------- ------------ --------
     Current assets......................... $15,377   $ 41,200   $ 56,777
     Property, plant and equipment..........   8,049     33,494     41,543
     Intangible assets......................     146      7,398      7,544
     Goodwill...............................  40,639     57,228     97,867
                                             -------   --------   --------
        Total assets acquired...............  64,211    139,320    203,531
                                             -------   --------   --------
     Current liabilities....................   7,291     32,948     40,239
     Long term debt.........................   1,107     10,711     11,818
     Other liabilities......................     793      2,680      3,473
                                             -------   --------   --------
        Total liabilities...................   9,191     46,339     55,530
                                             -------   --------   --------
        Net assets acquired................. $55,020   $ 92,981   $148,001
                                             =======   ========   ========

   The following table summarizes goodwill additions for 2001 acquisitions by business segment:

                                                         2001
                                                        -------
                Drilling Equipment Sales............... $10,118
                Tubular Services.......................     651
                Drilling Services......................  11,923
                Coiled Tubing & Wireline...............  75,175
                                                        -------
                Total goodwill acquired................ $97,867
                                                        =======

                           VARCO INTERNATIONAL, INC.

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

   Each of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each business is included in the consolidated results of operations from the date of acquisition. A summary of the acquisitions follows (in thousands):

                                                              2001       2000      1999
                                                            ---------  --------  --------
Fair value of assets acquired.............................. $ 201,483  $ 26,045  $ 21,327
Cash paid..................................................  (145,953)  (21,685)  (13,120)
                                                            ---------  --------  --------
Liabilities assumed and debt issued........................ $  55,530  $  4,360  $  8,207
                                                            =========  ========  ========
Excess purchase price over fair value of assets acquired... $  97,867  $  5,175  $  2,434
                                                            =========  ========  ========

   Cash paid in 2001 and 1999 includes $536,000 and $1,021,000 for 2000 and 1998 acquisitions, respectively.

   The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if these acquisitions had occurred at the beginning of 2000. The pro forma information includes certain adjustments which give effect to amortization of goodwill, interest expense on acquisition debt and other adjustments, together with related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected at the beginning of 2000.

                                                       2001       2000
                                                    ---------- ----------
       Revenue..................................... $1,320,748 $1,034,656
                                                    ========== ==========
       Net income.................................. $   83,427 $   21,774
                                                    ========== ==========
       Dilutive earnings per common share.......... $      .86 $      .23
                                                    ========== ==========

4.  Inventory

   At December 31, inventories consist of the following (in thousands):

                                                       2001      2000
                                                     --------  --------
        Raw materials............................... $ 89,477  $ 66,138
        Work in progress............................   56,785    35,445
        Finished goods..............................   97,090    63,665
        Excess of current cost over LIFO value......  (13,674)  (12,898)
                                                     --------  --------
           Inventory, net........................... $229,678  $152,350
                                                     ========  ========

                           VARCO INTERNATIONAL, INC.

5.  Property, plant and equipment

   At December 31, property, plant, and equipment consist of the following (in thousands):

                                                      2001       2000
                                                    ---------  ---------
       Land and buildings.......................... $ 138,330  $ 128,991
       Operating equipment.........................   353,548    295,067
       Rental equipment............................   198,169    154,000
                                                    ---------  ---------
                                                      690,047    578,058
       Less accumulated depreciation...............  (289,631)  (234,385)
                                                    ---------  ---------
                                                    $ 400,416  $ 343,673
                                                    =========  =========

6.  Accrued Liabilities

   At December 31, accrued liabilities consist of the following (in thousands):

                                                           2001    2000
                                                         -------- -------
       Compensation..................................... $ 26,279 $28,862
       Warranty.........................................    8,037   6,012
       Interest.........................................    6,674   3,278
       Taxes (non income)...............................    7,666   5,569
       Insurance........................................    8,211   6,617
       Other............................................   45,448  41,085
                                                         -------- -------
                                                         $102,315 $91,423
                                                         ======== =======

7.  Income Taxes

   The components of income before income taxes consist of the following (in thousands):

                                                  2001    2000    1999
                                                -------- ------- -------
        U.S.................................... $ 59,866 $ 8,390 $33,099
        Foreign................................   72,229  37,457  16,963
                                                -------- ------- -------
                                                $132,095 $45,847 $50,062
                                                ======== ======= =======

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

                           VARCO INTERNATIONAL, INC.

   The provision (benefit) for income taxes consists of the following at December 31 (in thousands):

                                                    2001     2000    1999
                                                   -------  ------- -------
    Current provision:
       U.S........................................ $27,809  $ 3,346 $ 2,549
       Foreign....................................  29,464   15,612  14,928
                                                   -------  ------- -------
           Total current provision................  57,273   18,958  17,477
                                                   -------  ------- -------
    Deferred provision (benefit):
       U.S........................................  (3,162)   5,045   8,744
       Foreign....................................  (4,984)     789  (5,968)
                                                   -------  ------- -------
           Total deferred provision (benefit).....  (8,146)   5,834   2,776
                                                   -------  ------- -------
           Total provision........................ $49,127  $24,792 $20,253
                                                   =======  ======= =======

   The reconciliation of the expected to the computed tax provision (benefit) is as follows at December 31 (in thousands):

                                                                  2001     2000     1999
                                                                 -------  -------  -------
Tax expense at federal statutory rate........................... $46,232  $16,046  $17,522
Incremental effect of foreign operations........................   4,446    1,892      695
Nondeductible goodwill amortization and merger related costs....   1,621    8,906    3,280
State income taxes, net of federal benefit......................      --      488      612
FSC benefit.....................................................  (3,490)    (940)    (676)
Change in valuation allowance...................................      --     (271)      --
Other, net......................................................     318   (1,329)  (1,180)
                                                                 -------  -------  -------
                                                                 $49,127  $24,792  $20,253
                                                                 =======  =======  =======

                           VARCO INTERNATIONAL, INC.

   Significant components of the Company's deferred tax liabilities and assets as of December 31, are as follows (in thousands):

                                                              2001     2000
                                                             -------  -------
 Gross deferred tax assets:
    Receivables............................................. $ 1,492  $ 2,106
    U.S. and foreign net operating losses...................   1,708    1,910
    Accrued liabilities and other reserves..................   2,565    6,466
    Inventory reserves and intercompany profit elimination..   8,019    3,635
    Tax credit carry forwards...............................   6,576    2,368
    Post retirement benefit obligation......................   5,099    3,967
                                                             -------  -------
        Subtotal gross deferred tax assets..................  25,459   20,452
    Valuation allowance.....................................    (913)    (967)
                                                             -------  -------
 Net deferred tax assets....................................  24,546   19,485
                                                             -------  -------
 Gross deferred tax liabilities:
    Property and equipment..................................  26,606   25,339
    Intangible assets.......................................   2,615    2,094
    Reserve for unremitted foreign earnings.................   6,500    6,500
    All other...............................................     811    1,530
                                                             -------  -------
 Gross deferred tax liabilities.............................  36,532   35,463
                                                             -------  -------
 Total net deferred tax liability........................... $11,986  $15,978
                                                             =======  =======

   The total net deferred tax liability at December 31, 2001 is comprised of $6,618,000 of net current tax assets and $18,604,000 net noncurrent deferred tax liabilities.

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

   At December 31, 2001 the Company has approximately $6,268,000 of foreign net operating loss carryforwards, the majority of which have an indefinite life. The Company has a valuation allowance of $913,000 against these net operating losses as the Company believes that the corresponding deferred tax asset may not be fully realizable. The change in valuation allowance from 2000 to 2001 was primarily due to the expiration of net operating losses associated with the allowances. In addition, the Company has foreign tax credit carryforwards of $6,576,000 which will begin to expire in 2003.

   The Company is currently engaged in tax audits and appeals in various tax jurisdictions. The years covered by each audit or appeal vary considerably among legal entities. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

                           VARCO INTERNATIONAL, INC.

8.  Long-term Debt

   At December 31, long-term debt consists of the following:

                                                                    2001     2000
                                                                  -------- --------
                                                                   (in thousands)
$200,000,000 Senior Subordinated Notes, interest at 7.25% payable
  semiannually, principal due on May 1, 2011..................... $201,524 $     --
$100,000,000 Senior Subordinated Notes, interest at 7.5% payable
  semiannually, principal due on February 15, 2008...............   99,118  100,000
$130,000,000 Term Notes payable to lenders, interest at 7.825% at
  December 31, 2000..............................................       --   26,832
Other............................................................   21,972    9,675
                                                                  -------- --------
Total debt.......................................................  322,614  136,507
Less: Current maturities.........................................    7,077   30,347
                                                                  -------- --------
   Long-term debt................................................ $315,537 $106,160
                                                                  ======== ========

   Principal payments of long-term debt for years subsequent to 2002 are as follows (in thousands):

                2003................................... $  6,123
                2004...................................    5,249
                2005...................................    1,790
                2006...................................    1,447
                Thereafter.............................  300,928
                                                        --------
                                                        $315,537
                                                        ========

  Senior Subordinated Notes

   On February 25, 1998, the Company issued $100,000,000 of 7 1/2% Senior Notes due 2008 ("2008 Notes"). On May 1, 2001, the Company issued $200,000,000 7 1/4%
Senior Notes due 2011 ("2011 Notes"). The 2008 Notes and 2011 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain direct wholly-owned subsidiaries of the Company (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Credit Agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

  Senior Credit Agreement

   In 1996, the Company entered into a Senior Credit Agreement (the "Credit Agreement") with a group of lenders which ranks pari passu with all existing and future senior unsecured obligations of the Company. The Credit Agreement provides for a $130,000,000 advance/term loan facility (the "term loan facility"), a $100,000,000 revolving credit facility (the "revolving facility"), and a $5,000,000 agent swingline facility (the "swingline facility"). At December 31, 2001, the Company paid the remaining balance for the term loan facility. The revolving facility and swingline facility expired in August 2001.

                           VARCO INTERNATIONAL, INC.

  New Revolver Facility

   On January 30, 2002, the Company entered into a new credit agreement with a syndicate of banks that provided up to $125.0 million of funds under a revolving credit facility. The facility expires on January 30, 2005. The facility is secured by guarantees of material U.S. subsidiaries. The interest rate on the borrowed portion of the revolver is based on the Company's rating by S&P and Moody's which at the time of the agreement resulted in an interest rate of LIBOR + 0.625% or the prime rate. Commitment fees range from 0.1% to 0.25% depending on the Company rating.

  Other

   Based upon information obtained from a national brokerage company at December 31, 2001, the fair value of the 2008 Notes was approximately $103,030,000, and the fair value of the 2011 Notes was $199,960,000. The carrying value of the Company's other debt, approximates its fair value. Other debt includes $8,208,583 in promissory notes due to former owners of businesses acquired who remain employed by the Company.

   At December 31, 2001, the Company had outstanding letters of credit of $13,963,000.

9.  Retirement and other Benefit Plans

   During the periods reported, substantially all the Company's U.S. employees were covered by defined contribution retirement plans. The Company also has a deferred compensation plan for its highly compensated employees to permit retirement contributions in excess of the statutory limits. Employees may voluntarily contribute up to 15% of compensation, as defined, to these plans. The participants' contributions were matched by the Company up to a maximum of 4% of compensation or at the discretion of the Board of Directors, a percentage of net income. Participants are permitted to invest in a Company stock fund under these plans. Under these plans, Company contributions were approximately $5,014,378, $4,721,000, and $6,846,000 in 2001, 2000, and 1999, respectively.

   For certain executives, the Company has a supplemental defined benefits plan providing retirement and death benefits. The plan is unfunded and the net pension liability was $6,211,550 and $5,917,432 at December 31, 2001 and 2000, respectively. As a result of the Merger, all participants became fully vested with full service credit until age 65. In 2001, the plan was amended to include current executive officers of the Company. Expense under the plan was $430,294, $1,949,000, and $770,000 in 2001, 2000, and 1999, respectively.

   For certain former employees who retired prior to December 31, 1993, healthcare and life insurance benefits are provided through insurance companies. In 1993, the Company adopted FASB Statement No 106, "Accounting for Postretirement Benefits Other Than Pensions." The transition obligation is being amortized over 20 years. In 2001, the plan was amended to cover current executive offices of the Company upon their retirement.

   The assumed weighted-average annual rate of increase in the per capita cost of covered benefits is 12.0% for 2001 and is assumed to decrease gradually to 5.0% for 2010 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001, by $964,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2001 by $58,000.

                           VARCO INTERNATIONAL, INC.

   The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 2001 and December 31, 2000.

   Net periodic postretirement benefit cost includes the following components (in thousands):

                                                    2001    2000   1999
                                                    -----  ------  -----
       Interest cost............................... $ 701  $  733  $ 669
       Amortization of transition obligation.......   763     763    763
       Amortization of gain........................  (485)   (471)  (534)
                                                    -----  ------  -----
                                                    $ 979  $1,025  $ 898
                                                    =====  ======  =====

   The following table sets forth the change in benefit obligation of the Company's retirement benefit plan (in thousands):

                                                       2001      2000
                                                     --------  --------
        Benefit obligation at beginning of year..... $ 10,134  $ 10,634
        Interest cost...............................      701       733
        Benefits paid...............................     (932)     (908)
        Actuarial loss (gain).......................    1,108      (325)
                                                     --------  --------
        Benefit obligation at end of year........... $ 11,011  $ 10,134
                                                     ========  ========
        Funded status............................... $(11,011) $(10,134)
        Unrecognized actuarial (gain)...............   (4,564)   (6,158)
        Unrecognized transition obligation..........    8,380     9,143
                                                     --------  --------
        Accrued postretirement benefit obligation... $ (7,195) $ (7,149)
                                                     ========  ========

   The Company has two defined benefit pension plans covering substantially all full-time employees in Germany. Plan benefits are based on years of service and employee compensation for the last three years of service. The plans are unfunded and benefit payments are made directly by the Company. Pension expense includes the following components for the fiscal years ending December 31 (in thousands):

                                                    2001   2000   1999
                                                    -----  -----  -----
       Service cost................................ $ 204  $ 186  $ 202
       Interest cost...............................   567    529    557
       Net amortization............................  (350)  (352)  (352)
                                                    -----  -----  -----
          Pension expense.......................... $ 421  $ 363  $ 407
                                                    =====  =====  =====

                           VARCO INTERNATIONAL, INC.

   The following table sets forth the amounts recognized in the Company's consolidated balance sheets and reconciles the projected benefit obligation from the beginning of the year to the end of the year (in thousands):

                                                             2001    2000
                                                            ------  ------
     Projected benefit obligation at beginning of year..... $7,543  $7,950
     Service cost..........................................    204     186
     Interest cost.........................................    567     529
     Benefits paid.........................................   (211)   (197)
     Exchange rate change..................................      2    (925)
                                                            ------  ------
     Projected benefit obligation at the end of the year...  8,105   7,543
     Unrecognized net gain.................................    203     553
                                                            ------  ------
     Pension liability.....................................  8,308   8,096
     Less--amount included in current liabilities..........    211     197
                                                            ------  ------
     Noncurrent portion of pension liability............... $8,097  $7,899
                                                            ======  ======

   The rate of increase in future compensation levels used in determining the projected benefit obligations was 2% for December 31, 2001, 2000, and 1999. The discount rate was 7% for December 31, 2001, 2000, and 1999. The unrecognized net gain from the change in projected compensation levels is being amortized over ten years.

10.  Common Stockholders' Equity

   In 2000, the Board of Directors and stockholders approved an amendment to the amended and restated 1996 Equity Participation Plan increasing the number of authorized shares of common stock to be granted to officers, key employees of the Company, and non-employee members of the Board of Directors from 3,450,000 to 7,650,000 shares. Options granted under the plan to key employees are generally exercisable in installments over three years starting one year from the date of grant and expire ten years from the date of grant. Options granted under the plan to non-employee members of the Board of Directors are exercisable in installments over four year periods starting one year from the date of grant and expire ten years from the date of grant. In connection with the Merger, options outstanding under previous plans will maintain the terms under which the options were granted. These terms allow options granted to key employees and non-employee directors to be exercisable in installments from one to five years starting one year from the date of grant and expire ten years from the date of grant.

   The following summarizes options activity:

                                                   Years Ended December 31,
                                             -----------------------------------
                                                2001        2000         1999
                                             ----------  -----------  ----------
Shares under option at beginning of year....  4,520,618    5,068,068   3,582,989
Granted.....................................  1,176,241      687,443   2,100,112
Cancelled...................................   (125,958)    (182,918)   (114,288)
Exercised...................................   (837,032)  (1,051,975)   (500,745)
                                             ----------  -----------  ----------
Shares under option at end of year..........  4,733,869    4,520,618   5,068,068
                                             ----------  -----------  ----------
Average price of outstanding options........ $    14.47  $     11.88  $     8.05
                                             ==========  ===========  ==========
Exercisable at end of year..................  2,766,843    3,087,409   2,123,147
                                             ==========  ===========  ==========

                           VARCO INTERNATIONAL, INC.

   The following summarizes information about stock options outstanding as of December 31, 2001:

                                           Options Outstanding      Options Exercisable
                         Weighted-Avg.   ------------------------ ------------------------
                           Remaining               Weighted-Avg.            Weighted-Avg.
Range of Exercise Price Contractual Life  Shares   Exercise Price  Shares   Exercise Price
----------------------- ---------------- --------- -------------- --------- --------------
  $ 3.21 to $ 7.5625...       4.99       1,651,454     $ 6.62     1,492,361     $ 6.52
   11.10 to  18.21.....       6.80       1,441,716      14.83       836,890      14.99
   20.00 to  32.55.....       8.21       1,640,699      22.06       437,592      24.17
                              ----       ---------     ------     ---------     ------
  Totals...............       6.66       4,733,869     $14.47     2,766,843     $11.87
                              ====       =========     ======     =========     ======

   For options granted during 2001, 2000, and 1999, the weighted-average fair value at date of grant was $13.37, $6.35, and $3.61 per option, respectively. Assuming that the Company had accounted for its stock-based employee compensations plans using the alternative fair value method, the Company's pro forma net income would have been $76,703,000, $16,275,000 and $25,249,000 and pro forma dilutive earnings per share would have been $0.79, $0.17, and $0.27 for 2001, 2000, and 1999, respectively.

   The fair value of each option grant was estimated on the date of grant using a Black Scholes option pricing model with the following assumptions for 2001, 2000, and 1999, respectively; risk free interest rates of 5.5%; expected lives of contracts of 3 to 10 years; and volatility of 52.6 percent, 52.9 percent, and 54.8 percent.

   The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a price equal to 85% of its fair market value at the lesser of the beginning or end of a six-month plan period. During the fiscal year ended December 31, 2001, the Company sold 229,397 shares under this plan.

   During 1998, the Board of Directors authorized the repurchase, at management's discretion, of $20,000,000 of the Company's common stock. Under this program, the Company repurchased 1,424,700 shares at a cost of $15,330,000 during 1998.

  Stockholder Rights Plan

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

                           VARCO INTERNATIONAL, INC.

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

   The Company leases certain facilities and equipment under operating leases that expire at various dates through 2049. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $31,210,000, $29,159,000, and $27,146,000 in 2001, 2000, and 1999, respectively.

   Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2001 are payable as follows (in thousands):

                2002................................... $20,193
                2003...................................  15,276
                2004...................................  10,743
                2005...................................   7,700
                2006...................................   4,996
                Thereafter.............................  23,979
                                                        -------
                Total future lease commitments......... $82,887
                                                        =======

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

                           VARCO INTERNATIONAL, INC.

including pipe handling tools, hoisting equipment and rotary equipment; pressure control and motion compensation equipment; and flow devices. Customers include major oil and gas companies and drilling contractors.

   Tubular Services: This segment provides internal coating products and services, inspection and quality assurance services for tubular goods and fiberglass tubulars. Additionally, Tubular Services includes the sale and rental of proprietary equipment used to inspect tubular products at steel mills. Tubular Services also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores and steel mills.

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

   Summarized information for the Company's reportable segments is contained in the following table. Other Unallocated includes corporate related expenses and certain goodwill and identified intangible amortization not allocated to product lines. Operating profit excludes litigation costs of $16,500,000, merger and transaction costs of $26,570,000 associated with the Merger, and $7,808,000 associated with the terminated Newpark merger and the related alliance agreement in 2001, 2000, and 1999, respectively.

                                                               Coiled
                                  Drilling                    Tubing &
                                  Equipment Tubular  Drilling Wireline    Other
                                    Sales   Services Services Products Unallocated   Total
                                  --------- -------- -------- -------- ----------- ----------
                                                        (in thousands)
2001
   Revenue....................... $395,550  $352,624 $314,272 $205,363  $     --   $1,267,809
   Operating profit..............   39,162    67,740   70,502   44,902   (47,680)     174,626
   Total assets..................  324,741   366,390  442,018  253,246    42,715    1,429,110
   Capital expenditures..........   13,992    12,645   34,248    3,408     1,541       65,834
   Depreciation and amortization.   16,168    15,783   21,791    4,623     9,535       67,900
2000
   Revenue....................... $283,360  $248,099 $250,229 $ 84,927  $     --   $  866,615
   Operating profit..............   30,193    39,666   39,673   13,895   (35,946)      87,481
   Total assets..................  223,369   336,243  391,310  106,675    19,385    1,076,982
   Capital expenditures..........    9,750    11,178   22,413      999     1,123       45,463
   Depreciation and amortization.   14,966    13,221   20,345    1,722     6,264       56,518

                           VARCO INTERNATIONAL, INC.

                                                               Coiled
                                  Drilling                    Tubing &
                                  Equipment Tubular  Drilling Wireline    Other
                                    Sales   Services Services Products Unallocated   Total
                                  --------- -------- -------- -------- ----------- ----------
                                                        (in thousands)
1999
   Revenue....................... $504,245  $194,929 $202,518 $ 74,156  $     --   $  975,848
   Operating profit..............   77,662    21,076    8,547    7,084   (39,213)      75,156
   Total assets..................  254,534   300,672  378,053   92,148   105,906    1,131,313
   Capital expenditures..........   10,488     4,046   13,047    1,645     1,503       30,729
   Depreciation and amortization.   15,904    14,565   18,018    2,186     6,507       57,180

   The following table represents revenues by country or geographic region based on the location of the use of the product or service:

                                         2001      2000     1999
                                      ---------- -------- --------
                                             (in thousands)
             U.S..................... $  527,060 $351,252 $448,950
             Canada..................    102,817   66,916   50,915
             Latin America...........    167,253  140,589  104,416
             United Kingdom..........     86,163   55,056   58,797
             Other Europe............    153,916   89,781  139,752
             Far East................    100,274   75,330   91,064
             Other...................    130,326   87,691   81,954
                                      ---------- -------- --------
             Total................... $1,267,809 $866,615 $975,848
                                      ========== ======== ========

   The following table represents the net book value of property and equipment based on the location of the assets:

                                                 2001     2000     1999
                                               -------- -------- --------
                                                     (in thousands)
       U.S.................................... $224,118 $195,695 $192,995
       Latin America..........................   48,468   47,368   43,205
       Canada.................................   43,006   25,886   25,799
       United Kingdom.........................   48,226   38,983   40,110
       Netherlands............................    9,278    9,842   11,345
       Other Europe...........................   12,491   13,014   11,853
       Far East...............................   13,213   11,966   11,958
       Middle East............................    1,616      919    1,999
                                               -------- -------- --------
       Total.................................. $400,416 $343,673 $339,264
                                               ======== ======== ========

13.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

   On May 1, 2001, the Company issued $200.0 million of 7 1/4% Senior Notes due 2011 ("2011 Notes"). The 2011 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Senior Credit Agreement and the Company's 2008 Notes and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such

                           VARCO INTERNATIONAL, INC.

guarantee. A portion of the net proceeds from the issuance of the 2011 Notes was used by the Company to repay the revolving indebtedness outstanding under the Senior Credit Agreement. The remaining net proceeds are being used for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

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

   The following condensed consolidating balance sheets as of December 31, 2001 and 2000 and the related condensed consolidating statements of income and cash flows for each of the three years in the period ended December 31, 2001 should be read in conjunction with the notes to these consolidated financial statements.

                           VARCO INTERNATIONAL, INC.

                                                                 Year Ended December 31, 2001
                                              -----------------------------------------------------------------
                                                  Varco                       Non-
                                              International,  Guarantor    Guarantor
                                                   Inc.      Subsidiaries Subsidiaries Eliminations Consolidated
                                              -------------- ------------ ------------ ------------ ------------
                                                                        (In thousands)
CONDENSED CONSOLIDATING
  BALANCE SHEET
Current assets:
   Cash and cash equivalents.................   $    5,562    $   25,137   $   26,800  $        --   $   57,499
   Accounts receivable, net..................      274,127       609,398      883,931   (1,425,420)     342,036
   Inventory, net............................           --       167,157       62,521           --      229,678
   Other current assets......................           --        27,516        6,476           --       33,992
                                                ----------    ----------   ----------  -----------   ----------
       Total current assets..................      279,689       829,208      979,728   (1,425,420)     663,205

Investment in subsidiaries...................      984,501       456,972           --   (1,441,473)          --
Property and equipment, net..................           --       267,819      132,597           --      400,416
Identifiable intangibles, net................           --        29,586        1,136           --       30,722
Goodwill, net................................           --       192,822      132,313           --      325,135
Other assets, net............................        5,420         3,386          826           --        9,632
                                                ----------    ----------   ----------  -----------   ----------
       Total assets..........................   $1,269,610    $1,779,793   $1,246,600  $(2,866,893)  $1,429,110
                                                ==========    ==========   ==========  ===========   ==========
Current liabilities:
   Accounts payable..........................   $  117,995    $  697,155   $  712,829  $(1,425,420)  $  102,559
   Accrued liabilities.......................        5,255        61,694       35,366           --      102,315
   Income taxes..............................           --        16,716       10,936           --       27,652
   Current portion of long-term debt.........           --         3,058        4,019           --        7,077
                                                ----------    ----------   ----------  -----------   ----------
       Total current liabilities.............      123,250       778,623      763,150   (1,425,420)     239,603

Long-term debt...............................      300,642         7,362        7,533           --      315,537
Pension liabilities..........................       17,404            --        8,430           --       25,834
Deferred taxes payable.......................           --         9,307        9,297           --       18,604
Other liabilities............................           --            --        1,218           --        1,218
                                                ----------    ----------   ----------  -----------   ----------
       Total liabilities.....................      441,296       795,292      789,628   (1,425,420)     600,796

Common stock.................................          974            --           --           --          974
Paid in capital..............................      514,137       579,352      244,777     (824,129)     514,137
Retained earnings............................      347,548       405,149      231,210     (636,359)     347,548
Cumulative translation adjustment............      (19,015)           --      (19,015)      19,015      (19,015)
Treasury stock...............................      (15,330)           --           --           --      (15,330)
                                                ----------    ----------   ----------  -----------   ----------
       Total common stockholders' equity.....      828,314       984,501      456,972   (1,441,473)     828,314
                                                ----------    ----------   ----------  -----------   ----------
       Total liabilities and equity..........   $1,269,610    $1,779,793   $1,246,600  $(2,866,893)  $1,429,110
                                                ==========    ==========   ==========  ===========   ==========

                           VARCO INTERNATIONAL, INC.

                                                                 Year Ended December 31, 2000
                                              -----------------------------------------------------------------
                                                  Varco                       Non-
                                              International,  Guarantor    Guarantor
                                                   Inc.      Subsidiaries Subsidiaries Eliminations Consolidated
                                              -------------- ------------ ------------ ------------ ------------
                                                                        (In thousands)
CONDENSED CONSOLIDATING
 BALANCE SHEET
Current assets:
   Cash and cash equivalents.................    $     --     $   (2,729)   $ 14,905   $        --   $   12,176
   Accounts receivable, net..................     224,554        375,505     361,106      (691,772)     269,393
   Inventory, net............................          --        118,552      33,798            --      152,350
   Other current assets......................       1,174         13,823       6,790            --       21,787
                                                 --------     ----------    --------   -----------   ----------
       Total current assets..................     225,728        505,151     416,599      (691,772)     455,706

Investment in subsidiaries...................     736,507        357,804          --    (1,094,311)          --
Property and equipment, net..................          --        229,557     114,116            --      343,673
Identifiable intangibles, net................          --         26,062          --            --       26,062
Goodwill, net................................          --        124,489     114,152            --      238,641
Other assets, net............................          --         11,379       1,521            --       12,900
                                                 --------     ----------    --------   -----------   ----------
       Total assets..........................    $962,235     $1,254,442    $646,388   $(1,786,083)  $1,076,982
                                                 ========     ==========    ========   ===========   ==========
Current liabilities:
   Accounts payable..........................    $101,330     $  415,795    $240,829   $  (691,772)  $   66,182
   Accrued liabilities.......................       3,117         65,732      22,574            --       91,423
   Income taxes..............................          --         (1,673)      6,049            --        4,376
   Current portion of long-term debt.........      26,832          3,014         501            --       30,347
                                                 --------     ----------    --------   -----------   ----------
       Total current liabilities.............     131,279        482,868     269,953      (691,772)     192,328

Long-term debt...............................      98,973          7,018         169            --      106,160
Pension liabilities..........................          --         14,085       7,899            --       21,984
Deferred taxes payable.......................          --         11,410       9,457            --       20,867
Other liabilities............................          --          2,554       1,106            --        3,660
                                                 --------     ----------    --------   -----------   ----------
       Total liabilities.....................     230,252        517,935     288,584      (691,772)     344,999

Common stock.................................         962             --          --            --          962
Paid in capital..............................     498,692        434,976     205,747      (640,723)     498,692
Retained earnings............................     264,580        301,531     168,978      (470,509)     264,580
Cumulative translation adjustment............     (16,921)            --     (16,921)       16,921      (16,921)
Treasury stock...............................     (15,330)            --          --            --      (15,330)
                                                 --------     ----------    --------   -----------   ----------
       Total common stockholders' equity.....     731,983        736,507     357,804    (1,094,311)     731,983
                                                 --------     ----------    --------   -----------   ----------
       Total liabilities and equity..........    $962,235     $1,254,442    $646,388   $(1,786,083)  $1,076,982
                                                 ========     ==========    ========   ===========   ==========

                           VARCO INTERNATIONAL, INC.

                                                              Year Ended December 31, 2001
                                                         --------------------------------------
                                            Varco         Guarantor   Non-Guarantor
                                     International, Inc. Subsidiaries Subsidiaries  Eliminations Consolidated
                                     ------------------- ------------ ------------- ------------ ------------
                                                                  (In thousands)
CONDENSED CONSOLIDATING
  STATEMENT OF INCOME
Revenue.............................      $     --         $943,231     $485,548     $(160,970)   $1,267,809
Operating costs.....................            --          874,302      396,351      (160,970)    1,109,683
                                          --------         --------     --------     ---------    ----------
Operating profit....................            --           68,929       89,197            --       158,126
Other expenses......................           926            1,947        1,382            --         4,255
Interest expense....................        19,724              949        1,103            --        21,776
                                          --------         --------     --------     ---------    ----------
Income (loss) before income taxes...       (20,650)          66,033       86,712            --       132,095
Provision for income taxes..........            --           24,647       24,480            --        49,127
Equity in net income of subsidiaries       103,618           62,232           --      (165,850)           --
                                          --------         --------     --------     ---------    ----------
Net income..........................      $ 82,968         $103,618     $ 62,232     $(165,850)   $   82,968
                                          ========         ========     ========     =========    ==========

                                                              Year Ended December 31, 2000
                                                         --------------------------------------
                                            Varco         Guarantor   Non-Guarantor
                                     International, Inc. Subsidiaries Subsidiaries  Eliminations Consolidated
                                     ------------------- ------------ ------------- ------------ ------------
                                                                  (In thousands)
CONDENSED CONSOLIDATING
  STATEMENT OF INCOME
Revenue.............................      $     --         $599,683     $377,444     $(110,512)   $  866,615
Operating costs.....................            --          589,802      316,712      (100,810)      805,704
                                          --------         --------     --------     ---------    ----------
Operating profit....................            --            9,881       60,732        (9,702)       60,911
Other expenses (income).............         5,785            4,017         (318)       (9,702)         (218)
Interest expense....................        13,333            1,437          512            --        15,282
                                          --------         --------     --------     ---------    ----------
Income (loss) before income taxes...       (19,118)           4,427       60,538            --        45,847
Provision for income taxes..........            --            8,391       16,401            --        24,792
Equity in net income of subsidiaries        40,173           44,137           --       (84,310)           --
                                          --------         --------     --------     ---------    ----------
Net income..........................      $ 21,055         $ 40,173     $ 44,137     $ (84,310)   $   21,055
                                          ========         ========     ========     =========    ==========

                                                              Year Ended December 31, 1999
                                                         --------------------------------------
                                            Varco         Guarantor   Non-Guarantor
                                     International, Inc. Subsidiaries Subsidiaries  Eliminations Consolidated
                                     ------------------- ------------ ------------- ------------ ------------
                                                                  (In thousands)
CONDENSED CONSOLIDATING
  STATEMENT OF INCOME
Revenue.............................      $     --         $687,049     $386,462     $ (97,663)   $  975,848
Operating costs.....................            --          666,861      339,302       (97,663)      908,500
                                          --------         --------     --------     ---------    ----------
Operating profit....................            --           20,188       47,160            --        67,348
Other expenses (income).............           568           (1,150)      (1,058)           --        (1,640)
Interest expense....................        16,691            1,605          630            --        18,926
                                          --------         --------     --------     ---------    ----------
Income (loss) before income taxes...       (17,259)          19,733       47,588            --        50,062
Provision for income taxes..........            --           11,292        8,961            --        20,253
Equity in net income of subsidiaries        47,068           38,627           --       (85,695)           --
                                          --------         --------     --------     ---------    ----------
Net income..........................      $ 29,809         $ 47,068     $ 38,627     $ (85,695)   $   29,809
                                          ========         ========     ========     =========    ==========

                           VARCO INTERNATIONAL, INC.

                                                               Year Ended December 31, 2001
                                            -----------------------------------------------------------------
                                                Varco                       Non-
                                            International,  Guarantor    Guarantor
                                                 Inc.      Subsidiaries Subsidiaries Eliminations Consolidated
                                            -------------- ------------ ------------ ------------ ------------
                                                                      (In thousands)
CONDENSED CONSOLIDATING
  STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating
  activities...............................   $ (38,262)    $ 196,610     $ 70,023    $(144,376)   $  83,995
Net cash provided by (used for) investing
  activities:
Capital expenditures.......................          --       (38,566)     (27,268)          --      (65,834)
Business acquisitions, net of cash acquired          --      (109,290)     (36,663)          --     (145,953)
Investments in subsidiaries................    (144,376)           --           --      144,376           --
Other......................................          --            --       (1,121)          --       (1,121)
                                              ---------     ---------     --------    ---------    ---------
Net cash provided by (used for) investing
  activities...............................    (144,376)     (147,856)     (65,052)     144,376     (212,908)

Net cash provided by (used for) financing
  activities:
Net payments under financing agreements....     178,068       (20,888)       7,588           --      164,768
Net proceeds from sale of common stock.....      10,132            --           --           --       10,132
                                              ---------     ---------     --------    ---------    ---------
Net cash provided by (used for) financing
  activities...............................     188,200       (20,888)       7,588           --      174,900

Effect of exchange rate changes on cash....          --            --         (664)          --         (664)
Net increase in cash and cash equivalents..       5,562        27,866       11,895           --       45,323
Cash and cash equivalents:
   Beginning of period.....................          --        (2,729)      14,905           --       12,176
                                              ---------     ---------     --------    ---------    ---------
   End of period...........................   $   5,562     $  25,137     $ 26,800    $      --    $  57,499
                                              =========     =========     ========    =========    =========

                           VARCO INTERNATIONAL, INC.

                                                                   Year Ended December 31, 2000
                                                -----------------------------------------------------------------
                                                    Varco                       Non-
                                                International,  Guarantor    Guarantor
                                                     Inc.      Subsidiaries Subsidiaries Eliminations Consolidated
                                                -------------- ------------ ------------ ------------ ------------
                                                                          (In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating
  activities...................................    $ 55,689      $(26,395)    $ 37,231     $ 15,262     $ 81,787
Net cash provided by (used for) investing
  activities:
Capital expenditures...........................          --       (21,420)     (24,043)          --      (45,463)
Business acquisitions, net of cash acquired....          --       (15,423)      (6,262)          --      (21,685)
Investments in subsidiaries....................      15,262            --           --      (15,262)          --
Other..........................................          --            --        2,276           --        2,276
                                                   --------      --------     --------     --------     --------
Net cash provided by (used for) investing
  activities...................................      15,262       (36,843)     (28,029)     (15,262)     (64,872)

Net cash used for financing activities:
Net payments under financing agreements........     (81,000)      (13,935)      (1,832)          --      (96,767)
Net proceeds from sale of common stock.........      10,049            --           --           --       10,049
                                                   --------      --------     --------     --------     --------
Net cash used for financing activities.........     (70,951)      (13,935)      (1,832)          --      (86,718)

Effect of exchange rate changes on cash........          --            --       (1,138)          --       (1,138)
Net increase (decrease) in cash and cash
  equivalents..................................          --       (77,173)       6,232           --      (70,941)
Cash and cash equivalents:
   Beginning of period.........................          --        74,444        8,673           --       83,117
                                                   --------      --------     --------     --------     --------
   End of period...............................    $     --      $ (2,729)    $ 14,905     $     --     $ 12,176
                                                   ========      ========     ========     ========     ========

                           VARCO INTERNATIONAL, INC.

                                                               Year Ended December 31, 1999
                                            -----------------------------------------------------------------
                                                Varco                       Non-
                                            International,  Guarantor    Guarantor
                                                 Inc.      Subsidiaries Subsidiaries Eliminations Consolidated
                                            -------------- ------------ ------------ ------------ ------------
                                                                      (In thousands)
CONDENSED CONSOLIDATING
  STATEMENT OF CASH FLOWS
Net cash provided by (used in) operating
  activities...............................    $ (5,229)     $ 95,125     $ 10,145     $ 19,023     $119,064
Net cash provided by (used for) investing
  activities:
Capital expenditures.......................          --       (19,704)     (11,025)          --      (30,729)
Business acquisitions, net of cash acquired          --       (11,373)      (1,747)          --      (13,120)
Investments in subsidiaries................      19,023            --           --      (19,023)          --
Other......................................          --           211           --           --          211
                                               --------      --------     --------     --------     --------
Net cash provided by (used for) investing
  activities...............................      19,023       (30,866)     (12,772)     (19,023)     (43,638)

Net cash used for financing activities:
Net payments under financing agreements....     (19,419)      (14,429)      (1,668)          --      (35,516)
Net proceeds from sale of common stock.....       5,625            --           --           --        5,625
                                               --------      --------     --------     --------     --------
Net cash used for financing activities.....     (13,794)      (14,429)      (1,668)          --      (29,891)
Effect of exchange rate changes on cash....          --            --         (291)          --         (291)
Net increase (decrease) in cash and cash
  equivalents..............................          --        49,830       (4,586)          --       45,244
Cash and cash equivalents:
   Beginning of period.....................          --        24,614       13,259           --       37,873
                                               --------      --------     --------     --------     --------
   End of period...........................    $     --      $ 74,444     $  8,673     $     --     $ 83,117
                                               ========      ========     ========     ========     ========

                           VARCO INTERNATIONAL, INC.

14.  Quarterly Financial Information (Unaudited)

   Summarized quarterly financial information for 2001, 2000, and 1999 is as follows:

                                                               Basic   Dilutive
                                                              Earnings Earnings
                                                               (Loss)   (Loss)
                                          Operating   Net       Per      Per
                                           Profit    Income    Common   Common
                                Revenue    (Loss)    (Loss)    Share    Share
                               ---------- --------- --------  -------- --------
                                    (In thousands, except for share data)
 2001
 First Quarter................ $  274,213 $ 36,644  $ 19,127   $ 0.20   $ 0.20
 Second Quarter...............    303,875   25,940    11,747     0.12     0.12
 Third Quarter................    327,472   46,334    24,898     0.26     0.26
 Fourth Quarter...............    362,249   49,208    27,196     0.28     0.28
                               ---------- --------  --------   ------   ------
    Total Year................ $1,267,809 $158,126  $ 82,968   $ 0.87   $ 0.86
                               ========== ========  ========   ======   ======

 2000
 First Quarter................ $  203,775 $ 18,602  $  8,768   $ 0.10   $ 0.09
 Second Quarter...............    205,821   (7,233)  (12,593)   (0.14)   (0.14)
 Third Quarter................    211,393   21,141    10,815     0.12     0.11
 Fourth Quarter...............    245,626   28,401    14,065     0.15     0.15
                               ---------- --------  --------   ------   ------
    Total Year................ $  866,615 $ 60,911  $ 21,055   $ 0.23   $ 0.22
                               ========== ========  ========   ======   ======

 1999
 First Quarter................ $  247,095 $ 22,197  $ 12,039   $ 0.13   $ 0.13
 Second Quarter...............    248,084   19,609     9,689     0.11     0.10
 Third Quarter................    235,710   19,071     8,823     0.10     0.09
 Fourth Quarter...............    244,959    6,471      (742)   (0.01)   (0.01)
                               ---------- --------  --------   ------   ------
    Total Year................ $  975,848 $ 67,348  $ 29,809   $ 0.33   $ 0.32
                               ========== ========  ========   ======   ======

   During the second quarter of 2001, the Company engaged in a court ordered mediation and as a result recorded a $16,500,000 charge concerning a patent litigation matter, which has subsequently been settled. In connection with the Merger in 2000, the Company incurred $26,570,000 of transaction costs during the following quarters of 2000: $23,596,000 (second quarter), $1,164,000 (third quarter), and $1,810,000 (fourth quarter). During the fourth quarter of 1999, the Company and Newpark Resources Inc. ("Newpark") announced that they had jointly elected to form operational alliances in key market areas rather than proceed with the proposed merger which was agreed to in June 1999. Transaction costs and write-offs of $7,808,000 were incurred in the fourth quarter of 1999 related to costs associated with the proposed Newpark merger and the write-off of the Company's investment in its disposal business which the Company exited as part of its alliance agreement with Newpark.

                                                                     SCHEDULE I

                           VARCO INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          CONSOLIDATED BALANCE SHEETS
                             (Parent Company Only)

                          December 31, 2001 and 2000

                                                                           December 31, December 31,
                                                                               2001         2000
                                                                           ------------ ------------
                                                                                (in thousands)
                                 ASSETS
                                 ------
Cash and cash equivalents.................................................  $    5,562    $     --
Amounts due from affiliates...............................................     272,851     222,267
Accounts receivable.......................................................       1,276       2,287
Other assets..............................................................       5,420       1,174
Investment in subsidiaries................................................     984,501     736,507
                                                                            ----------    --------
       Total assets.......................................................  $1,269,610    $962,235
                                                                            ==========    ========

                         LIABILITIES AND EQUITY
                         ----------------------
Amounts due to affiliates.................................................  $  117,995    $101,330
Interest payable..........................................................       5,255       3,117
Pension liabilities and post retirement obligations.......................      17,404          --
Notes payable.............................................................     300,642     125,805
Common stockholders' equity:
   Common stock, $.01 par value 200,000,000 shares authorized,
     97,402,339 shares issued and 95,927,639 shares outstanding
     (96,245,849 shares issued and 94,821,149 outstanding at December 31,
     2000)................................................................         974         962
   Paid-in capital........................................................     514,137     498,692
   Retained earnings......................................................     347,548     264,580
   Cumulative translation adjustment......................................     (19,015)    (16,921)
   Less: treasury stock at cost (1,424,700 shares)........................     (15,330)    (15,330)
                                                                            ----------    --------
       Total common stockholders' equity..................................     828,314     731,983
                                                                            ----------    --------
       Total liabilities and equity.......................................  $1,269,610    $962,235
                                                                            ==========    ========

                 See notes to condensed financial statements.

                                                                     SCHEDULE I

                           VARCO INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENTS OF INCOME
                             (Parent Company Only)

                   Years ended December 31, 2001, 2000, 1999

                                                  Years Ended December 31,
                                                ----------------------------
                                                  2001      2000      1999
                                                --------  --------  --------
                                                       (in thousands)
   Equity in net earnings of subsidiaries...... $103,618  $ 40,173  $ 47,068
   Interest expense............................  (19,724)  (13,333)  (16,691)
   Other.......................................     (926)   (5,785)     (568)
                                                --------  --------  --------
   Net income.................................. $ 82,968  $ 21,055  $ 29,809
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

                                                                     SCHEDULE I

                           VARCO INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STATEMENTS OF CASH FLOWS
                             (Parent Company Only)

                   Years ended December 31, 2001, 2000, 1999

                                                                              Years Ended December 31,
                                                                           -----------------------------
                                                                             2001       2000      1999
                                                                           ---------  --------  --------
                                                                                   (in thousands)
Cash flows from operating activities:
   Net income............................................................. $  82,968  $ 21,055  $ 29,809
   Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
       Equity in net earnings of subsidiaries.............................  (103,618)  (40,173)  (47,068)
       Changes in current assets and liabilities:
          Accounts receivable.............................................     1,011    (2,265)      (22)
          Income tax receivable...........................................        --        --     3,154
          Other assets....................................................    (4,246)       --        --
          Pension liabilities and post-retirement obligations.............    17,404        --        --
          Interest payable................................................     2,138    (2,050)   (1,075)
          Amounts due from (to) affiliates, net...........................   (33,919)   79,122     9,973
                                                                           ---------  --------  --------
   Net cash provided by (used for) operating activities...................   (38,262)   55,689    (5,229)
                                                                           ---------  --------  --------
Cash flows provided by (used for) investing activities:
   Investment in subsidiaries.............................................  (144,376)   15,262    19,023
                                                                           ---------  --------  --------
Cash flows provided by (used for) financing activities:
   Borrowings (payments) under financing agreements, net..................   174,837   (88,055)  (18,655)
   Other..................................................................     3,231     7,055      (764)
   Proceeds from sale of common stock.....................................    10,132    10,049     5,625
                                                                           ---------  --------  --------
   Net cash provided by (used for) financing activities...................   188,200   (70,951)  (13,794)
                                                                           ---------  --------  --------
Net change in cash and cash equivalents...................................     5,562        --        --
   Beginning of the year..................................................        --        --        --
                                                                           ---------  --------  --------
   End of year............................................................ $   5,562  $     --  $     --
                                                                           =========  ========  ========

                 See notes to condensed financial statements.

                                                                     SCHEDULE I

                           VARCO INTERNATIONAL, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                         December 31, 2001, 2000, 1999

   No cash dividends were paid to Varco International, Inc.

   For information concerning restrictions pertaining to the common stock and commitments and contingencies, see Notes 10 and 11 of notes to consolidated financial statements of Varco International, Inc.

                                                                    SCHEDULE II

                           VARCO INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years ended December 31, 2001, 2000, 1999

                                                                          Additions
                                                                         (Deductions)  Charge
                                                                Balance   Charged to    offs    Balance
                                                               Beginning  Costs and     and     End of
                                                                of Year    Expenses    Other     Year
                                                               --------- ------------ --------  -------
                                                                            (in thousands)
Allowance for doubtful accounts:
   2001.......................................................  $10,199     $6,326    $ (5,008) $11,517
   2000.......................................................  $ 8,373     $4,895    $ (3,069) $10,199
   1999.......................................................  $ 8,293     $2,148    $ (2,068) $ 8,373
Allowance for excess and obsolete inventory reserves (excludes
  Lifo):
   2001.......................................................  $23,333     $9,507    $ (1,812) $31,028
   2000.......................................................  $26,933     $5,772    $ (9,372) $23,333
   1999.......................................................  $37,148     $6,868    $(17,083) $26,933
Valuation allowance for deferred tax assets:
   2001.......................................................  $   967     $   --    $    (54) $   913
   2000.......................................................  $ 1,238     $ (271)   $     --  $   967
   1999.......................................................  $ 2,208     $   --    $   (970) $ 1,238