Form 10-Q
period 2002-03-31
VARCO INTERNATIONAL INC /DE/
filed 2002-05-08
CIK 860097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE ACT OF 1934

For the transition period from __________ to ___________
Commission file number             0-18312

VARCO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0252850
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 W. Sam Houston Parkway South, Suite 1700 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

                                (281) 953-2200
(Registrant’s telephone number, including area code)

                                                                                  None
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

YES    ☒     NO    ☐

The Registrant had 96,492,436 shares of common stock outstanding as of April 26, 2002.

VARCO INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

VARCO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,707	$57,499
Accounts receivable, net	324,195	342,036
Inventory, net	255,794	229,678
Deferred tax assets	6,539	6,618
Prepaid expenses and other	28,331	27,374

Total current assets	669,566	663,205

Net property and equipment	399,861	400,416
Identified intangibles, net	30,324	30,722
Goodwill, net	330,383	325,135
Other assets, net	11,904	9,632

Total assets	$1,442,038	$1,429,110

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$106,091	$102,559
Accrued liabilities	99,678	102,315
Income taxes payable	23,819	27,652
Current portion of long-term debt and short-term borrowings	6,226	7,077

Total current liabilities	235,814	239,603
Long-term debt	314,005	315,537
Pension liabilities and post-retirement obligations	24,573	25,834
Deferred taxes payable	17,974	18,604
Other liabilities	1,315	1,218

Total liabilities	593,681	600,796

Common stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 97,668,921 shares issued and 96,244,221 shares outstanding (97,402,339 shares issued and 95,977,639 shares outstanding at December 31, 2001)	977	974
Paid in capital	516,863	514,137
Retained earnings	366,710	347,548
Accumulated other comprehensive loss	(20,863)	(19,015)
Less: treasury stock at cost (1,424,700 shares)	(15,330)	(15,330)

Total common stockholders’ equity	848,357	828,314

Total liabilities and equity	$1,442,038	$1,429,110

VARCO INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2002	2001
	(in thousands, except share and per share data)

Revenue	$315,783	$274,213
Costs and expenses:
Cost of services and products sold	223,428	193,230
Goodwill amortization	—	2,460
Selling, general and administrative	37,965	31,987
Research and engineering costs	12,781	9,892
Merger, transaction and litigation costs	2,829	—

Total costs and expenses	277,003	237,569

Operating profit	38,780	36,644
Other expense (income):
Interest expense	6,068	3,789
Interest income	(151)	(28)
Other, net	2,447	1,004

Income before income taxes	30,416	31,879
Provision for income taxes	11,254	12,752

Net income	$19,162	$19,127

Earnings per common share:
Basic earnings per common share	$0.20	$0.20

Dilutive earnings per common share	$0.20	$0.20

Weighted average number of common shares outstanding:
Basic	96,137,535	95,338,404

Dilutive	96,841,252	96,613,309

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$19,162	$19,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,712	15,407
Other non-cash charges, net	6,427	3,603
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,598	(1,859)
Inventory	(29,283)	(17,175)
Other current assets	(929)	(3,700)
Accounts payable and accrued liabilities	(2,549)	5,163
Income taxes payable	(3,140)	10,274

Net cash provided by operating activities	21,998	30,840

Cash flows used for investing activities:
Capital expenditures	(13,705)	(13,208)
Business acquisitions, net of cash acquired	(6,814)	(81,595)
Other	(2,058)	(1,637)

Net cash used for investing activities	(22,577)	(96,440)

Cash flows provided by (used for) financing activities:
Borrowings under financing agreements	—	89,072
Principal payments under financing agreements	(4,083)	(23,337)
Proceeds from sale of common stock, net	1,870	7,259

Net cash provided by (used for) financing activities	(2,213)	72,994

Net increase (decrease) in cash and cash equivalents	(2,792)	7,394
Cash and cash equivalents:
Beginning of period	57,499	12,176

End of period	$54,707	$19,570

Supplemental disclosure of cash flow information:
Cash paid during the three month period for:
Interest	$4,186	$4,514

Taxes	$14,621	$6,292

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31 2002 and 2001
and as of December 31, 2001

1.    Organization and Basis of Presentation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

The financial statements included in this report should be read in conjunction with the Company’s 2001 audited consolidated financial statements and accompanying notes included in the Company’s 2001 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.

2.    Acquisitions

The Company completed one acquisition of a business and one asset purchase in the three months ended March 31, 2002. The combined purchase price for these acquisitions was approximately $7,985,000, including notes issued of $1,300,000.

3.    Inventory

At March 31, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$89,138	$89,477
Work in process	69,037	56,785
Finished goods	113,476	97,090
Excess of current cost over LIFO value	(15,857)	(13,674)

Inventory, net	$255,794	$229,678

4.    Comprehensive Income

Comprehensive income for the three months ended March 31, 2002 and 2001 was as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Comprehensive income:
Net income	$19,162	$19,127
Cumulative translation adjustment	(1,848)	(1,359)

Total comprehensive income	$17,314	$17,768

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

Summarized information for the Company’s reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses and certain goodwill and identified intangible amortization not allocated to product lines. Operating profit excludes merger, transaction and litigation costs of $2,829,000 in the three months ended March 31, 2002.

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Revenue:
Drilling Equipment Sales	$117,257	$67,538
Tubular Services	75,039	88,968
Drilling Services	71,252	76,638
Coiled Tubing & Wireline Products	52,235	41,069

Total	$315,783	$274,213

Operating Profit:
Drilling Equipment Sales	$17,901	$3,304
Tubular Services	10,448	18,353
Drilling Services	15,137	17,742
Coiled Tubing & Wireline Products	9,597	9,053
Other	(11,474)	(11,808)

Total	$41,609	$36,644

6.    Unaudited Condensed Consolidating Financial Information

On January 30, 2002, the Company entered into a new credit agreement with a syndicate of banks that provided up to $125.0 million of funds under a revolving credit facility. The facility expires on January 30, 2005. The facility is secured by guarantees of material U.S. subsidiaries. The interest rate on the borrowed portion of the revolver is based on the Company’s rating by S&P and Moody’s which at the time of the agreement resulted in an interest rate of LIBOR + 0.625% or the prime rate. Commitment fees range from 0.1% to 0.25% depending on the Company rating.

On May 1, 2001, the Company issued $200.0 million of 7 ¼% Senior Notes due 2011 (“2011 Notes”). The 2011 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Senior Credit Agreement and the Company’s 7 ½% Senior Notes due 2008 and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. A portion of the net proceeds from the issuance of the 2011 Notes was used by the Company to repay the revolving indebtedness outstanding under the Senior Credit Agreement. The remaining net proceeds are being used for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

On February 25, 1998, the Company issued $100 million of 7 1/2% Senior Notes due 2008 (“2008 Notes”). The 2008 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Senior Credit Agreement and the 2011 Notes, and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

The following condensed consolidating balance sheet as of March 31, 2002 and related condensed consolidating statements of income and cash flows for the three months ended March 31, 2002 should be read in conjunction with the notes to these unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.
Notes to Unaudited Consolidated Financial Statements (cont’d)

6.    Unaudited Condensed Consolidating Financial Information (cont’d)

Balance Sheet

	March 31, 2002
	Varco International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$7,123	$17,218	$30,366	$—	$54,707
Accounts receivable, net	271,648	482,193	612,887	(1,042,533)	324,195
Inventory, net	—	185,139	70,655	—	255,794
Other current assets	—	25,118	9,752	—	34,870

Total current assets	278,771	709,668	723,660	(1,042,533)	669,566

Investment in subsidiaries	1,005,698	472,209	—	(1,477,907)	—
Property and equipment, net	—	266,635	133,226	—	399,861
Identified intangibles, net	—	29,029	1,295	—	30,324
Goodwill, net	—	192,822	137,561	—	330,383
Other assets, net	5,747	3,350	2,807	—	11,904

Total assets	$1,290,216	$1,673,713	$998,549	$(2,520,440)	$1,442,038

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$117,995	$580,597	$450,032	$(1,042,533)	$106,091
Accrued liabilities	7,002	56,433	36,243	—	99,678
Income taxes payable	—	10,908	12,911	—	23,819
Current portion of long-term debt	—	2,738	3,488	—	6,226

Total current liabilities	124,997	650,676	502,674	(1,042,533)	235,814

Long-term debt	300,638	7,749	5,618	—	314,005
Pension liabilities	16,224	—	8,349	—	24,573
Deferred taxes payable	—	9,590	8,384	—	17,974
Other liabilities	—	—	1,315	—	1,315

Total liabilities	441,859	668,015	526,340	(1,042,533)	593,681

Common stockholders’ equity:
Common stock	977	—	—	—	977
Paid in capital	516,863	576,678	246,625	(823,303)	516,863
Retained earnings	366,710	429,020	246,447	(675,467)	366,710
Accumulated other comprehensive loss	(20,863)	—	(20,863)	20,863	(20,863)
Treasury Stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	848,357	1,005,698	472,209	(1,477,907)	848,357

Total liabilities and equity	$1,290,216	$1,673,713	$998,549	$(2,520,440)	$1,442,038

VARCO INTERNATIONAL, INC.
Notes to Unaudited Consolidated Financial Statements (cont’d)

6.    Unaudited Condensed Consolidating Financial Information (cont’d)
       Statement of Income

	Three Months Ended March 31, 2002
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$228,423	$131,311	$(43,951)	$315,783
Operating costs	(1,180)	216,266	105,868	(43,951)	277,003

Operating profit	1,180	12,157	25,443	—	38,780
Other expense	372	392	1,532	—	2,296
Interest expense	5,517	173	378	—	6,068

Income (loss) before taxes	(4,709)	11,592	23,533	—	30,416
Provision for taxes	—	2,958	8,296	—	11,254
Equity in net income of subsidiaries	23,871	15,237	—	(39,108)	—

Net income	$19,162	$23,871	$15,237	$(39,108)	$19,162

VARCO INTERNATIONAL, INC.
Notes to Unaudited Consolidated Financial Statements (cont’d)

6.  Unaudited Condensed Consolidating Financial Information (cont’d)
     Statement of Cash Flows

	Three Months Ended March 31, 2002
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used for) operating activities	$(305)	$ 2,293	$ 20,010	$—	$ 21,998
Net cash used for investing activities:
Capital expenditures	—	(10,589)	(3,116)	—	(13,705)
Business acquisitions, net of cash acquired	—		(6,814)	—	(6,814)
Other	—	—	(2,058)	—	(2,058)

Net cash used for investing activities	—	(10,589)	(11,988)	—	(22,577)
Cash flows provided by (used for) financing activities:
Net payments under financing agreements	(4)	377	(4,456)	—	(4,083)
Net proceeds from sale of common stock	1,870	—	—	—	1,870

Net cash provided by (used for) financing activities	1,866	377	(4,456)	—	(2,213)

Net increase in cash and cash
equivalents	1,561	(7,919)	3,566	—	(2,792)
Beginning of period	5,562	25,137	26,800	—	57,499

End of period	$7,123	$17,218	$ 30,366	$—	$ 54,707

7.  New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, intangible assets deemed to have indefinite lives (including goodwill) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. If SFAS 142 had been adopted in the first quarter 2001, net income and dilutive earnings per share would have been $21,587,000 and $0.22 respectively for the three months ended March 31, 2001. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that the effect of these tests has no material impact on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No 143, “Accounting for Asset Retirement Obligations,” (SFAS 143). SFAS 143 requires a company to recognize a liability associated with a legal obligation to retire or remove any tangible long-lived assets. The new statement is effective beginning in 2003 and the Company is currently evaluating if it will have a material impact on its financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This new statement supercedes FASB statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for long-lived assets to be disposed of (SFAS 121), however, it retains the fundamental provisions of long-lived assets to be “held and used.” The new statement provides implementation guidelines and was effective for the Company beginning in 2002. SFAS 144 did not have a material effect on the Company’s financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

General Operating Environment Overview

Despite a 19% (from 2,379 to 1,931) and 28% (from 1,140 to 818) decline in average worldwide and U.S. drilling activity, respectively, a 25% (from $28.81 to $21.67) decline in the average price of West Texas Intermediate Crude per barrel, and a 60% (from $6.31 mbtu to $2.53 mbtu) decline in natural gas prices in the first quarter of 2002 compared to the first quarter of 2001, the Company’s revenue and operating profit improved in the first quarter of 2002 compared to the first quarter of 2001. Revenue and operating profit increased by $41.6 million (15%) and $5.0 million (14%) (excluding merger, transaction, and litigation costs), respectively, primarily due to seventeen acquisitions made in 2001 and the first quarter of 2002, and to an increase in the Company’s Drilling Equipment Sales revenue as the result of capital equipment shipments in the first quarter of 2002 which were related to orders received in 2001. The Company’s services businesses were adversely impacted by the recent downturn in oil and gas drilling activity and the corresponding drop in oil and gas prices. The Company’s Tubular Services revenue declined 16% and the Drilling Services revenue declined 7%. Excluding the impact from acquisitions, the decline in Tubular Services and Drilling Services revenue would have been 20% and 12%, respectively. The recent downturn is expected to continue to have an adverse effect on the Company’s services business through the second quarter of 2002. Similar to the first quarter of 2002, the decline in revenue is expected to be partially offset by an increase in revenue from Drilling Equipment Sales, which continues to work off backlog built up in the last upturn in the industry during 2001.

The following graph details U.S., Canada, and International rig activity, West Texas Intermediate Oil and natural gas prices for the past two years on a quarterly basis:

Sources: Rig count—Baker Hughes Incorporated (“BHI”).
West TX Intermediate Crude Price and Natural Gas Price—U.S. Department of Energy (Energy Information Administration).

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenue.  Revenue was $315.8 million for the first quarter of 2002, an increase of $41.6 million (or 15%) compared to the first quarter of 2001. The increase was due primarily to an increase in revenue related to the Company’s 17 acquisitions in 2001 and the first quarter of 2002, and an increase in revenue from Drilling Equipment Sales due to the shipment of capital equipment ordered during the most recent industry upturn in 2001. The following table summarizes revenue by segment.

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Revenue:
Drilling Equipment Sales	$117,257	$67,538
Tubular Services	75,039	88,968
Drilling Services	71,252	76,638
Coiled Tubing & Wireline Products	52,235	41,069

Total	$315,783	$274,213

Drilling Equipment Sales revenue was $117.3 million for the first quarter of 2002, an increase of $49.7 million (or 74%) compared to the first quarter of 2001. New orders for the three months ended March 31, 2002 were $103.0 million compared to $115.0 for the same period of 2001, while backlog at March 31, 2002 was $237.3 million compared to $139.9 million at March 31, 2001. The increase in revenue and backlog was a result of increased order activity in 2001 compared to 2000 as a result of higher rig activity in 2001 than 2000. During the first quarter of 2002, the Company shipped 23 top drive units compared to 9 top drive units in the first quarter of 2001. In addition, Drilling Equipment Sales revenue increased as a result of greater spare parts sales and service revenue.

Tubular Services revenue was $75.0 million for the first quarter of 2002, a decrease of $13.9 million (or 16%) compared to the first quarter of 2001. The decrease was due primarily to a decline in North America drilling rig activity as evidenced by a 27% decline in oil and gas drilling activity in the first quarter of 2002 compared to the first quarter of 2001. The Company’s inspection, coating, and fiberglass operations declined $3.7 million (11%), $7.6 million (34%), and $3.4 million (14%), respectively, as a result of lower North America and Worldwide drilling activity. An increase in pipeline inspection revenue in the first quarter of 2002 over the first quarter of 2001 slightly offset these declines.

Drilling Service revenue was $71.3 million for the first quarter of 2002, a decrease of $5.4 million (7%) compared to the first quarter of 2001. The decrease in revenue was due to the decline in North America and worldwide drilling activity. The decrease was mainly due to a $6.8 million (12%) decline in solids control revenue. Solids control revenue was down in both North and South America and offset slightly by increases in Europe, Middle East, and Far East markets. The Company’s instrumentation business was up $1.4 million mainly as the result of the acquisition of instrumentation businesses in the U.S. and Canada in 2001.

Coiled Tubing and Wireline Products revenue was $52.2 million for the first quarter of 2002, an increase of $11.2 million (27%) compared to the first quarter of 2001. The increase was due primarily to the Company’s acquisitions of Bradon Industries Ltd. in Canada, Albin’s Enterprises, Inc. in Oklahoma, and Elmar Services Ltd. in the UK in 2001. Excluding the impact from these acquisitions, revenue was down approximately $0.8 million from the first quarter of 2001. Backlog for this segment was at $63.4 million at March 31, 2002 compared to $54.0 million at March 31, 2001.

Gross Profit.  Gross profit was $92.4 million (29.2% of revenue) in the first quarter of 2002, an increase of $11.4 million (14%) compared to the first quarter of 2001 of $81.0 million (29.5% of revenue and excluding goodwill amortization). The improvement in the 2002 gross profit dollars was due to the higher revenue discussed above. The slight decrease in gross profit percentage was due mainly to a change in revenue mix, with a larger percent of the business consisting of lower margin business.

Selling, General, and Administrative Costs.  Selling, general, and administrative costs were $38.0 million in the first quarter of 2002, an increase of $6.0 million (19%) over the first quarter of 2001. The increase was due to the 17 acquisitions completed in 2001 and the first quarter of 2002, and an increase in Drilling Equipment revenue in the first quarter of 2002 compared to the first quarter of 2001.

Research and Engineering Costs.  Research and engineering costs was $12.8 million in the first quarter of 2002 compared to $9.9 million for the same period of 2001. The increase was due to acquisitions in 2001 and 2002, greater engineering costs related to the Drilling Equipment operations and new product development efforts in Tubular Services.

Merger, Transaction and Litigation Costs.  Merger, transaction and litigation costs were $2.8 million in the first quarter of 2002. The reorganization costs consisted of early termination of employment agreements for several senior executives arising out of the 2000 merger between Varco and Tuboscope.

Operating Profit.  Operating profit was $38.8 million for the first quarter of 2002 compared to $36.6 million in the same period of 2001. The increase in operating profit is due to the factors discussed above.

Interest Expense. Interest expense was $6.1 million and $3.8 million for the three months ending March 31, 2002 and 2001. The increases in interest expense were due to the greater average outstanding debt balances as a result of the $200.0 million Senior Notes issued in the second quarter of 2001.

Other Expense (Income).  Other expense includes interest income, foreign exchange, and other expense (income). Net other expense was $2.3 million and $1.0 million for the three months ended March 31, 2002 and 2001, respectively. The increase in other expense in 2002 was primarily due to greater foreign exchange losses in Argentina as a result of the devaluation of the Argentina peso in the first quarter of 2002.

Provision for Income Taxes.  The Company’s effective tax rate for the first quarter of 2002 and 2001 was 37% and 40%, respectively. These rates are higher than the domestic rate of 35%, due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates.

Net Income.  Net income for the first quarter of 2002 and 2001 was $19.2 million and $19.1, respectively. The improvement in the first quarter of 2002 was due to the factors discussed above.

Financial Condition and Liquidity

March 31, 2002

For the three months ended March 31, 2002, cash provided by operating activities was $22.0 million compared to $30.8 million for the three months ended March 31, 2001. Cash was provided by operations in 2002 through net income of $19.2 million, non-cash charges of $21.1 million, and a decrease in accounts receivable of $17.6 million. These items were partially offset by an increase in inventory of $29.3 million, a decrease in accounts payable and accrued liabilities of $2.5 million, and a decrease in income taxes payable of $3.1 million. Accounts receivable decreased $17.6 million during the first quarter of 2002 due to lower revenue (down $46.5 million) in the first quarter of 2002 compared to the fourth quarter of 2001. The increase in inventory was related primarily to the construction of equipment for sales related to the Drilling Equipment Sales operation. The decrease in accounts payable and accrued liabilities was related to employee incentive bonus payments in the first quarter of 2002. Income taxes payable were down due to first quarter tax payments.

For the three months ended March 31, 2002, the Company used $22.6 million for investing activities compared to $96.4 million for the same period of 2001. The Company used $6.8 million to acquire two separate businesses in the first quarter of 2002 (see Note 2 of Notes to Unaudited Consolidated Financial Statements). Capital spending of $13.7 million was related primarily to a thermal desorption unit for rental, Top Drive rental units, and additional equipment for the Company’s Solids Control operations.

For the three months ended March 31, 2002, the Company used $2.2 million for financing activities. Cash used consisted of principal debt payments of $4.1 million, net of proceeds from the sale of stock of $1.9 million.

At March 31, 2002, the Company had cash and cash equivalents of $54.7 million, and current and long-term debt of $320.2 million. At December 31, 2001 the Company had cash and cash equivalents of $57.5 million, and current and long-term debt of $322.6 million. The Company’s outstanding debt at March 31, 2002 consisted of $201.5 million of 7.25% Senior Notes due 2011, $99.2 million of 7.5% Senior Notes due 2008, and other debt of $19.5 million.

On January 30, 2002, the Company entered into a new credit agreement with a syndicate of banks that provided up to $125.0 million of funds under a new revolving credit facility. In addition, the Company also obtained a swingline facility that provided up to $5.0 million of funds. At March 31, 2002, there were $124.5 million of funds available under the revolving credit facility and $4.4 million of funds available under the swing line facility with $0.5 million and $0.6 million being used for letters of credit, respectively.

The Company believes that its March 31, 2002 cash and cash equivalents, its credit facility, and cash flow from operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, general economic and political conditions (including the uncertainties resulting from the September 11, 2001 terrorist attacks in New York City, Washington, D.C. and related events), risks associated with growth through acquisitions and other factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 under the caption “Factors Affecting Future Operating Results.” In addition, the Company’s backlog is based upon anticipated revenues from customer orders that the Company believes are firm. In accordance with industry practice, orders or commitments to purchase the Company’s products generally can be cancelled by customers at any time. In addition, orders and commitments are sometimes modified before or during manufacturing of the products. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

Item 3.    Quantitative & Qualitative Disclosure About Market Risk

The Company does not believe it has a material exposure to market risk. The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. As of March 31, 2001, the Company had no interest rate swap agreements outstanding. At March 31, 2001, the Company had $320.2 million of outstanding debt. Fixed rate debt included $201.5 million of the 2011 Notes at a fixed interest rate of 7¼% and $99.2 million of the 2008 Notes at a fixed interest rate of 7 ½%. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company’s policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at March 31, 2001. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARCO INTERNATIONAL, INC.
(Registrant)

Date: May 8, 2002	/s/ Joseph C. Winkler
Joseph C. Winkler
Executive Vice President, Chief Financial Officer
and Treasurer (Duly Authorized Officer,
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Note No.

3.1	Third Amended and Restated Certificate of Incorporation, dated May 30, 2000.	(Note 1)

3.2	Third Amended and Restated Bylaws.	(Note 1)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, dated November 30, 2000.	(Note 1)

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
(Note 1)

4.2	Registration Rights Agreement dated May 13, 1988 among the Company, Brentwood Associates, Hub Associates IV, L.P. and the investors listed therein.	(Note 2)

4.3	Purchase Agreement dated as of October 1, 1991 between the Company and Baker Hughes Incorporated regarding certain registration rights.	(Note 3)

4.4	Registration Rights Agreement dated April 24, 1996 among the Company, SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink Industries Limited.	(Note 9)

4.5	Registration Rights Agreement dated March 7, 1997 among the Company and certain stockholders of Fiber Glass Systems, Inc.	(Note 10)

4.6
Indenture, dated as of February 25, 1998, between the Company, the Guarantors named therein and The Bank of New York Trust Company of Florida as trustee, relating to $100,000,000 aggregate principal amount of 7 ½% Senior Notes due 2008; Specimen Certificate of 7 ½% Senior Notes due 2008 (private notes); and Specimen Certificate of 7 ½% Senior Notes due 2008 (exchange notes).
(Note 11)

4.8
Indenture, dated as of May 1, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee, relating to $200,000,000 aggregate principal amount of 7¼% Senior Notes due 2011; Specimen Certificate of 7 ¼% Senior Notes due 2011 (private notes); Specimen Certificate of 7 ¼% Senior Notes due 2011 (exchange notes)
(Note 27)

10.1
Credit Agreement, dated as of January 30, 2002, among Varco International, Inc., as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative Agent, Bank One, NA, as Syndication Agent, Credit Suisse First Boston, Cayman Islands Branch, as Documentation Agent, and the other Banks a party thereto.
(Note 13)

10.2*	Deferred Compensation Plan dated November 14, 1994; Amendment thereto dated May 11, 1998.	(Note 12)

10.3*	Amended and Restated 1996 Equity Participation Plan.	(Note 1)

10.3.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 13)

10.4*	DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non-Statutory Stock Option Agreement.	(Note 8)

10.5*
Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.
(Note 4)

10.6*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non–Employee Directors; and Form of Stock Option Agreement.	(Note 5)

Exhibit No.	Description	Note No.

10.7*	Varco International, Inc. Supplemental Executive Retirement Plan	(Note 21)

10.7.1*	Amendment to Varco International, Inc. Supplemental Executive Retirement Plan	(Note 23)

10.7.2*	Second Amendment to Varco International, Inc. Supplemental Executive Retirement Plan	(Note 24)

10.8	Lease dated March 7, 1985, as amended	(Note 15)

10.8.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8 hereof	(Note 16)

10.8.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8 hereto	(Note 17)

10.8.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8 hereto	(Note 17)

10.8.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8 hereto	(Note 18)

10.8.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8 hereto	(Note 22)

10.9	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 19)

10.9.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.9 hereto	(Note 22)

10.10*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 20)

10.10.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 25)

10.11*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 22)

10.11.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 24)

10.12*	The Varco International, Inc. Deferred Compensation Plan.	(Note 25)

10.13	Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial Leasing, Inc.	(Note 6)

10.14*	Form of Executive Agreement of certain members of senior management	(Note 14)

10.14.1*	Form of First Amendment to Executive Agreements	(Note 14)

10.15*	Executive Agreement of John F. Lauletta	(Note 14)

10.16*	Executive Agreement of Joseph C. Winkler	(Note 14)

10.17*	Executive Agreement of George Boyadjieff	(Note 26)

10.18*	Executive Agreement of Michael W. Sutherlin	(Note 26)

10.19*	Form of Indemnity Agreement	(Note 14)

Exhibit No.	Description	Note No.
* Management contract, compensation plan or arrangement.

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-31102).

Note 3	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525).

Note 4	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150).

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072).

Note 6	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 7	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-05233).

Note 8	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-05237).

Note 9	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 1996.

Note 10	Incorporated by reference to the Company’s Current Report on 8-K filed on March 19, 1997, as amended by Amendment No. 1 filed on May 7, 1997.

Note 11	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115).

Note 12	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Note 13	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Note 14	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582)

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981.

Note 16	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

Note 17	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

Note 18	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985.

Note 19	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

Note 20	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681.

Note 21	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

Note 22	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 23	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Note 24	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Note 25	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999.

Note 26	Incorporated by reference to Varco’s Annual Report on Form 10-K/A for the year ended December 31, 1999.

Note 27	Incorporated by reference to Varco’s Registration Statement on Form S-4 filed on June 29, 2001 (No. 333-64226).