Form 10-Q
period 2002-06-30
VARCO INTERNATIONAL INC /DE/
filed 2002-08-13
CIK 860097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-13309

VARCO INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0252850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 W. Sam Houston Parkway South, Suite 1700, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(281) 953-2200
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

The Registrant had 96,720,664 shares of common stock outstanding as of August 2, 2002.

VARCO INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

VARCO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,917	$57,499
Accounts receivable, net	328,187	342,036
Inventory, net	248,021	229,678
Deferred tax assets	6,984	6,618
Prepaid expenses and other	25,632	27,374

Total current assets	653,741	663,205

Net property and equipment	406,541	400,416
Identified intangibles, net	30,610	30,722
Goodwill, net	331,582	325,135
Other assets, net	11,284	9,632

Total assets	$1,433,758	$1,429,110

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,369	$102,559
Accrued liabilities	95,924	102,315
Income taxes payable	16,072	27,652
Current portion of long-term debt and short-term borrowings	6,224	7,077

Total current liabilities	200,589	239,603
Long-term debt	313,168	315,537
Pension liabilities and post-retirement obligations	26,705	25,834
Deferred taxes payable	16,823	18,604
Other liabilities	1,206	1,218

Total liabilities	558,491	600,796

Common stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 98,141,494 shares issued and 96,716,794 shares outstanding (97,402,339 shares issued and 95,977,639 shares outstanding at December 31, 2001)	981	974
Paid in capital	522,244	514,137
Retained earnings	387,570	347,548
Accumulated other comprehensive loss	(20,198)	(19,015)
Less: treasury stock at cost (1,424,700 shares)	(15,330)	(15,330)

Total common stockholders’ equity	875,267	828,314

Total liabilities and equity	$1,433,758	$1,429,110

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Revenue	$335,896	$303,875	$651,679	$578,088
Costs and expenses:
Costs of services and products sold	240,410	207,245	463,838	400,475
Goodwill amortization	—	2,711	—	5,171
Selling, general and administrative	38,407	40,154	76,372	72,141
Research and engineering costs	14,464	11,325	27,245	21,217
Merger, transaction and litigation costs	—	16,500	2,829	16,500

Operating profit	42,615	25,940	81,395	62,584
Other expense (income):
Interest expense	6,046	5,529	12,114	9,318
Interest income	(198)	(228)	(349)	(256)
Other, net	3,665	859	6,112	1,863

Income before income taxes	33,102	19,780	63,518	51,659
Provision for income taxes	12,242	8,033	23,496	20,785

Net income	$20,860	$11,747	$40,022	$30,874

Earnings per common share:
Basic earnings per common share	$0.22	$0.12	$0.42	$0.32

Dilutive earnings per common share	$0.21	$0.12	$0.41	$0.32

Weighted average number of common shares outstanding:
Basic	96,670	95,765	96,404	95,552

Dilutive	97,715	96,927	97,278	96,770

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$40,022	$30,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,657	32,287
Non-cash merger, transaction and litigation costs	—	16,500
Other non-cash charges	6,463	6,130
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	12,896	(28,977)
Inventory	(24,645)	(31,403)
Prepaid expenses and other assets	1,761	(9,028)
Accounts payable, accrued liabilities, and pension liabilities	(29,648)	(12,094)
Federal and foreign income taxes payable	(10,241)	5,711

Net cash provided by operating activities	25,265	10,000

Cash flows provided by (used for) investing activities:
Capital expenditures	(25,878)	(26,680)
Business acquisitions, net of cash acquired	(11,548)	(94,497)
Other	(1,511)	1,372

Net cash used for investing activities	(38,937)	(119,805)

Cash flows provided by (used for) financing activities:
Borrowings under financing agreements	—	308,265
Principal payments under financing agreements	(5,520)	(125,029)
Proceeds from sale of common stock, net	6,610	8,331

Net cash provided by financing activities	1,090	191,567

Net increase (decrease) in cash and cash equivalents	(12,582)	81,762
Cash and cash equivalents:
Beginning of period	57,499	12,176

End of period	$44,917	$93,938

Supplemental disclosure of cash flow information:
Cash paid during the six month period for:
Interest	$12,070	$7,126

Taxes	$36,452	$11,231

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2002 and 2001
and as of December 31, 2001

1.    Organization and Basis of Presentation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Varco International, Inc. (the “Company”) and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

The financial statements included in this report should be read in conjunction with the Company’s 2001 audited consolidated financial statements and accompanying notes included in the Company’s 2001 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.

2.    Acquisitions

The Company completed one acquisition of a business, one asset purchase, one equity investment, and one technology license acquisition in the six months ended June 30, 2002. The combined purchase price for these acquisitions was approximately $12,122,000, including cash paid of $10,822,000 and notes issued of $1,300,000. In addition, the Company paid cash of $726,000 in the first six months of 2002 related to prior year acquisitions.

In July 2002, the Company entered into a definitive purchase agreement with ICO Inc. to acquire substantially all of ICO’s oilfield services business for approximately $136.7 million, plus the assumption of trade payables and certain other accrued operating expenses. ICO’s oilfield services business provides inspection, coating and reconditioning of drillpipe, tubing, casing and sucker rods used in oil and gas operations. Additionally, it sells and rents equipment and supplies used in the inspection of tubular goods and sucker rods. Under the purchase agreement, the Company will acquire the assets of ICO’s oilfield services business in the U.S., Mexico, Southeast Asia and Europe and the stock of ICO’s Canadian operating subsidiary. The final purchase price is subject to an adjustment for working capital changes in the business, and debt and cash levels of the acquired Canadian subsidiary. Closing of the transaction is subject to customary conditions, including obtaining regulatory clearance.

3.    Inventory

At June 30, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$83,984	$89,477
Work in process	66,249	56,785
Finished goods	113,370	97,090
Excess of current cost over LIFO value	(15,582)	(13,674)

Inventory, net	$248,021	$229,678

VARCO INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Comprehensive income:
Net income	$20,860	$11,747	$40,022	$30,874
Cumulative translation adjustment	665	(833)	(1,183)	(2,192)

Total comprehensive income	$21,525	$10,914	$38,839	$28,682

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

Tubular Services:    This segment provides internal coating products and services; inspection and quality assurance services for tubular goods; and fiberglass tubulars. Additionally, the Tubular Services business sells and rents proprietary equipment used to inspect tubular products at steel mills. The Tubular Services business also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores, major pipeline operators, and steel mills.

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

VARCO INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized unaudited information for the Company’s reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses and certain goodwill and identified intangible amortization not allocated to product lines. Operating profit excludes merger, transaction and litigation costs of $2,829,000 in the six months ended June 30, 2002 and $16,500,000 in the three and six months ended June 30, 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Revenue:
Drilling Equipment Sales	$130,395	$89,387	$247,652	$157,487
Tubular Services	76,394	87,835	151,433	176,803
Drilling Services	69,162	78,686	140,414	154,762
Coiled Tubing & Wireline Products	59,945	47,967	112,180	89,036

Total	$335,896	$303,875	$651,679	$578,088

Operating Profit:
Drilling Equipment Sales	$20,545	$8,959	$38,446	$11,817
Tubular Services	11,040	17,200	21,488	35,553
Drilling Services	11,652	17,845	26,789	36,033
Coiled Tubing & Wireline Products	12,147	10,997	21,744	20,050
Other	(12,769)	(12,561)	(24,243)	(24,369)

Total	$42,615	$42,440	$84,224	$79,084

6.    Unaudited Condensed Consolidating Financial Information

On January 30, 2002, the Company entered into a new credit agreement with a syndicate of banks that provided up to $125.0 million of funds under a revolving credit facility. The facility expires on January 30, 2005. The facility is secured by guarantees of material U.S. subsidiaries. The interest rate on the borrowed portion of the revolver is based on the Company’s rating by S&P and Moody’s which at the time of the agreement resulted in an interest rate of LIBOR + 0.625% or the prime rate. Depending on the Company’s ratings, the interest rate could range from LIBOR + 0.50% to LIBOR + 1.375%. Commitment fees range from 0.1% to 0.25% depending on the Company’s rating.

On May 1, 2001, the Company issued $200.0 million of 7 ¼% Senior Notes due 2011 (“2011 Notes”). The 2011 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the credit agreement and the Company’s 7 ½% Senior Notes due 2008 and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee. A portion of the net proceeds from the issuance of the 2011 Notes was used by the Company to repay the revolving indebtedness outstanding under the Senior Credit Agreement. The remaining net proceeds are being used for general corporate purposes, including working capital, capital expenditures and acquisitions of businesses.

On February 25, 1998, the Company issued $100 million of 7 1/2% Senior Notes due 2008 (“2008 Notes”). The 2008 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the credit agreement and the 2011 Notes, and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

The following condensed consolidating balance sheet as of June 30, 2002 and related condensed consolidating statements of income and cash flows for the six months ended June 30, 2002 should be read in conjunction with the notes to these unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Unaudited Condensed Consolidating Financial Information (continued)

       Balance Sheet
	June 30, 2002 (in thousands)
	Varco International Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,824	$17,031	$23,062	$—	$44,917
Accounts receivable, net	271,650	501,806	617,221	(1,062,490)	328,187
Inventory, net	—	171,607	76,414	—	248,021
Other current assets	—	23,407	9,209	—	32,616

Total current assets	276,474	713,851	725,906	(1,062,490)	653,741
Investment in subsidiaries	1,032,557	485,273	—	(1,517,830)	—
Property and equipment, net	—	269,633	136,908	—	406,541
Identified intangibles, net	—	29,601	1,009	—	30,610
Goodwill, net	—	193,283	138,299	—	331,582
Other assets, net	5,602	4,471	1,211	—	11,284

Total assets	$1,314,633	$1,696,112	$1,003,333	$(2,580,320)	$1,433,758

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117,995	$582,582	$444,282	$(1,062,490)	$82,369
Accrued liabilities	5,244	61,241	29,439	—	95,924
Income taxes payable	—	1,455	14,617	—	16,072
Current portion of long-term debt	—	2,378	3,846	—	6,224

Total current liabilities	123,239	647,656	492,184	(1,062,490)	200,589
Long-term debt	300,633	7,389	5,146	—	313,168
Pension liabilities	15,494	—	11,211	—	26,705
Deferred taxes payable	—	8,531	8,292	—	16,823
Other liabilities	—	—	1,206	—	1,206

Total liabilities	439,366	663,576	518,039	(1,062,490)	558,491
Common stockholders’ equity:
Common stock	981	—	—	—	981
Paid in capital	522,244	576,678	246,625	(823,303)	522,244
Retained earnings	387,570	455,858	258,867	(714,725)	387,570
Accumulated other comprehensive loss	(20,198)	—	(20,198)	20,198	(20,198)
Treasury Stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	$875,267	$1,032,536	$485,294	$(1,517,830)	$875,267

Total liabilities and equity	$1,314,633	$1,696,112	$1,003,333	$(2,580,320)	$1,433,758

VARCO INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Unaudited Condensed Consolidating Financial Information (continued)

       Statement of Income

	Six Months Ended June 30, 2002 (in thousands)
	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$471,843	$266,015	$(86,179)	$651,679
Operating costs	(1,060)	441,272	216,251	(86,179)	570,284

Operating profit	1,060	30,571	49,764	—	81,395
Other expense	719	60	4,984	—	5,763
Interest expense	11,028	343	743	—	12,114

Income (loss) before taxes	(10,687)	30,168	44,037	—	63,518
Provision for taxes	—	7,116	16,380	—	23,496
Equity in net income of subsidiaries	50,709	27,657	—	(78,366)	—

Net income	$40,022	$50,709	$27,657	$(78,366)	$40,022

VARCO INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Unaudited Condensed Consolidating Financial Information (continued)

      Statement of Cash Flows

	Six Months Ended June 30, 2002 (in thousands)

	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(7,344)	$11,770	$20,839	—	$25,265
Net cash used for investing activities:
Capital expenditures	—	(17,613)	(8,265)	—	(25,878)
Business acquisitions, net of cash acquired	—	(1,317)	(8,870)	—	(10,187)
Other	—	—	(2,872)	—	(2,872)

Net cash used for investing activities	—	(18,930)	(20,007)	—	(38,937)
Cash flows provided by (used for) financing activities:
Net payments under financing agreements	(4)	(946)	(4,570)	—	(5,520)
Net proceeds from sale of common stock	6,610	—	—	—	6,610

Net cash provided by (used for) financing activities	6,606	(946)	(4,570)	—	1,090

Net decrease in cash and cash equivalents	(738)	(8,106)	(3,738)	—	(12,582)
Beginning of period	5,562	25,137	26,800	—	57,499

End of period	$4,824	$17,031	$23,062	$—	$44,917

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

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. If SFAS 142 had been adopted in the first quarter 2001, net income and dilutive earnings per share would have been $14,458,000 and $0.15 and $36,045,000 and $0.37 for the three and six months ended June 30, 2002. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that the results of these tests has no material impact on the earnings and financial position of the Company.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This new statement supercedes FASB

VARCO INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS 121), however, it retains the fundamental provisions of long-lived assets to be “held and used.” The new statement provides implementation guidelines and was effective for the Company beginning in 2002. SFAS 144 did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

General Operating Environment

Despite a 25% (from 2,240 to 1,678 rigs) and 36% (from 1,489 to 953 rigs) decline in average worldwide and North America drilling activity, respectively, a 6% decline (from $27.92 to $26.24) in the average per barrel price of West Texas Intermediate Crude and a 23% (from $4.37 mbtu to $3.38 mbtu) decline in natural gas prices in the second quarter of 2002 compared to the second quarter of 2001, the Company’s revenue improved in the second quarter of 2002 compared to the second quarter of 2001. Revenue increased by $32.0 million (11%) primarily due to an increase in the Company’s Drilling Equipment Sales revenue as the result of capital equipment shipments in the second quarter of 2002 which were related primarily to orders received in 2001, and nineteen acquisitions made in 2001 and the first half of 2002. The Company’s services businesses were adversely impacted by the recent downturn in oil and gas drilling activity and the corresponding drop in oil and gas prices. The Company’s Tubular Services revenue declined 13% and the Drilling Services revenue declined 12%. Excluding the impact from acquisitions, the decline in Tubular Services and Drilling Services revenue would have been 17% and 15%, respectively. U.S. and Canada rig activity was at 833 and 264, respectively, at July 26, 2002, compared to the second quarter 2002 average of 806 and 147, respectively. This modest recent increase in rig activity is expected to have a slight benefit in the Company’s services operations in the third quarter of 2002 compared to the second quarter of 2002, offset by lower capital equipment sales based on current scheduled third quarter deliveries.

The following graph details U.S., Canada, and International rig activity, West Texas Intermediate Oil and natural gas prices for the past two years on a quarterly basis:

Results of Operations

Three and Six Months Ended June 30, 2002 and 2001

Revenue.    Revenue was $335.9 million and $651.7 million for the second quarter and first half of 2002, an increase of $32.0 million (or 11%) and $73.6 million (13%) compared to the second quarter and first half of 2001, respectively. The increase was due primarily to an increase in revenue from Drilling Equipment Sales due to the shipment of capital equipment ordered during 2001 and the Company’s 19 acquisitions in 2001 and the first half of 2002. The following table summarizes revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Drilling Equipment Sales	$130,395	$89,387	$247,652	$157,487
Tubular Services	76,394	87,835	151,433	176,803
Drilling Services	69,162	78,686	140,414	154,762
Coiled Tubing & Wireline Products	59,945	47,967	112,180	89,036

Total	$335,896	$303,875	$651,679	$578,088

Drilling Equipment Sales revenue was $130.4 million and $247.7 million for the three and six months ended June 30, 2002, representing increases of $41.0 million (46%) and $90.2 million (57%) compared to the same periods of 2001. New orders for the three months ended June 30, 2002 were $87.9 million compared to $152.3 million for the same period of 2001, while backlog at June 30, 2002 was $194.8 million compared to $202.9 million at June 30, 2001. The increase in revenue was the result of the delivery of several large drilling equipment units in the second quarter of 2002 which were ordered in 2001. Also, Drilling Equipment Sales revenue increased as a result of greater spare part sales and service revenue.

Tubular Services revenue was $76.4 million and $151.4 million for the second quarter and first half of 2002, representing decreases of $11.4 million (13%) and $25.4 million (14%) compared to $87.8 million and $176.8 million reported in the three and six months ended June 30, 2001. The decreases were due primarily to a 36% decline in North America drilling activity in the second quarter of 2002 compared to the same period of 2001. Revenue from the Company’s North America oilfield tubular inspection and coating business was down $5.7 million, while the sale of fiberglass tubular goods was down $2.4 million in the second quarter of 2002 compared to the second quarter of 2001. In addition, lower worldwide drilling activity adversely impacted the Company’s operations in Latin America and the Eastern Hemisphere. An increase in pipeline inspection revenue in the second quarter of 2002 over the second quarter of 2001 slightly offset these declines.

Drilling Services revenue was $69.2 million and $140.4 million for the three and six months ending June 30, 2002, representing decreases of $9.5 million (12%) and $14.3 million (9%) compared to $78.7 million and $154.8 million reported in the same periods of 2001. The decreases in revenue were due to the decline in North America and worldwide drilling activity and in particular, to a decline in solids control revenue primarily in the North America and Latin America rental and services business in the second quarter of 2002 compared to the second quarter of 2001.

Coiled Tubing and Wireline Products revenue was $59.9 million and $112.2 million for the second quarter and first half of 2002, representing increases of $12.0 million (25%) and $23.1 million (26%) over the same periods of 2001, respectively. The increases were due primarily to the Company’s acquisitions of Bradon Industries Ltd. in Canada, Albin’s Enterprises in Oklahoma, and Elmar Services Ltd. in the UK in 2001. Excluding the impact from these acquisitions, revenue was down approximately $4.2 million (9%) from the second quarter of 2001. Backlog for this segment was at $48.3 million at June 30, 2002 compared to $69.4 million at June 30, 2001. The lower backlog was due to the decline in market activity discussed above.

Gross Profit.    Gross profit was $95.5 million (28.4% of revenue) and $187.8 million (28.8% of revenue) for the second quarter and first half of 2002, respectively, compared to the second quarter and first half of 2001 of $96.6 million (31.8% of revenue excluding goodwill amortization) and $177.6 million (30.7% of revenue and excluding goodwill amortization). The decline in gross profit dollars for the second quarter of 2002 was due to lower margins on the Company’s service business directly related to lower worldwide drilling activity. This was slightly offset by greater margins on the Company’s Drilling Equipment business due primarily to a greater volume of unit shipments and a positive shift in product mix. Gross profit percents declined due to a change in revenue mix as the Company’s higher margin services business was adversely impacted by lower activity and offset by greater revenue from the Company’s lower margin capital equipment business.

Selling, General, and Administrative Costs.    Selling, general, and administrative costs were $38.4 million and $76.4 million in the second quarter and first half of 2002, compared to $40.1 million and $72.1 million for the same periods of 2001. Costs were higher in the first six months of 2002 compared to 2001 due to the acquisitions completed in 2001 and the first six months of 2002. Selling, general, and administrative costs were lower for the quarter due to greater bonus costs incurred in the second quarter of 2001 compared to 2002.

Research and Engineering Costs.    Research and engineering costs were $14.5 million and $27.2 million for the second quarter and first half of 2002, representing increases of $3.1 million and $6.0 million over the same periods of 2001. The increases were mainly due to greater costs in the Drilling Equipment sales segment in connection with the fulfillment of orders placed in 2001. In addition, certain Coiled Tubing & Wireline Products acquisitions completed in 2001 also contributed to the increases.

Merger, Transaction, and Litigation Costs.    Merger, transaction, and litigation costs were $2.8 million and $16.5 million for the first half of 2002 and 2001, respectively. The costs incurred in 2002 were related to severance costs resulting from early termination of employment agreements for several senior executives arising out of the May 2000 merger between Varco and Tuboscope. During the first half of 2001, the Company engaged in a court ordered mediation and as a result recorded a $16.5 million charge concerning a patent litigation matter, which has subsequently been settled.

Operating Profit.    Operating profit was $42.6 million and $81.4 million for the three and six months ended June 30, 2002, respectively, compared to $25.9 and $62.6 million for the same periods of 2001. The increases in operating profit were due to the factors discussed above.

Interest Expense.    Interest expense was $6.0 million and $12.1 million for the three and six months ended June 30, 2002 compared to $5.5 million and $9.3 million for the three and six months ended June 30, 2001. The increases in interest expense were due to the greater average outstanding debt balances as a result of the $200.0 million Senior Notes issued in the second quarter of 2001.

Other Expense (Income).    Other expense includes interest income, foreign exchange, and other expense (income). Net other expense was $3.5 million and $5.8 million for the three and six months ended June 30, 2002 compared to $0.6 million and $1.6 million for the same periods of 2001. The increase in other expense in the second quarter and first half of 2002 was primarily due to greater foreign exchange losses in the second quarter of 2002 in Europe due to the weakening U.S. dollar against the euro dollar and UK pound sterling, and first quarter 2002 foreign exchange losses in Argentina as a result of the devaluation of the Argentina peso in the first quarter of 2002.

Provision for Income Taxes.    The Company’s effective tax rate for the second quarter and first half of 2002 was 37% compared to 41% and 40% for the second quarter and first half of 2001. These rates are higher than the domestic rate of 35%, due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization and foreign earnings subject to tax rates differing from domestic rates. The rates improved in 2002 compared to 2001 due to 2001 results including goodwill amortization and 2002 having no goodwill amortization.

Net Income.    Net income for the second quarter and first half of 2002 was $20.9 million and $40.0 million, respectively. The improvement in 2002 was due to the factors discussed above.

Financial Condition and Liquidity

June 30, 2002

For the six months ending June 30, 2002, cash provided by operating activities was $25.3 million compared to $10.0 million for the six months ended June 30, 2001. Cash was provided by operations in 2002 through net income of $40.0 million, non-cash charges of $35.1 million, and a decrease in accounts receivable of $12.9 million. These items were partially offset by an increase in inventory of $24.6 million, a decrease in accounts payable and accrued liabilities of $29.6 million, and a decrease in income taxes payable of $10.2 million. Accounts receivable decreased $12.9 million during the first six months of 2002 due to lower revenue (down $26.4 million) in the second quarter of 2002 compared to the fourth quarter of 2001. The increase in inventory was related primarily to the construction of equipment for sales related to Drilling Equipment Sales and Mill operations. The decrease in accounts payable and accrued liabilities was related to employee incentive bonus payments made in the first half of 2002 and lower accounts payable related to a slower services market. Income taxes payable were down due to first half 2002 tax payments.

For the six months ended June 30, 2002, the Company used $38.9 million for investing activities compared to $119.8 million for the same period of 2001. The Company used $10.2 million to acquire two separate businesses and a technology license in the first six months of 2002 (see Note 2 of Notes to Unaudited Consolidated Financial Statements). Capital spending of $25.9 million was primarily related to a thermal desorption unit for rental, Top Drive rental units, additional equipment for the Company’s Solids Control operations and construction of a coating plant in the Far East. In July 2002, the Company entered into a definitive purchase agreement with ICO Inc. to acquire substantially all of ICO’s oilfield services business for approximately $136.7 million plus the assumption of trade payables and certain other accrued operating expenses. It is anticipated that, upon regulatory approvals, the Company will fund this transaction through a combination of cash and its revolver.

For the six months ended June 30, 2002, the Company generated $1.1 million of cash from financing activities. The cash generated included $6.6 million of proceeds from the sale of stock less principal debt payments of $5.5 million.

At June 30, 2002, the Company had cash and cash equivalents of $44.9 million, and current and long-term debt of $319.4 million. At December 31, 2001, the Company had cash and cash equivalents of $57.5 million and current and long-term debt of $322.6 million. The Company’s outstanding debt at June 30, 2002 consisted of $201.4 million of 7 ¼% Senior Notes due 2011, $99.2 million of 7 ½% Senior notes due 2008 and other debt of $18.8 million.

On January 30, 2002, the Company entered into a new credit agreement with a syndicate of banks that provided up to $125 million of funds under a new revolving credit facility. In addition, the Company also obtained a bilateral letter of credit facility that provided up to $5.0 million of funds. At June 30, 2002, there were $124.5 million of funds available under the revolving credit facility and $3.5 million of funds available under the bilateral letter of credit facility with $0.5 million and $1.5 million being used for letters of credit, under the revolving credit facility and bilateral letter of credit facility, respectively.

The Company believes that its June 30, 2002 cash and cash equivalents, its credit facility and cash flow from continuing operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, general economic and political conditions, risks associated with growth through acquisitions and other factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 under the caption “Factors Affecting Future Operating Results.” In addition, the Company’s backlog is based upon anticipated revenues from customer orders that the Company believes are firm. In accordance with industry practice, orders or commitments to purchase the Company’s products generally can be cancelled by customers at any time. In addition, orders and commitments are sometimes modified before or during manufacturing of the products. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

Item 3.    Quantitative & Qualitative Disclosure About Market Risk

The Company does not believe it has a material exposure to market risk. The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. As of June 30, 2002, the Company had no interest rate swap agreements outstanding. At June 30, 2002, the Company had $319.4 million of outstanding debt. Fixed rate debt included $201.4 million of the 2011 Notes at a fixed interest rate of 7¼% and $99.2 million of the 2008 Notes at a fixed interest rate of 7½%. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company’s policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at June 30, 2002. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held May 16, 2002 for the following reasons:

1.  Proposal One: The election of the members of the Company’s Board of Directors.

Name	For	Withhold
George Boyadjieff	71,867,535	16,791,931
John F. Lauletta	71,875,433	16,784,033
George S. Dotson	88,006,840	652,626
Andre R. Horn	88,005,147	654,319
Richard A. Kertson	87,989,942	669,524
Eric L. Mattson	87,997,137	662,329
L.E. Simmons	87,999,214	660,252
Jeffery A. Smisek	87,998,251	661,215
Douglas E. Swanson	88,008,061	651,405
Eugene R. White	87,992,670	666,796
James D. Woods	87,952,870	706,596

2.  Proposal Two: Ratification of the selection of Ernst & Young LLP as the Company’s independent Auditors.

For	Against	Abstain
86,821,451	1,788,902	49,113

Item 6.    Exhibits and reports on Form 8-K

a.  Exhibits

Reference is hereby made to the Exhibit Index commencing on Page 19.

b.  Reports on Form 8-K during the quarter ended June 30, 2002.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARCO INTERNATIONAL, INC. (Registrant)

By:	/s/ JOSEPH C. WINKLER
Joseph C. Winkler Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Date:  August 13, 2002

EXHIBIT INDEX

Exhibit No.	Description	Note No.

2.1
Purchase Agreement dated July 2, 2002, by and among Varco International, Inc.,
Varco L.P., and Varco Coating Ltd., as Buyers, and ICO, Inc. ICO Global Services, Inc., ICO Worldwide, Inc., ICO Worldwide Tubular Services Pte Ltd., The Innovation Company, S.A. de C.V. and ICO Worldwide (UK) Ltd., as Sellers.
(Note 28)

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
(Note 11)

4.8
Indenture, dated as of May 1, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee, relating to $200,000,000 aggregate principal amount of 7 ¼% Senior Notes due 2011; Specimen Certificate of 7 ¼% Senior Notes due 2011 (private notes); Specimen Certificate of 7 ¼% Senior Notes due 2011 (exchange notes)
(Note 26)

10.1
Credit Agreement, dated as of January 30, 2002, among Varco International, Inc., as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative Agent, Bank One, NA, as Syndication Agent, Credit Suisse First Boston, Cayman Islands Branch, as Documentation Agent, and the other Banks a party thereto.
(Note 27)

10.2*	Deferred Compensation Plan dated November 14, 1994; Amendment thereto dated May 11, 1998.	(Note 12)

10.3*	Amended and Restated 1996 Equity Participation Plan.	(Note 1)

10.3.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 27)

10.4*	DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non-Statutory Stock Option Agreement.	(Note 8)

10.5*
Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.
(Note 4)

10.6*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 5)

Exhibit No.	Description	Note No.

10.7*	Varco International, Inc. Supplemental Executive Retirement Plan	(Note 20)

10.7.1*	Amendment to Varco International, Inc. Supplemental Executive Retirement Plan	(Note 22)

10.7.2*	Second Amendment to Varco International, Inc. Supplemental Executive Retirement Plan	(Note 23)

10.8	Lease dated March 7, 1985, as amended	(Note 14)

10.8.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8 hereof	(Note 15)

10.8.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8 hereto	(Note 16)

10.8.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8 hereto	(Note 16)

10.8.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8 hereto	(Note 17)

10.8.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8 hereto	(Note 21)

10.9	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 18)

10.9.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.9 hereto	(Note 21)

10.10*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 19)

10.10.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 24)

10.11*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 21)

10.11.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 23)

10.12*	The Varco International, Inc. Deferred Compensation Plan.	(Note 24)

10.13	Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial Leasing, Inc.	(Note 6)

10.14*	Form of Executive Agreement of certain members of senior management	(Note 13)

10.14.1*	Form of First Amendment to Executive Agreements	(Note 13)

10.15*	Executive Agreement of John F. Lauletta	(Note 13)

10.16*	Executive Agreement of Joseph C. Winkler	(Note 13)

10.17*	Executive Agreement of George Boyadjieff	(Note 25)

10.18*	Executive Agreement of Michael W. Sutherlin	(Note 25)

10.19*	Form of Indemnity Agreement	(Note 13)

*	Management contract, compensation plan or arrangement.

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-31102).

Note 3	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525).

Note 4	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150).

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072).

Note 6	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 7	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-05233).

Note 8	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-05237).

Note 9	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 1996.

Note 10	Incorporated by reference to the Company’s Current Report on 8-K filed on March 19, 1997, as amended by Amendment No. 1 filed on May 7, 1997.

Note 11	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115).

Note 12	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Note 13	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582)

Note 14	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981.

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

Note 16	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

Note 17	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985.

Note 18	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

Note 19	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681.

Note 20	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

Note 21	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 22	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Note 23	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Note 24	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999.

Note 25	Incorporated by reference to Varco’s Annual Report on Form 10-K/A for the year ended December 31, 1999.

Note 26	Incorporated by reference to Varco’s Registration Statement on Form S-4 filed on June 29, 2001 (No. 333-64226).

Note 27	Incorporated by reference to the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2001.

Note 28	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 3, 2002.