Form 10-Q
period 2002-09-30
VARCO INTERNATIONAL INC /DE/
filed 2002-11-08
CIK 860097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

            The Registrant had 96,883,515 shares of common stock outstanding as of November 1, 2002.

VARCO INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

VARCO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,764	$57,499
Accounts receivable, net	332,863	342,036
Inventory, net	267,427	229,678
Deferred tax assets	10,138	6,618
Prepaid expenses and other	28,474	27,374

Total current assets	690,666	663,205

Net property and equipment, net	449,638	400,416
Identified intangibles, net	30,143	30,722
Goodwill, net	415,334	325,135
Other assets, net	11,847	9,632

Total assets	$1,597,628	$1,429,110

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$109,121	$102,559
Accrued liabilities	117,556	102,315
Income taxes payable	13,035	27,652
Current portion of long-term debt and short-term borrowings	7,153	7,077

Total current liabilities	246,865	239,603
Long-term debt	402,603	315,537
Pension liabilities and post-retirement obligations	25,566	25,834
Deferred taxes payable	24,901	18,604
Other liabilities	1,932	1,218

Total liabilities	701,867	600,796

Common stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 98,307,859 shares issued and 96,883,159 shares outstanding at September 30, 2002 (97,402,339 shares issued and 95,977,639 shares outstanding at December 31, 2001)	983	974
Paid in capital	524,775	514,137
Retained earnings	406,252	347,548
Accumulated other comprehensive loss	(20,919)	(19,015)
Less: treasury stock at cost (1,424,700 shares)	(15,330)	(15,330)

Total common stockholders’ equity	895,761	828,314

Total liabilities and equity	$1,597,628	$1,429,110

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands, except per share data)
Revenue	$329,366	$327,472	$981,045	$905,560
Costs and expenses:
Costs of services and products sold	234,222	228,761	698,060	629,236
Goodwill amortization	—	2,636	—	7,807
Selling, general and administration	41,257	37,136	117,629	109,277
Research and engineering costs	14,932	12,605	42,177	33,822
Merger, transaction, and litigation costs	2,369	—	5,198	16,500

Operating profit	36,586	46,334	117,981	108,918
Other expense (income):
Interest expense	6,243	6,133	18,357	15,451
Interest income	(262)	(1,603)	(611)	(1,858)
Other, net	2,399	3,203	8,511	5,065

Income before income taxes	28,206	38,601	91,724	90,260
Provision for income taxes	9,524	13,703	33,020	34,488

Net income	18,682	$24,898	58,704	$55,772

Earnings per common share:
Basic earnings per common share	$0.19	$0.26	$0.61	$0.58

Dilutive earnings per common share	$0.19	$0.26	$0.60	$0.58

Weighted average number of common shares outstanding:
Basic	96,785	95,858	96,531	95,654

Dilutive	97,505	96,569	97,353	96,703

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income	$58,704	$55,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,045	49,847
Other non-cash charges	10,449	7,029
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	26,401	(40,098)
Inventory	(41,626)	(55,855)
Prepaid expenses and other assets	(900)	(8,993)
Accounts payable and accrued liabilities	5,241	10,529
Federal and foreign income taxes payable	(12,700)	14,381

Net cash provided by operating activities	88,614	32,612

Cash flows used for investing activities:
Capital expenditures	(35,689)	(43,312)
Business acquisitions, net of cash acquired	(146,784)	(145,851)
Other	(2,211)	2,403

Net cash used for investing activities	(184,684)	(186,760)

Cash flows provided by financing activities:
Borrowings under financing agreements	90,018	303,981
Principal payments under financing agreements	(8,596)	(131,929)
Proceeds from sale of common stock, net	8,913	10,047

Net cash provided by financing activities	90,335	182,099

Net increase (decrease) in cash and cash equivalents	(5,735)	27,951
Cash and cash equivalents:
Beginning of period	57,499	12,176

End of period	$51,764	$40,127

Supplemental disclosure of cash flow information:
Cash paid during the nine month period for:
Interest	$16,640	$11,476

Taxes	$44,630	$22,620

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.
Notes to Unaudited Consolidated Financial Statements
For the Nine Months Ended September 30, 2002 and 2001
and as of December 31, 2001

1.	Organization and Basis of Presentation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of  Varco International, Inc. (the “Company”) and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations.  The unaudited consolidated financial statements included in this report reflect all the adjustments, consisting of normal recurring accruals, and accruals associated with the Varco Merger and ICO acquisition, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

The financial statements included in this report should be read in conjunction with the Company’s 2001 audited consolidated financial statements and accompanying notes included in the Company’s 2001 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.

2.	Acquisitions

The Company completed two acquisitions of a business, one asset purchase, one equity investment, and one technology license acquisition in the nine months ended September 30, 2002.  The combined purchase price for these acquisitions was approximately $148,084,000 including cash paid of $146,784,000 and notes issued of $1,300,000.

On September 6, 2002, the Company acquired substantially all of ICO Inc.’s oilfield services business for approximately $135,920,000, plus the assumption of trade payables and certain other accrued operating expenses.  The acquisition of ICO’s oilfield services business further solidified the Company’s worldwide leadership position in the oilfield inspection and coating markets.  The combination of the Company’s and ICO’s business is expected to create operating efficiencies and reduce costs through operational integration.  ICO’s oilfield services business provides inspection, coating and reconditioning of drill pipe, tubing, casing and sucker rods used in oil and gas operations. Additionally, it sells and rents equipment and supplies used in the inspection of tubular goods and sucker rods.   Under the purchase agreement, the Company acquired the assets of ICO’s oilfield services business in the U.S., Mexico, Southeast Asia and Europe and the stock of ICO’s Canadian operating subsidiary. The final purchase price is subject to an adjustment for working capital changes in the business, and debt and cash levels of the acquired Canadian subsidiary.   The Company incurred transaction costs of approximately $2,369,000 related primarily to the write off of duplicate facilities as a result of the ICO acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the ICO acquisition (in thousands):

Cash paid (net)	$134,816
Assets acquired:
Accounts receivable	(18,271)
Inventory	(3,950)
Property & equipment	(46,888)
Other assets	(524)
Liabilities assumed:
Accounts payable	4,164
Accrued liabilities	10,888
Debt	3,556

Excess purchase price over fair value of assets acquired	$83,791

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if ICO had been acquired at the beginning of 2001.  The pro forma information includes certain adjustments which give effect to interest expense on acquisition debt and other adjustments, together with related income tax effects.  The following pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected at the beginning of 2001 (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenue	$343,590	$361,232	$1,053,768	$1,002,552
Net income	$19,780	$25,716	$60,700	$59,883
Dilutive earnings per common share	$0.20	$0.27	$0.62	$0.62

The results from the acquired ICO operations have been included in the period ending September 30, 2002 results of operations since the September 6, 2002 acquisition date.

3.	Inventory

At September 30, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$83,192	$89,477
Work in process	71,083	56,785
Finished goods	157,198	127,659
Inventory reserves	(44,046)	(44,243)

Inventory, net	$267,427	$229,678

4.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Comprehensive income (loss):
Net income	$18,682	$24,898	$58,704	$55,772
Cumulative translation adjustment	114	3,033	(1,069)	841
Unrealized loss on securities	(835)	—	(835)	—

Total comprehensive income	$17,961	$27,931	$56,800	$56,613

On September 26, 2002, the Company entered into a treasury rate-lock agreement in order to mitigate the Company’s interest rate risk associated with the anticipated borrowing of fixed rate debt in the fourth quarter of 2002.  As this agreement qualifies for cash flow hedge accounting treatment under SFAS 133, changes in the fair market value of the agreement are recorded as an asset or liability on the balance sheet and in Accumulated Other Comprehensive Income.  The fair market value of the treasury rate-lock agreement at September 30, 2002 was a liability of $835,000.  The counter party to the treasury rate-lock agreement is a major financial institution and non-performance is not anticipated.

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

Summarized unaudited information for the Company’s reportable segments is contained in the following table.  Other operating profit (loss) includes corporate expenses and certain goodwill and identified intangible amortization not allocated to product lines.  Operating profit excludes merger, transaction and litigation costs of  $2,369,000 and $5,198,000 in the three and nine months ended September 30, 2002 and  $16,500,000 in the nine months ended September 30,  2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Revenue:
Drilling Equipment Sales	$118,525	$101,617	$366,177	$259,104
Tubular Services	91,339	89,332	242,772	266,135
Drilling Services	66,782	83,479	207,196	238,241
Coiled Tubing & Wireline Products	52,720	53,044	164,900	142,080

Total	$329,366	$327,472	$981,045	$905,560

Operating Profit:
Drilling Equipment Sales	$16,991	$10,263	$55,437	$22,080
Tubular Services	15,304	17,466	36,792	53,019
Drilling Services	11,626	18,259	38,415	54,292
Coiled Tubing & Wireline Products	9,182	12,211	30,926	32,261
Other	(14,148)	(11,865)	(38,391)	(36,234)

Total	$38,955	$46,334	$123,179	$125,418

6.	Unaudited Condensed Consolidating Financial Information

On January 30, 2002, the Company entered into a new credit agreement with a syndicate of banks that provided up to $125.0 million of funds under a revolving credit facility.  The agreement was amended in the third quarter 2002 to increase the available funds to $150.0 million.  The facility expires on January 30, 2005.  The facility is secured by guarantees of material U.S. subsidiaries.  The interest rate on the borrowed portion of the revolver is based on the Company’s rating by S&P and Moody’s which at the time of the agreement resulted in an interest rate of LIBOR + 0.625% or the prime rate.  Depending on the Company’s ratings, the interest rate could range from LIBOR + 0.50% to LIBOR + 1.375%.  Commitment fees range from 0.1% to 0.25% depending on the Company’s rating.

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

On February 25, 1998, the Company issued $100 million of 7 1/2% Senior Notes due 2008 (“2008 Notes”). The 2008 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-

owned subsidiaries of the Company.  Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the credit agreement and the 2011 Notes, and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

The following condensed consolidating balance sheet as of September 30, 2002 and related condensed consolidating statements of income and cash flows for the nine months ended  September  30, 2002 should be read in conjunction with the notes to these unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.
Notes to Unaudited Consolidated Financial Statements (cont’d)

6.	Unaudited Condensed Consolidating Financial Information (cont’d) Balance Sheet

	September 30, 2002 (in thousands)

	Varco International Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,109	$17,667	$25,988	$—	$51,764
Accounts receivable, net	271,646	530,049	502,390	(971,222)	332,863
Inventory, net	—	179,266	88,161	—	267,427
Other current assets	—	27,822	10,790	—	38,612

Total current assets	279,755	754,804	627,329	(971,222)	690,666
Investment in subsidiaries	1,143,488	503,104	—	(1,646,592)	—
Property and equipment, net	—	304,964	144,674	—	449,638
Identified intangibles, net	—	28,851	1,292	—	30,143
Goodwill, net	—	276,315	139,019	—	415,334
Other assets, net	4,846	3,679	3,322	—	11,847

Total assets	$1,428,089	$1,871,717	$915,636	$(2,617,814)	$1,597,628

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$118,845	$646,969	$314,529	$(971,222)	$109,121
Accrued liabilities	7,234	52,093	58,229	—	117,556
Income taxes payable	—	1,619	11,416	—	13,035
Current portion of long-term debt	—	2,365	4,788	—	7,153

Total current liabilities	126,079	703,046	388,962	(971,222)	246,865
Long-term debt	390,629	6,769	5,205	—	402,603
Pension liabilities	15,620	1,419	8,527	—	25,566
Deferred taxes payable	—	16,995	7,906	—	24,901
Other liabilities	—	—	1,932	—	1,932

Total liabilities	532,328	728,229	512,532	(971,222)	701,867
Common stockholders’ equity:
Common stock	983	—	—	—	983
Paid in capital	524,775	662,848	250,995	(913,843)	524,775
Retained earnings	406,252	480,640	273,028	(753,668)	406,252
Accumulated other comprehensive loss	(20,919)	—	(20,919)	20,919	(20,919)
Treasury Stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	$895,761	$1,143,488	$503,104	$(1,646,592)	$895,761

Total liabilities and equity	$1,428,089	$1,871,717	$915,636	$(2,617,814)	$1,597,628

VARCO INTERNATIONAL, INC.
Notes to Unaudited Consolidated Financial Statements (cont’d)

6.	Unaudited Condensed Consolidating Financial Information (cont’d) Statement of Income

	Nine Months Ended September 30, 2002 (in thousands)

	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$707,403	$405,727	$(132,085)	$981,045
Operating costs	(940)	660,369	335,720	(132,085)	863,064

Operating profit	940	47,034	70,007	—	117,981
Other expense	951	382	6,567	—	7,900
Interest expense	16,776	520	1,061	—	18,357

Income (loss) before taxes	(16,787)	46,132	62,379	—	91,724
Provision for taxes	—	12,459	20,561	—	33,020
Equity in net income of subsidiaries	75,491	41,818	—	(117,309)	—

Net income	$58,704	$75,491	$41,818	$(117,309)	$58,704

VARCO INTERNATIONAL, INC.
Notes to Unaudited Consolidated Financial Statements (cont’d)

6.	Unaudited Condensed Consolidating Financial Information (cont’d) Statement of Cash Flows

	Nine Months Ended September 30, 2002 (in thousands)

	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$(96,353)	$149,438	$35,529	$—	$88,614
Net cash used for investing activities:
Capital expenditures	—	(22,381)	(13,308)	—	(35,689)
Business acquisitions, net of cash acquired	—	(133,088)	(13,696)	—	(146,784)
Other	—	—	(2,211)	—	(2,211)

Net cash used for investing activities	—	(155,469)	(29,215)	—	(184,684)
Cash flows provided by (used for) financing activities:
Net payments under financing agreements	89,987	(1,439)	(7,126)	—	81,422
Net proceeds from sale of common stock	8,913	—	—	—	8,913

Net cash provided by (used for) financing activities	98,900	(1,439)	(7,126)	—	90,335

Net increase (decrease) in cash and cash equivalents	2,547	(7,470)	(812)	—	(5,735)
Beginning of period	5,562	25,137	26,800	—	57,499

End of period	$8,109	$17,667	$25,988	$—	$51,764

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

The Company adopted SFAS 142 in the first quarter of 2002.  If SFAS 142 had been adopted in the first quarter 2001, net income and dilutive earnings per share would have been $27,534,000 and $0.29 and $63,579,000 and $0.66 for the three and nine months ended September 30, 2001.  The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that the results of these tests has no material impact on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No 143, “Accounting for Asset Retirement Obligations,” (SFAS 143).  SFAS 143 requires a company to recognize a liability associated with a legal obligation to retire or remove any tangible long-lived assets.  SFAS 143 is effective beginning in 2003 and the Company is currently evaluating if it will have a material impact on its financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). This new statement supercedes FASB statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), however, it retains the fundamental provisions of long-lived assets to be “held and  used.”  SFAS 144 provides implementation guidelines and was effective for the Company beginning in 2002.  SFAS 144 did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146,  “Accounting for Costs Associated with Exit or Disposal Activities  “(SFAS 146) which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred  in a Restructuring).”  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  If the Company had early adopted statement SFAS 146, it would not have affected the Company’s accounting for restructuring activities which occurred in the third quarter of 2002.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

General Operating Environment

The worldwide and North America quarterly average rig count declined 21% (from 2,318 to 1,822) and  29% (from 1,561 to 1,104 rigs) in the third quarter of 2002 compared to the third quarter of 2001 while the average per barrel price of West Texas Intermediate Crude increased 6% (from $26.62 to $28.32) and natural gas prices increased 16% (from $2.76 mbtu to $3.19 mbtu).  Despite the decline in rig activity, third quarter 2002 revenue increased slightly by $1.9 million (1%) over the third quarter of 2001 primarily due to an increase in the Company’s Drilling Equipment Sales revenue as the result of capital equipment shipments in the third quarter of 2002 which were related primarily to orders received in 2001, and seven business acquisitions made in the fourth quarter of 2001 and the first nine months of 2002.  The largest acquisition was the oilfield services business of ICO, which was completed on September 6, 2002.  The increase in the Company’s Drilling Equipment Sales revenue and increased revenue from acquisitions offset the decline in revenue related to the Company’s services businesses which were adversely impacted by the recent downturn in oil and gas drilling activity.  Excluding the impact from the ICO acquisition, the Company’s Tubular Services revenue declined 10% in the third quarter of 2002 compared to the same quarter of 2001, while Drilling Services revenue declined 20%.  U.S. and Canada rig activity was at 854 and 255, respectively, at November 1, 2002, compared to the third quarter 2002 average of 853 and 251, respectively, and the fourth quarter 2001 averages of 1,004 and 278, in the U.S. and Canada, respectively.  The relatively low rig activity is expected to continue to have a negative impact on the Company’s services business results in 2002 compared to 2001.

The following graph details U.S., Canada, and International rig activity, West Texas Intermediate Oil and natural gas prices for the past two years on a quarterly basis:

Results of Operations

Three and Nine Months Ended September 30, 2002 and 2001

Revenue.  Revenue was $329.4 million and $981.0 million for the third quarter and first nine months of 2002, an increase of $1.9 million (or 1%) and $75.5 million (8%) compared to the third quarter and first nine months of 2001, respectively.  The increase was due primarily to an increase in revenue from Drilling Equipment Sales due to the shipment of capital equipment ordered during 2001 and the Company’s 20 acquisitions in 2001 and the first nine months of 2002.   These increases were offset by lower revenue from the Company’s service business as a result of the decrease in drilling activity discussed above.  The following table summarizes revenue by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue:
Drilling Equipment Sales	$118,525	$101,617	$366,177	$259,104
Tubular Services	91,339	89,332	242,772	266,135
Drilling Services	66,782	83,479	207,196	238,241
Coiled Tubing & Wireline Products	52,720	53,044	164,900	142,080

Total	$329,366	$327,472	$981,045	$905,560

Drilling Equipment Sales revenue was $118.5 million and $366.2 million for the three and nine months ended September 30, 2002, representing increases of $16.9 million (17%) and $107.1 million (41%) compared to the same periods of 2001.  New orders for the three months ended September 30, 2002 were $158.8 million compared to $164.9 million for the same period of 2001, while backlog at September 30, 2002 was $235.1 million compared to $274.3 million at September 30, 2001.  Sequentially, backlog increased by $40.3 million at September 30, 2002 compared to June 30, 2002.  The increase in revenue was the result of the delivery of several large drilling equipment units in the third quarter of 2002 that were ordered in 2001.

Tubular Services revenue was $91.3 million and $242.8 million for the third quarter and first nine months of 2002, representing an increase of $2.0 million (2%) and a decrease of $23.4 million (9%) compared to the three and nine months ending September 30, 2001.  The third quarter 2002 increase was due primarily to the acquisition of ICO’s Oilfield Services business on September 6, 2002.  Excluding revenue from this acquisition, the Company’s tubular services revenue would have decreased  by $5.1 million (6%)  and $30.5 million (11%)  in the third quarter and first nine months of 2002 compared to the same periods of 2001.  The decline in revenue was primarily due to the slower U.S. drilling activity, further hampered by inclement weather in the Gulf of Mexico, as US inspection and coating revenue declined $4.8 million in the third quarter of 2002 compared to the third quarter of 2001.  In addition, the sale of the Company’s fiberglass tubular goods was down $2.6 million in the third quarter of 2002 compared to the third quarter of 2001.  Pipeline inspection revenue increased $1.5 million in the third quarter of 2002 over the third quarter of 2001, slightly offsetting these declines.

Drilling Services revenue was $66.8 million and $207.2 million for the three and nine months ending September 30, 2002, representing decreases of $16.7 million (20%) and $31.0 million (13%) compared to the same periods of 2001.  The decreases in revenue were due to the decline in North America and worldwide drilling activity and in particular, to a decline in solids control revenue primarily in the North America and Latin America rental and services business in the third quarter of 2002 compared to the third quarter of 2001.   In addition, inclement weather in the third quarter of 2002 in the Gulf of Mexico also contributed to the decline in Drilling Services revenue.

Coiled Tubing and Wireline Products revenue was $52.7 million and $164.9 million for the third quarter and first nine months of 2002, a decrease of $0.3 million compared to third quarter of 2001 and an increase $22.8 million (16%) compared to the first nine months of 2001.  The increase for the first nine months of 2002 was due primarily to the Company’s acquisitions of Bradon Industries Ltd. in Canada, Albin’s Enterprises in Oklahoma, and Elmar Services Ltd. in the UK in 2001.  Backlog for this segment was at $40.9 million at September 30, 2002 compared to $80.0 million at September 30, 2001.  The lower backlog was due to the decline in market activity discussed above.

Gross Profit.  Gross profit was $95.1 million (28.9% of revenue) and $283.0 million (28.8% of revenue) for the third quarter and first nine months of 2002 compared to $98.7 million (30.1% of revenue excluding goodwill amortization) and $276.3 million (30.5% of revenue and excluding goodwill amortization) for the same period of

2001.  The decline in gross profit dollars for the third quarter of 2002 was due to lower margins on the Company’s service business directly related to lower worldwide drilling activity. This was slightly offset by greater margins on the Company’s Drilling Equipment business due primarily to a greater volume of unit shipments and improved margins on units shipped in the third quarter of 2002 compared to 2001.  Gross profit percents declined due to a change in revenue mix as the Company’s higher margin services business was adversely impacted by lower activity and offset by greater revenue from the Company’s lower margin capital equipment business.

Selling, General, and Administrative Costs.  Selling, general, and administrative costs were $41.3 million and $117.6 million in the third quarter and first nine months of 2002, compared to $37.1 million and $109.3 million for the same periods of 2001.  Costs were higher in 2002 compared to 2001 due to the acquisitions completed in 2001 and the first nine months of 2002, and due to higher insurance and medical costs in 2002 compared to 2001.

Research and Engineering Costs.  Research and engineering costs were $14.9 million and $42.2 million for the third quarter and first nine months of 2002, representing increases of $2.3 million and $8.4 million over the same periods of 2001.  The increases were mainly due to greater costs in the Drilling Equipment sales segment in connection with the fulfillment of  orders placed in 2001.  In addition, Coiled Tubing & Wireline Products acquisitions completed in 2001 also contributed to the increases.

Merger, Transaction, and Litigation Costs.  Merger, transaction, and litigation costs were $2.4 million and $5.2 million for the third quarter and first nine months of 2002, respectively, and $16.5 million for the first nine months of 2001.  The third quarter 2002 costs related to transaction costs associated with the acquisition of substantially all of the oilfield services business of ICO (see Note 2 of Notes to Unaudited Consolidated Financial Statements).  During the first quarter of 2002 the Company incurred $2.8 million of severance costs resulting from early termination of employment agreements for several senior executives arising out of the May 2000 merger between Varco and Tuboscope.  During the second quarter of 2001, the Company engaged in a court ordered mediation and as a result recorded a $16.5 million charge concerning a patent litigation matter, which has subsequently been settled.

Operating Profit.  Operating profit was $36.6 million and $118.0 million for the three and nine months ended September 30, 2002, respectively, compared to $46.3 and $108.9 million for the same periods of 2001.  The changes in operating profit were due to the factors discussed above.

Interest Expense.  Interest expense was $6.2 million and $18.4 million for the three and nine months ended September 30, 2002 compared to $6.1 million and $15.5 million for the three and nine months ended September 30, 2001.  The increases in interest expense were due to the greater average outstanding debt balances as a result of the $200.0 million Senior Notes issued in the second quarter of 2001 and additional debt used to fund the acquisition of substantially all of the oilfield services business of ICO.

Other Expense (Income).  Other expense consists of interest income, foreign exchange, and other expense (income).  Net other expense was $2.1 million and $7.9 million for the three and nine months ended September 30, 2002 compared to $1.6 million and $3.2 million for the same periods of 2001.  The increase in other expense in the third quarter and first nine months of 2002 was primarily due to greater foreign exchange losses.  The losses occurred in the third quarter of 2002 due to foreign exchange losses in Venezuela,  the second quarter of 2002 due to the weakening U.S. dollar against the euro dollar and UK pound sterling, and the first quarter 2002 due to foreign exchange losses in Argentina as a result of the devaluation of the Argentina peso in the first quarter of 2002.

Provision for Income Taxes.  The Company’s effective tax rate for the third quarter and first nine months of 2002 was 34% and 36%, respectively, compared to 35% and 38% for the same periods in 2001.  These year-to-date rates are higher than the domestic rate of 35%, due to charges not allowed under domestic and foreign jurisdictions related to goodwill amortization, foreign earnings subject to tax rates differing from

domestic rates and other nondeductible expenses.   The rate improvement in 2002, compared to 2001, is primarily due to no goodwill amortization for 2002 as a result of SFAS 142 and the maximization of the Foreign Sales Corporation benefit determined upon the completion of the 2001 domestic tax return.

Net Income.  Net income for the third quarter and first nine months of 2002 was $18.7 million and $58.7 million, respectively, compared to $24.9 million and $55.8 million for the same periods of 2001.  The changes in 2002 results compared to 2001 were due to the factors discussed above.

Financial Condition and Liquidity

September 30, 2002

For the nine months ending September 30, 2002, cash provided by operating activities were $88.6 million compared to $32.6 million for the nine months ended September 30, 2001.  Cash was provided by operations in 2002 through net income of $58.7 million plus non-cash charges of $53.5 million, a decrease in accounts receivable of $26.4 million, and an increase in accounts payable and accrued liabilities of $5.2 million.  These items were partially offset by an increase in inventory of $41.6 million and a decrease in income taxes payable of $12.7 million.  Accounts receivable decreased $26.4 million during the first nine months of 2002 due to lower revenue (down $32.9 million) in the third quarter of 2002 compared to the fourth quarter of 2001.  The increase in accounts payable and accrued liabilities was related to greater accruals associated with worker’s compensation, environmental, and warranty liabilities.  The increase in inventory was related primarily to the construction of equipment for sales related to Drilling Equipment Sales.  Income taxes payable were down due to tax payments in the first nine months of 2002.

For the nine months ended September 30, 2002, the Company used $184.7 million for investing activities compared to $186.8 million for the same period of 2001.  The Company used $146.8 million to acquire three separate businesses and a technology license in the first nine months of 2002 (see Note 2 of Notes to Unaudited Consolidated Financial Statements), the majority of which related to the $135.9 million acquisition of substantially all of ICO’s oilfield services business.  Capital spending of $35.7 million was primarily related to rental equipment for the Company’s Solids Control and Top Drive businesses, and the construction of a coating plant in the Far East.

For the nine months ended September 30, 2002, the Company generated $90.3 million of cash from financing activities.  The cash generated was primarily related to net borrowings of $81.4 million.  In addition, $8.9 million of cash was generated from the sale of stock.

At September 30, 2002, the Company had cash and cash equivalents of $51.8 million, and current and long-term debt of $409.8 million.  At December 31, 2001, the Company had cash and cash equivalents of $57.5 million and current and long-term debt of $322.6 million.  The Company’s outstanding debt at September 30, 2002 consisted of $201.4 million of 7 ¼ % Senior Notes due 2011, $99.2 million of 7 ½% Senior notes due 2008, $90.0 million under the revolving credit facility and other debt of $19.2 million.  The increase in debt in the first nine months of 2002 was related to the financing of the $136.0 million purchase price for the ICO oilfield services business.

On January 30, 2002, the Company entered into a new credit agreement with a syndicate of banks that provided up to $125 million of funds under a new revolving credit facility.  In addition, the Company also obtained a  bilateral letter of credit facility that provided up to $5.0 million of funds.  The agreement was amended in the third quarter of 2002 to increase the available funds to $150.0 million.  At September 30, 2002, there were  $57.3 million of funds available under the revolving credit facility and $3.3 million of funds available under the bilateral letter of credit facility with $2.7 million and $1.7 million being used for letters of credit,  under the revolving credit facility and bilateral letter of credit facility, respectively.

The Company believes that its September 30, 2002 cash and cash equivalents, its credit facility and cash flow from continuing operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

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

Item 3.  Quantitative & Qualitative Disclosure About Market Risk

The Company does not believe it has a material exposure to market risk.  The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio.  As of September 30, 2002, the Company had no interest rate swap agreements outstanding. At September 30, 2002, the Company had $409.8 million of outstanding debt.  Fixed rate debt included $201.4 million of the 2011 Notes at a fixed interest rate of 7¼% and $99.2 million of the 2008 Notes at a fixed interest rate of 7 ½%.  With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations.  When natural hedges are not sufficient, generally it is the Company’s policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk.  The Company had no forward foreign exchange contracts outstanding at September 30, 2002.  The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

On September 26, 2002, the Company entered into a treasury rate-lock agreement in order to mitigate the Company’s interest rate risk associated with the anticipated borrowing of fixed rate debt in the fourth quarter of 2002. As this agreement qualifies for cash flow hedge accounting treatment under SFAS 133, changes in the fair market value of the agreement are recorded as an asset or liability on the balance sheet and in Accumulated Other Comprehensive Income.  The fair market value of the treasury rate-lock agreement at September 30, 2002 was a liability of $835,000.  The counter party to the treasury rate-lock agreement is a major financial institution and non-performance is not anticipated.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II – OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

             a.     Exhibits

                     Reference is hereby made to the Exhibit Index commencing on Page 24.

             b.     Reports on Form 8-K during the quarter ended September 30, 2002:

1.	Current Report on Form 8-K filed with the SEC on July 3, 2002, reporting the Company’s agreement to purchase substantially all of the oilfield services business of ICO, Inc.
2.	Current Report on Form 8-K filed with the SEC on August 13, 2002, containing the required certifications pursuant to Section 21(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
3.	Current Report on Form 8-K filed with the SEC on September 13, 2002, reporting the Company’s acquisition of substantially all of the oilfield services business of ICO, Inc.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARCO INTERNATIONAL, INC.

(Registrant)

Date: November 8, 2002	/s/ JOSEPH C. WINKLER

Joseph C. Winkler Executive Vice President, and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

CERTIFICATIONS

I, George Boyadjieff, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Varco International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/ GEORGE BOYADJIEFF

George Boyadjieff Chairman of the Board and Chief Executive Officer

I, Joseph C. Winkler, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Varco International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/ JOSEPH C. WINKLER

Joseph C. Winkler Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Note No.

2.1

Purchase Agreement dated July 2, 2002, by and among Varco International, Inc. Varco L.P., and Varco Coating Ltd., as Buyers, and ICO, Inc. ICO Global Services, Inc., ICO Worldwide, Inc., ICO Worldwide Tubular Services Pte Ltd., The Innovation Company, S.A. de C.V. and ICO Worldwide (UK) Ltd., as Sellers.

(Note 26)

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

(Note 1)

4.2	Registration Rights Agreement dated May 13, 1988 among the Company, Brentwood Associates, Hub Associates IV, L.P. and the investors listed therein.	(Note 2)

4.3	Purchase Agreement dated as of October 1, 1991 between the Company and Baker Hughes Incorporated regarding certain registration rights.	(Note 3)

4.4	Registration Rights Agreement dated April 24, 1996 among the Company, SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink Industries Limited.	(Note 8)

4.5	Registration Rights Agreement dated March 7, 1997 among the Company and certain stockholders of Fiber Glass Systems, Inc.	(Note 9)

4.6

Indenture, dated as of February 25, 1998, between the Company, the Guarantors named therein and The Bank of New York Trust Company of Florida as trustee, relating to $100,000,000 aggregate principal amount of 7 ½% Senior Notes due 2008; Specimen Certificate of 7 ½% Senior Notes due 2008 (private notes); and Specimen Certificate of 7 ½% Senior Notes due 2008 (exchange notes).

(Note 10)

4.8

Indenture, dated as of May 1, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee, relating to $200,000,000 aggregate principal amount of 7 ¼% Senior Notes due 2011; Specimen Certificate of 7 ¼%  Senior Notes due 2011 (private notes); Specimen Certificate of 7 ¼% Senior Notes due 2011 (exchange notes)

(Note 25)

10.1

Credit Agreement, dated as of January 30, 2002, among Varco International, Inc., as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative Agent, Bank One, NA, as Syndication Agent, Credit Suisse First Boston, Cayman Islands Branch, as Documentation Agent, and the other Banks a party thereto.

(Note 27)

10.2*	Tuboscope Inc. Deferred Compensation Plan dated November 14, 1994; Amendment to Tuboscope Inc. Deferred Compensation Plan dated May 11, 1998.	(Note 11)

10.2.1	Amendment to Tuboscope Inc. Deferred Compensation Plan dated August 29, 2002.

10.3*	Amended and Restated 1996 Equity Participation Plan.	(Note 1)

10.3.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.

10.4*	DOS Ltd. 1993 Stock Option Plan; Form of D.O.S. Ltd. Non-Statutory Stock Option Agreement.	(Note 7)

10.5*

Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.

(Note 4)

Exhibit No.	Description	Note No.

10.6*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 5)

10.7*	Varco International, Inc. Supplemental Executive Retirement Plan	(Note 19)

10.7.1*	Amendment to Varco International, Inc. Supplemental Executive Retirement Plan	(Note 21)

10.7.2*	Second Amendment to Varco International, Inc. Supplemental Executive Retirement Plan	(Note 22)

10.8	Lease dated March 7, 1985, as amended	(Note 13)

10.8.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8 hereof	(Note 14)

10.8.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8 hereto	(Note 15)

10.8.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8 hereto	(Note 15)

10.8.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8 hereto	(Note 16)

10.8.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8 hereto	(Note 20)

10.9	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 17)

10.9.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.9 hereto	(Note 20)

10.10*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 18)

10.10.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 23)

10.11*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 20)

10.11.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 22)

10.12*	The Varco International, Inc. Deferred Compensation Plan.	(Note 23)

10.13	Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial Leasing, Inc.	(Note 6)

10.14*	Form of Executive Agreement of certain members of senior management	(Note 12)

10.14.1*	Form of First Amendment to Executive Agreements	(Note 12)

10.15*	Executive Agreement of John F. Lauletta	(Note 12)

10.16*	Executive Agreement of Joseph C. Winkler	(Note 12)

10.17*	Executive Agreement of George Boyadjieff	(Note 24)

10.18*	Executive Agreement of Michael W. Sutherlin	(Note 24)

10.19*	Form of Indemnity Agreement	(Note 12)

Exhibit No.	Description	Note No.

* Management contract, compensation plan or arrangement.

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-31102).

Note 3	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525).

Note 4	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150).

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072).

Note 6	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 7	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-05237).

Note 8	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 1996.

Note 9	Incorporated by reference to the Company’s Current Report on 8-K filed on March 19, 1997, as amended by Amendment No. 1 filed on May 7, 1997.

Note 10	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115).

Note 11	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Note 12	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582).

Note 13	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981.

Note 14	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

Note 16	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985.

Note 17	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

Note 18	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681.

Note 19	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

Note 20	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 21	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Note 22	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Note 23	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999.

Note 24	Incorporated by reference to Varco’s Annual Report on Form 10-K/A for the year ended December 31, 1999.

Note 25	Incorporated by reference to Varco’s Registration Statement on Form S-4 filed on June 29, 2001 (No. 333-64226).

Note 26	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 3, 2002.

Note 27	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.