Form 10-K
period 2002-12-31
VARCO INTERNATIONAL INC /DE/
filed 2003-03-28
CIK 860097

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the registrant’s most recently completed second fiscal quarter, was $1,580,172,443 based on the closing sales price of such stock on such date.

The number of shares outstanding of the registrant’s common stock, as of March 7, 2003, was 97,115,592.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2003 Annual Meeting are incorporated by this reference into Part III, as set forth herein.

ITEM 1.    BUSINESS

General

Varco International, Inc. (“Varco” or the “Company”) is a leading provider of highly engineered drilling and well-servicing equipment, products and services to the world’s oil and gas industry. With operations in over 350 locations in over 40 countries across six continents, the Company manufactures and supplies innovative drilling systems and rig instrumentation; oilfield tubular inspections and internal tubular coating; drill cuttings separation, management and disposal systems and services; and coiled tubing and pressure control equipment for land and offshore drilling and well stimulation operations. The Company also provides in-service pipeline inspections, manufactures high pressure fiberglass and composite tubing, and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. The Company has a long tradition of pioneering many drilling and production innovations which improve the efficiency, safety, cost and environmental impact of petroleum operations.

The Company underwent a significant transformation in May 2000 when Varco International, Inc., a California corporation (“Varco”), merged into Tuboscope Inc. (“Tuboscope”) (the “Merger”). The Merger was accounted for as a pooling of interests, and unless otherwise indicated, the financial, historical and other information included herein is for the combined company. The Company’s common stock is traded on the New York Stock Exchange under the symbol “VRC.” The Company operates through four business groups: Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

The Drilling Equipment Sales group manufactures and sells integrated systems and equipment for rotating and handling pipe on offshore and land drilling rigs, including conventional drilling rig tools and equipment; pipe handling tools; hoisting equipment and rotary equipment; pressure control and motion compensation equipment; derricks and rig substructures; and flow devices. Customers include onshore and offshore drilling contractors, major oil and gas companies, independent producers, national oil companies, and oilfield distributors.

The Tubular Services group provides internal coating products and services, inspection and quality assurance services for oil country tubular goods (collectively, drillpipe, tubing, casing and flowlines). Additionally, this group includes the sale and rental of proprietary equipment used to inspect tubular products at steel mills, and the design, manufacture and sale of corrosion-resistant high pressure fiberglass and composite tubular goods for both oilfield and industrial applications. The Tubular Services group also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores, industrial plant operators and steel mills.

The Drilling Services group sells and rents technical equipment used in, and provides services related to, the separation and management of drill cuttings (solids) from fluids used in the oil and gas drilling process (“Solids Control”). The Drilling Services group also sells and rents data collection and monitoring systems used to manage the drilling process on site (“Rig Instrumentation”). Customers include major oil and gas companies, independent producers, national oil companies and drilling contractors.

The Coiled Tubing & Wireline Products group designs, manufactures, and sells highly-engineered coiled tubing and related equipment, pressure control equipment, coiled tubing pipe, pressure pumping, wireline and other related equipment to companies engaged in providing oil and gas well drilling, completion and remediation services. Customers include major oil and gas coiled tubing service companies, as well as major oil companies and independent producers.

The following table sets forth the contribution to the Company’s total revenues of its four operating groups:

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Drilling Equipment Sales	$486,695	$395,550	$283,360
Tubular Services	355,966	352,624	248,099
Drilling Services	278,617	314,272	250,229
Coiled Tubing & Wireline Products	213,786	205,363	84,927

Total	$1,335,064	$1,267,809	$866,615

The Company’s principal executive offices are located at 2000 West Sam Houston Parkway South, Suite 1700, Houston, Texas 77042, its telephone number is (281) 953-2200, and its Internet web site address is http://www.varco.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, are available free of charge on its Internet website. These reports are posted on its website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (SEC).

The Company has included a glossary of technical terms at the end of Item 1 of this Annual Report.

Influence of Oil and Gas Activity Levels on the Company’s Business

The oil and gas industry in which the Company participates has historically experienced significant volatility. Demand for the Company’s services and products depends primarily upon the general level of activity in the oil and gas industry worldwide, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the volume of production, the number of well completions and the level of well remediation activity. Oil and gas activity is heavily influenced by, among other factors, oil and gas prices worldwide. High levels of drilling and well-remediation activity generally spur demand for the Company’s products and services used to drill and remediate oil and gas wells. Additionally, high levels of oil and gas activity increase cash flows for drilling contractors, well-remediation oilfield service contractors, and manufacturers of oil country tubular goods to reinvest in capital equipment which the Company sells.

Approximately 52% of the Company’s Drilling Equipment Sales business group’s revenues are determined by the capital expenditures of drilling contractors and oil companies on equipment for new drilling rig fabrication or drilling rig refurbishment projects. Capital expenditures are influenced by cashflows these contractors generate from drilling activity, but also by the availability of financing, the outlook for future drilling activity, and other factors. Generally the Company believes the demand for more drilling capital equipment lags increases in the level of drilling activity. Approximately 48% of the Drilling Equipment Sales revenue in 2002 was related to the sale of drilling equipment spare parts and consumables, the provision of equipment-repair services, and the rental of drilling equipment, which the Company believes are generally determined directly by the level of drilling activity.

The majority of the Company’s Tubular Service business group revenues are directly related to the level of demand for oil country tubular goods, which is determined by the level of drilling and well remediation activity (which consume oil country tubular goods). A portion of Tubular Services sales are related to (1) demand for pipeline inspections, which are generally unrelated to drilling or well remediation activity; (2) the sale of fiberglass and composite tubing to industrial customers, which is generally unrelated to drilling or well remediation activity; and (3) the sale of capital equipment inspection to the manufacturers of oil country tubular goods, which is indirectly related to drilling activity, in the Company’s view.

The Company’s Drilling Services business group revenues are closely tied to drilling activity, although a portion of Drilling Services revenues are related to the sale of capital drilling equipment to drilling contractors, which is indirectly related to the level of drilling activity.

The Company’s Coiled Tubing & Wireline Products business group revenues are generally determined from the capital expenditures of well service contractors. These capital expenditures are influenced by the cash flows these contractors generate from well remediation activity, but also by the availability of financing, the outlook for future well remediation activity, and other factors. A portion of the Coiled Tubing & Wireline Products revenues are determined by the demand for spare parts and consumables, the provision of equipment repair services, and the rental of well remediation equipment, which the Company believes are generally determined directly by the level of well remediation activity.

Drilling and well remediation activity can fluctuate significantly in a short period of time. The willingness of oil and gas operators to make capital investments to explore for and produce oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including: the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain oil price stability through voluntary production limits of oil; the level of oil production by non-OPEC countries; supply and demand for oil and natural gas; general economic and political conditions; costs of exploration and production; and the availability of new leases and concessions and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations. The willingness of drilling contractors and well remediation contractors to make capital expenditures for the type of specialized equipment the Company provides is also influenced by numerous factors over which the Company has no control, including: the general level of oil and gas well drilling and well remediation; access to external financing; outlook for future increases in well drilling and well remediation activity; and government regulations regarding, among other things, environmental protection, taxation, and price controls.

Low petroleum prices adversely affected the Company’s business in the second half of 1998 and throughout 1999 as drilling and well remediation activity declined. The Company’s overall revenues grew in 1998, but declined steadily through 1999 and 2000 as the Company completed orders for Drilling Equipment Sales placed in 1997 and early 1998. Strengthening oil and gas prices in late 1999 and 2000 led to recoveries in the Company’s Tubular Services and Drilling Services groups as drilling and well remediation activity rose during the period. Drilling Equipment Sales and Coiled Tubing & Wireline Products revenues began to rise in late 2000 as drilling contractors and well service companies began to invest in new capital equipment following the higher levels of oilfield activity in 2000. Drilling activity began to decline in mid-2001 due to lower oil and gas prices, and remained low in 2002 despite improved oil and gas prices late in 2002. The Company believes that activity did not significantly improve in late 2002 due to uncertainty about the world economy amongst oil and gas companies. As a result, the Company’s Drilling Services and Tubular Services revenue began to decline in late 2001 and remained low in 2002 (although Tubular Services revenues increased slightly from 2001 due to the Company’s acquisitions in this area). The Company’s Coiled Tubing & Wireline Products revenues increased slightly in 2002, mostly due to the effects of acquisitions the Company made in 2001, and Drilling Equipment Sales rose significantly in 2002 as the Company completed orders for Drilling Equipment Sales placed in 2001.

Oil and Gas Well Drilling and Remediation Processes

Oil and gas wells are usually drilled by drilling contractors using a drilling rig. A bit is attached to the end of a drill stem, which is assembled by the drilling rig and its crew from 30-foot joints of drill pipe. Using the conventional rotary drilling method, the drill stem is turned from the rotary table of the drilling rig by torque applied to the kelly, which is screwed into the top of the drill stem.

During drilling, heavy drilling fluids or “drilling muds” are pumped down the drill stem and forced out through jets in the bit. The drilling mud returns to the surface through the hole area surrounding the drill stem, carrying with it the drill cuttings drilled out by the bit. The drill cuttings are removed from the mud by a solids control system (which can include shakers, centrifuges and other specialized equipment) and disposed of in an environmentally sound manner. The solids control system permits the mud to be continuously reused and recirculated back into the hole. Through its Drilling Services business, the Company sells and rents solids control equipment, and provides solids control services. Many operators coat the expensive drill stem to protect it from corrosive fluids sometimes encountered during drilling, and inspect and assess the integrity of the drill pipe from time to time. Through its Tubular Services business, the Company provides drill pipe inspection and coating services.

As the hole depth increases, the kelly must be removed frequently so that additional 30-foot joints of drill pipe can be added to the drill stem. When the bit becomes dull, the entire drill stem is pulled out of the hole and disassembled by disconnecting the joints of drill pipe. These are set aside or “racked,” the old bit is replaced and the drill stem is reassembled and lowered back into the hole (a process called “tripping”). During drilling and tripping operations, joints of drill pipe must be screwed together and tightened (“made up”), and loosened and unscrewed (“spun out”). The Company’s Drilling Equipment Sales business provides drilling systems to manipulate and maneuver the drill pipe in this manner. When the hole has reached certain depths, all of the drill pipe is pulled out of the hole and larger diameter pipe known as casing is lowered into the hole and permanently cemented in place in order to protect against collapse and contamination of the hole. The casing is typically inspected before it is lowered into the hole, a service the Company’s Tubular Services business provides. The Company’s Coiled Tubing & Wireline Products Group manufactures pressure pumping equipment to cement casing in place.

The raising and lowering of the drill stem while drilling or tripping, and the lowering of casing into the wellbore, are accomplished with the rig’s hoisting system. A conventional hoisting system is a block and tackle mechanism that works within the drilling rig’s derrick. The Company’s Drilling Equipment Sales group sells and installs pipe hoisting systems.

During the course of normal drilling operations, the drill stem passes through different geological formations, which exhibit varying pressure characteristics. If not contained, oil, gas and/or water would flow out of these formations to the surface. The two means of containing these pressures are (1) primarily the circulation of drilling muds while drilling and (2) secondarily the use of blowout preventers should the mud prove inadequate and in an emergency situation.

Drilling muds are carefully designed to exhibit certain qualities that optimize the drilling process. In addition to containing formation pressure, they must (i) cool the drill bit, (ii) carry drilled solids to the surface, and (iii) protect the drilled formations from being damaged. Achieving these qualities often requires a formulation specific to a given well and can involve the use of expensive chemicals as well as natural materials. The fluid itself is often oil or expensive synthetics. Given this expense, it is highly desirable to reuse as much of the drilling mud as possible. Solids control equipment—such as shale shakers, centrifuges and mud cleaners accomplish this objective. The Company’s Drilling Services group rents, sells, and services this equipment.

Drilling muds are formulated based on expected drilling conditions. However, as the hole is drilled, the drill stem may encounter a high pressure zone where the mud is inadequate. Should efforts to “weight up” the mud in order to contain such a pressure kick fail, a blowout could result, whereby fluids would flow uncontrolled into the well. To prevent blowouts to the surface of the well, a series of high-pressure valves known as blowout preventers (“BOPs”) are positioned at the top of the well and, when activated, form tight seals that prevent the escape of fluids. When closed, conventional BOPs prevent normal rig operations and are activated only if drilling mud and normal well control procedures cannot safely contain the pressure. BOPs have been designed to contain pressure of up to 15,000 psi. The Company’s Drilling Equipment Sales business sells several types of BOP’s.

The operations of the rig and the condition of the drilling mud are closely monitored by various sensors, which measure operating parameters such as the weight on the rig’s hook, kicks, the operation of the drilling mud pumps, etc. Through its Drilling Services business, the Company sells and rents drilling rig instrumentation packages that perform these measurements.

After the well has reached its total depth and the final section of casing has been set, the drilling rig is moved off of the well and the well is prepared to begin producing oil or gas in a process known as “well completion.” Well completion usually involves installing production tubing concentrically in the casing. Due to the corrosive nature of many produced fluids, production tubing is often inspected and coated, which are services offered by the Company’s Tubular Services business. Sometimes operators choose to use corrosion resistant composite materials (which the Company offers through its Tubular Services business), or corrosion-resistant alloys.

From time to time, a producing well may undergo workover procedures to extend its life and increase its production rate. Workover rigs are used to disassemble the wellhead, tubing and other completion components of an existing well, in order to stimulate or remediate the well. Workover rigs are similar to drilling rigs in their capabilities to handle tubing, but are usually smaller and somewhat less sophisticated. Tubing removed from a well during a well remediation operation is often inspected to determine its suitability to be reused in the well, which is a service the Company’s Tubular Services business provides.

Frequently coiled tubing units or wireline units are used to accomplish certain well remediation operations or well completions. Coiled tubing is a recent advancement in petroleum technology consisting of a continuous length of reeled tubing which can be injected concentrically into the production tubing all the way to the bottom of most wells. It permits many operations to be performed without disassembling the production tubing, and without curtailing the production of the well. Wireline winch units are devices that utilize single-strand or multistrand wires to perform well-remediation operations, such as lowering tools and transmitting data to the surface. Through its Coiled Tubing & Wireline Products business, the Company sells and rents various types of coiled tubing equipment, coiled tubing pipe, wireline equipment and tools.

Drilling Equipment Sales Group

The Company has a long tradition of pioneering innovations in drilling systems which improve the efficiency, safety, and cost of drilling operations. The Drilling Equipment Sales group designs, manufactures and sells a wide variety of top drives, automated pipe racking systems, motion compensation systems, rig controls, BOPs, handling tools, drawworks, risers, rotary tables, and other drilling equipment for both the onshore and offshore markets. Recently the Company successfully expanded its business in the land rig market. The Drilling Equipment Sales group sells directly to drilling contractors, rig fabricators, national oil companies and major and independent oil and gas companies. Demand for its products, several of which are described below, is strongly dependent upon capital spending plans by oil and gas companies and drilling contractors, and the level of oil and gas well drilling activity.

Top Drives.    The Top Drive Drilling System (“TDS”), originally introduced by Varco in 1982, significantly alters the traditional drilling process. The TDS rotates the drill stem from its top, rather than by the rotary table, with a large electric motor affixed to rails installed in the derrick that traverses the length of the derrick to the rig floor. Therefore, the TDS eliminates the use of the conventional rotary table for drilling. Components of the TDS also are used to connect additional joints of drill pipe to the drill stem during drilling operations.

The TDS combines elements of pipe handling tools, as well as hoisting and rotary equipment, into a single system. During drilling operations, the TDS performs functions such as making-up joints of drill pipe, maneuvering joints of drill pipe into position to be added to the drill stem when drilling, and holding and hoisting the entire drill stem. Drilling with a TDS provides several advantages over conventional drilling. It enables drilling with three joints of drill pipe, often reducing by two-thirds the time spent in making connections of drill pipe. In addition, it facilitates “horizontal” and “extended reach” drilling (the practice of drilling wells which deviate substantially from vertical) by providing the ability to rotate the pipe as it is removed from, or placed into, the hole, thus reducing the incidence of pipe sticking. By facilitating extended reach drilling, the TDS increases the area which can be drilled from a given location, such as a fixed platform. Thus, the production from a given reservoir of oil can be increased, and the number of costly fixed platforms required to develop the field can be minimized.

Pipe Racking Systems.    Pipe racking systems are used to handle drill pipe, casing and tubing on a drilling rig. Vertical pipe racking systems move drill pipe and casing between the well and a storage (“racking”) area on the rig floor. Horizontal racking systems are used to handle tubulars while stored horizontally (for example, on the pipe deck of an offshore rig) and transport tubulars up to the rig floor and into a vertical position for use in the drilling process.

Mechanical vertical pipe racking systems greatly reduce the manual effort involved in pipe handling. The Pipe Handling Machine (“PHM”), introduced by Varco in 1985, provides a fully automated mechanism for handling and racking of drill pipe during drilling and tripping operations, spinning and torquing drill pipe, and automatic hoisting and racking of disconnected joints of drill pipe. These functions are integrated via computer controlled sequencing, and operated by a driller in an environmentally secure cabin. The Automated Roughneck is an automated microprocessor-controlled version of the Iron Roughneck, which was originally introduced by Varco in 1976. An Iron Roughneck is an automated device that makes pipe connections on the rig floor and requires less direct involvement of rig floor personnel in potentially dangerous operations.

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

Hoisting systems are used to raise or lower the drill stem while drilling or tripping, and to lower casing into the wellbore. During 1999, Varco introduced its first “Automated Hoisting System” (“AHS”), which uses an AC-powered motor and a braking system that offers very precise control. The AHS automates the repetitive hoisting and drilling operations through the user-friendly, touch-screen Electronic Driller interface. The AHS is smaller and lighter than conventional hoisting systems. The Company received its first order for an AHS in 2000 and delivered the first AHS in 2001.

Blow-out Preventers.    BOPs are devices used to seal the space (“annulus”) between the drill pipe and the borehole to prevent blow-outs (uncontrolled flows of formation fluids and gases to the surface). The Drilling Equipment Sales group manufactures BOPs under the Shaffer brand name. Ram and annular BOPs are back-up devices and are activated only if other techniques for controlling pressure in the wellbore are inadequate. When closed, these devices prevent normal rig operations. Ram BOPs seal the wellbore by hydraulically closing rams (thick heavy blocks of steel) against each other across the wellbore. Specially designed packers seal around specific sizes of pipe in the wellbore, shear pipe in the wellbore or close off an open hole. Annular BOPs seal the wellbore by hydraulically closing a rubber packing unit around the drill pipe or kelly or by sealing against itself if nothing is in the hole. Varco’s Pressure Control While Drilling (“PCWD”) BOP, introduced in 1995, allows operators to drill at pressures up to 2,000 psi without interrupting normal operations, and can act as a normal spherical BOP at pressures up to 5,000 psi.

In 1998 Varco introduced the NXT® ram type BOP which eliminates door bolts, providing significant weight and space savings. Its unique features make subsea operation more efficient through faster ram configuration changes without tripping the BOP stack.

The Company sells conventional BOP control systems under the registered trademark Shaffer®. This control system is hydraulically activated and is used to operate BOPs and associated valves remotely for both land systems and offshore systems. With the recent increase in deep-water drilling depths, traditional hydraulic control systems are inadequate to activate BOPs, which rest on the ocean floor and may be 5,000 feet or more below the surface. In 1997, Varco introduced the IVth Subsea Generation MUX, an electronic control system designed specifically for deep-water applications. In 2001, the Company acquired technology from Maris International related to a continuous circulation device the Company hopes to commercialize.

Motion Compensation Systems.    The Drilling Equipment Sales group sells motion compensation equipment under the registered trademark Shaffer®. Motion compensation equipment stabilizes the bit on the bottom of the hole, increasing drilling effectiveness of floating offshore rigs by compensating for wave and wind action. Tensioners provide continuous axial tension to the marine riser pipe (larger diameter pipe which connects floating drilling rigs to the well on the ocean floor) and guide lines on floating drilling rigs, tension leg platforms and jack-up drilling rigs. In 1996 Varco introduced the Riser Recoil System, which provides a safe disconnect when the floating rig encounters an unanticipated need to leave location.

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

The Drilling Equipment Sales group also manufactures other tools used in various pipe handling functions. Slips are gripping devices which hold pipe or casing in suspension while in the hole. Other products, which include safety clamps, casing bushings and casing bowls, are used to hold and guide drill pipe or casing while in the hole, prevent tool strings from being dropped down the well accidentally, and ensure that the casing is centered in the hole.

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

Service & Spares.    Approximately 48% percent of the sales of the Drilling Equipment Sales group consist of spare and replacement parts, consumables, provision of drilling equipment repair services, and rental of drilling systems. The Company conducts Drilling Equipment Sales manufacturing operations at major facilities in Orange, California; Houston, Texas; Mexicali, Mexico; Great Yarmouth, England; and Etten-Leur, Netherlands. The Drilling Equipment Sales group maintains sales and service offices in most major oilfield markets, either directly or through agents. The Company expanded its market presence in Norway when it acquired its agent, Scana IOS Desco AS, in December 2000, and expanded its drilling equipment repair business through a small acquisition made in early 2003.

The products of the Drilling Equipment Sales group are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development or improved availability and delivery. The group’s primary competitors are National-Oilwell, Inc.; Cooper Cameron Corporation; Hydril Company; Aker Kvaerner AS; Tesco Corporation; Canrig (a division of Nabors Industries); Wirth M&B GmbH; DenCon Oil Tools; Cavins Oil Tools; Cooper Rig; Heartland Rig International; Soilmec (a division of the Trevi Group); Access Oil Tools; and Weatherford International, Inc. Management believes that the principal competitive factors affecting its Drilling Equipment Sales business are performance, quality, reputation, customer service, product availability, availability of spare parts and consumables, breadth of product line and price.

Tubular Services Group

The Company’s Tubular Services Group provides a variety of tubular services to oil and gas producers, drilling contractors, well-remediation contractors, pipeline operators, and tubular manufacturers and distributors. The Tubular Services group provides inspection and reclamation services for drillpipe, casing, production tubing, sucker rods and line pipe at drilling and workover rig locations, at yards owned by its customers, at steel mills and processing facilities manufacturing tubular goods, and at which it owns. The Tubular Services group also provides for the internal coating of tubular goods at 15 coating plants worldwide, including a plant opened in Navasota, Texas in 1998, and a coating plant opened in the Far East in early 2002. The Company also conducts tubular coating operations through licensees in certain locations. Additionally, the Company designs, manufactures and sells high pressure fiberglass and composite tubulars for use in corrosive applications, and provides in-place inspection of oil, gas and product transmission pipelines through its application of instrumented survey tools (“smart pigs”) which it engineers, manufactures and operates.

The Company’s Tubular Services business was increased significantly through its acquisition of substantially all of the assets of the oilfield services business of ICO, Inc., including the stock of its Canadian operating subsidiary, on September 6, 2002. Revenues for the business acquired were approximately $116 million in the trailing twelve months ended June 30, 2002. The ICO oilfield services business provides tubular inspection, coating and reclamation; sucker rod inspection and reclamation; tubular transport and logistics management; and beam pump engine repair. Operations are primarily conducted in North America.

The Company’s customers rely on tubular inspection services to avoid failure of tubing, casing, flowlines, pipelines and drillpipe. Such tubular failures are expensive and in some cases catastrophic. The Company’s customers rely on internal coatings of tubular goods to prolong the useful lives of tubulars and to increase the volumetric throughput of in-service tubular goods. The Company’s customers sometimes use fiberglass or composite tubulars in lieu of conventional steel tubulars, due to the corrosion-resistant properties of fiberglass and other composite materials. Tubular inspection and coating services, are used most frequently in operations in high-temperature, deep, corrosive oil and gas environments. In selecting a provider of tubular inspection and tubular coating services, oil and gas operators consider such factors as reputation, experience, technology of products offered, reliability and price.

Tubular Coating.    The Company develops, manufactures and applies its proprietary tubular coatings, known as Tube-Kote® coatings, to new and used tubulars. Tubular coatings help prevent corrosion of tubulars by providing a tough plastic shield to isolate steel from corrosive oilfield fluids such as CO2, H2S and brine. Delaying or preventing corrosion extends the life of existing tubulars, reduces the frequency of well remediation and reduces expensive interruptions in production for oil and gas producers. In addition, coatings are designed to increase the fluid flow rate through tubulars by decreasing or eliminating paraffin and scale build-up, which can reduce or block oil flow in producing wells. The smooth inner surfaces of coated tubulars often increase the fluid through-put on certain high-rate oil and gas wells by reducing friction.

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

Fiberglass & Composite Tubulars.    When compared to conventional carbon steel and even corrosion-resistant alloys, resin-impregnated fiberglass and other modern plastic composites often exhibit superior resistance to corrosion. Some producers manage the corrosive fluids sometimes found in oil and gas fields by utilizing composite or fiberglass tubing, casing and line pipe in the operations of their fields. In 1997, the Company acquired Fiber Glass Systems, a leading provider of high pressure fiberglass tubulars used in oilfield applications, to further serve the tubular corrosion prevention needs of its customers. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name “Star®,” and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. The Company acquired two fiberglass and composite tubing manufacturing facilities in the U.S. and one in China from A.O. Smith in December 2000, and acquired another U.S. fiberglass tubing manufacturing facility from Fibercast in July 2001, which significantly expanded its manufacturing capabilities and product lines. These acquisitions extended the Company’s fiberglass and composite tubing offering into industrial applications, in addition to its oilfield market.

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

In 1998, the Company acquired three tubular services businesses to enhance its competitive positions in Norway, Egypt, and the west coast of the United States. Additionally, these acquisitions provided opportunities to achieve consolidation cost savings. In 1999, the Company completed acquisitions of Geo-Ray Oilfield Inspections Ltd. in Canada, and the tubular services business of AGR Services AS in Floro, Norway. In 2001, it acquired the assets of Servizi Ispettivi, a small tubular services business in Italy, and in 2002, it acquired the assets of A&A Tubular Inspection in California, and substantially all of the oilfield services business of ICO, Inc. In early 2003 it acquired the tubular services assets of Petroleum Tubular Inspection in South America.

In addition to its new and used tubular inspection and reclamation services, the Company also offers a comprehensive proprietary tubular inventory management system (TDSTM) which permits the real-time tracking of customer’s tubular inventories within the Company’s facilities. The system permits customers to remotely access and monitor tubular inspection and coating progress.

The Company has pioneered many tubular inspection technologies used in the oilfield, and continues to expand its product offering. In 1996, the Company installed its first proprietary high-speed full-body ultrasonic tubular inspection unit (Truscope®). The new service provides 100% ultrasonic coverage of tubulars at a rate of up to 200 feet per minute. In 1997, the Company began offering a proprietary, patented external tubular connection integrity test, the ISO-Gator,TM for use at the rig site. The technology was obtained through the Company’s acquisition of the operating assets of Gator Hawk, Inc. In 1998, the Company introduced a new coiled tubing inspection service with its electromagnetic CT Scope®.

Mill Systems and Sales.    The Company engineers and fabricates inspection equipment for steel mills, which it sells and rents. The equipment is used for quality control purposes to detect defects in the pipe during the high-speed manufacturing process. Each piece of mill inspection equipment is designed to customer specifications and is installed and serviced by the Company. Since 1962, the Company has installed more than 80 units worldwide, in most major steel mills. Equipment is manufactured at the Company’s Houston, Texas and

Celle, Germany facilities. Revenue for Mill Systems and Sales fluctuates significantly from year to year due to the timing of negotiating large domestic and export sales contracts, arranging financing and manufacturing equipment.

Sucker Rod Inspection & Reclammation.    The 2002 acquisition of the oilfield services business of ICO, Inc. provided the Tubular Services group a significant sucker rod services businesses. The Tubular Services group cleans, straightens, inspects and coats sucker rods at eleven facilities throughout the Western Hemisphere. Additionally, new sucker rods are inspected before they are placed into service, to avoid premature failure, which can cause the oil well operator to have to pull and replace the sucker rod.

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

Management believes the major competitive factors for Pipeline Services are reputation for quality, service, reliability of obtaining a successful survey on the first run, product technology, price, and technical support on survey interpretation. Demand for the Company’s pipeline services is somewhat dependent on commodity prices, which affect funds available for discretionary pipeline inspection and maintenance expenditures by many pipeline operators. This dependence is most pronounced in international markets. Additionally, significant consolidation in the pipeline industry has caused many pipeline operators to defer inspections in recent years as they re-evaluate their pipeline maintenance programs following mergers and acquisitions. Management believes there are growth opportunities for the Company’s Pipeline Services due to the aging of the worldwide pipeline network, and construction of new pipelines. U.S. regulatory inspection requirements and an extensive pipeline infrastructure in Eastern Europe are additional industry factors expected to contribute to the growth of the Company’s Pipeline Services, in the Company’s view. Catastrophic pipeline failures in the U.S. in recent years have prompted regulators to require more stringent pipeline inspection, which may increase the demand for pipeline inspection services. Additionally, management believes that the Company’s new digital TruRes® inspection technology and other new software and survey products will provide growth opportunities. The TruRes® technology applies advanced digital computer technology and other advancements within the body of the inspection tool to provide greater measurement sampling density and pipe-body coverage. In 2001, the Company acquired certain assets of Geodz, Inc., a software engineering firm, to enhance its pipeline position survey software, and in 2002 it acquired the assets of Marr Associates Pipeline Integrity, Ltd, a Canadian provider of data management and direct pipeline assessment services. Additionally, in 2002 the Company acquired approximately 24 percent of NDT Systems & Services, AG, a German firm developing a new ultrasonic pipeline inspection tool. As part of the investment the Company obtained certain exclusive rights to market the ultrasonic pipeline inspection service.

The Tubular Services group’s customers include major and independent oil and gas companies, national oil companies, drilling and workover contractors, oilfield equipment and product distributors and manufacturers, oilfield service companies, pipeline operators, steel mills, and other industrial companies. The Company’s competitors in Tubular Services include, among others, Ameron International Corp, EDO Corporation, Pipeline Integrity International Ltd. (a division of General Electric), ShawCor Ltd., Smith International, Inc., Frank’s International, Inc., H. Rosen Engineerng, GmbH; T.D. Williamson, Inc.; and Patterson Tubular Services. In addition, the Tubular Services group competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which this group operates have adopted policies or regulations which may give local nationals in these countries certain competitive advantages. Within the Company’s corrosion control products, certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company’s products. Management believes that the principal competitive factors affecting its Tubular Services business are performance, quality, reputation, customer service, product availability, availability of spare parts and consumables, breadth of product line and price.

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

Solids Control.    The Drilling Services group uses a variety of technologies to separate drill cuttings from drilling fluids, and to further transport, dry and refine drill cuttings for safe disposal. The Company believes the regulatory and industry trends toward minimizing the environmental impact of drilling operations in a number of environmentally sensitive oil and gas producing regions will lead to greater demand for solids control products and closed loop drilling systems. A closed loop drilling system is a solids control system in which the drilling mud is reconditioned and recycled throughout the drilling process on the rig itself. The Company further believes the trend towards more technically complex drilling, including highly deviated directional wells and slim-hole completions, will favorably impact the demand for solid controls technology because of its ability to reduce costly downhole problems. As environmental constraints are increased and as awareness of environmental protection grows, the Company believes that its drill cuttings separation and treating processes will experience increased demand.

The Company has a history of introducing new solids control products and services obtained both through its internal development and through acquiring or licensing technologies from others. The Company acquired the Gumbo Chain from Nu-Tec, Inc. in 1997, a product to remove sticky shale or “gumbo,” which is encountered in certain geologic environments, from drilling fluid. In 1998, the Company initiated operations with a proprietary unit which removes hydrocarbons from drill cuttings using heat, a process called “Thermal Desorption”. The processed cuttings are usually rendered inert and can be disposed of with minimal environmental impact. The Company commenced operation of additional cuttings thermal desorption units in South America and the Middle East. A shale shaker is the primary device on an oil rig for removing drill solids from drilling mud. The Company’s VSM 300, introduced in 1996, was the first shale shaker which offered a balanced elliptical vibratory motion, which improves cuttings conveyance and reduces oil on cuttings. The Company also introduced its new Cobra® shale shaker in 1998. The Cobra® has a small footprint and a lightweight design, and is priced to compete in the more price-sensitive segment of the market. The Company began offering the King Cobra shale shaker in 1999. The King Cobra is approximately one third larger than the Cobra Shaker, and also targets both the offshore and land markets.

The Company acquired M.S.D. Inc. in 1998 in order to enhance its cuttings slurrification and injection capabilities. In 1999, the Company acquired Manufacturas Rowi, C.A. (Rowica), a Venezuelan solids control company, and the solids control assets of Newpark Resources, Inc. (“Newpark”). In early 2001, the Company acquired certain assets of Angelle Construction, Inc. to enhance its cuttings transport business, and in 2002 it acquired the assets of Environmental Rig Solutions, L.P., a Texas-based provider of waste management equipment for drilling operations. In early 2003 the Company made an equity investment in a small start-up company engaged in the development of new solids control technology. As part of the investment, the Company obtained exclusive marketing rights to new solids control technology for oilfield applications, obtained warrants to purchase additional equity, and agreed to invest additional equity if the company achieves certain technical milestones.

The Drilling Services group manufactures conventional and linear motion shale shakers and shale shaker screens, high speed and conventional centrifuges, desanders (which remove large drill solids from drilling mud), desilters (which remove small drill solids from drilling mud), degassers (which remove air and gasses from drilling mud) and closed loop drilling fluids systems at its facilities in Conroe, Texas; Houston, Texas; Aberdeen, Scotland; Leduc, Alberta; and Trinidad. The group markets solids control equipment under the Brandt® brand name. For the year ended December 31, 2002, approximately 38% of the Drilling Services group’s solids control equipment revenue was generated from the sale of solids control equipment and inventory, and approximately 62% of such revenue was generated from rentals and services.

Drilling Rig Instrumentation.    The Drilling Services group’s rig instrumentation systems provide drilling rig operators real time measurement and monitoring of critical parameters required to improve rig safety and efficiency. Systems are both sold and rented, and are typically comprised of several sensors placed throughout the rig to measure parameters such as weight on bit, hookload, standpipe pressures, mud pump strokes, drilling mud levels, torque, and others, all networked back to a central command station for review, recording and interpretation. Additionally, the rig instrumentation packages typically provide multiple CRT screens around the rig for various rig personnel to perform individual jobs more effectively, and cameras for certain areas to permit remote monitoring. The Company offers proprietary touch-screen displays, interpretive software, and data archival and retrieval capabilities. In 1999, the Company introduced its RigSense™ product, which combines leading hardware and software technologies into an integrated drilling rig package. This product permits access of drilling data from offsite locations, enabling company personnel to monitor drilling operations from an office environment, through a secure link. In 2001, the Company completed the acquisitions of Chimo Equipment Ltd. in Canada; Alberta Instruments Ltd. in Canada; Adair Supply & Rentals, Inc. in Corpus Christi, TX; and Wagner Instrumentation Inc. in Houston, TX; which were all engaged in drilling rig instrumentation business.

Drilling consoles, and recently, the Company’s V-ICIS™, are typically sold as an integral part of a new rig, or as a major upgrade component for an existing rig. In the United States and Canada, most other drilling instrumentation products are usually rented to the drilling contractor or oil company when necessary, and are therefore not permanently installed on the rig. Internationally, nearly all instrumentation equipment is sold to the rig owner and becomes a permanent part of the drilling rig.

The group’s customers for Drilling Services include major and independent oil and gas companies, national oil companies, and drilling contractors. Competitors in Drilling Services include Smith International (“SWACO”); Derrick Manufacturing Corp.; Oil Tools Pte. Ltd; Peak Energy Services, Ltd.; National Oilwell Inc.; Petron Industries, Inc.; Epoch (a division of Nabors Industries); Pason Systems, Inc.; Kem-tron, Inc.; Double Life Corporation, Inc. and a number of regional competitors. The Company’s Drilling Services group operates in highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in the Drilling Services market. Management believes that, in addition to on-site services, the principal competitive factors affecting its Drilling Services business are performance, quality, reputation, customer service, product availability, breadth of product line and price.

Coiled Tubing & Wireline Products Group

The Company’s Coiled Tubing & Wireline Products group sells and rents capital equipment, and sells spare parts, repair services and consumables to oilfield service providers, who use the Company’s products to remediate, workover and, to a lesser extent, drill oil and gas wells. The Company, through its January 2001 acquisition of Quality Tubing, Inc., also manufactures steel coiled tubing used by well remediation contractors and oil and gas producers. Demand for the group’s Coiled Tubing & Wireline Products is strongly dependent upon the capital spending plans of coiled tubing and wireline service companies, and the general level of well remediation activity.

Coiled Tubing Products.    Coiled tubing consists of flexible steel tubing manufactured in a continuous string and spooled on a reel. It can extend several thousand feet in length and is run in and out of the wellbore at a high rate of speed by a hydraulically operated coiled tubing unit. A coiled tubing unit is typically mounted on a truck or skid (steel frames on which portable equipment is mounted to facilitate handling with cranes or flatbed trucks) and consists of a hydraulically operated tubing reel or drum, an injector head which pushes or pulls the tubing in or out of the wellbore, and various power and control systems. Coiled tubing is typically used with sophisticated pressure control equipment which permits the operator to continue to safely produce the well. The Coiled Tubing & Wireline Products group manufactures and sells both coiled tubing units and the ancillary pressure control equipment used in these operations.

Coiled tubing provides a number of significant functional advantages over the principal alternatives of conventional drill pipe and workover pipe. Coiled tubing allows faster “tripping,” since the coiled tubing can be reeled very quickly on and off a drum and in and out of a wellbore. In addition, the small size of the coiled tubing unit compared to an average workover rig or drilling rig reduces preparation time at the well site. Coiled tubing permits a variety of workover and other operations to be performed without having to pull the existing production tubing from the well and allows ease of operation in horizontal or highly deviated wells. Thus, operations using coiled tubing can be performed much more quickly and, in many instances, at a significantly lower cost. Finally, use of coiled tubing generally allows continuous production of the well, eliminating the need to temporarily stop the flow of hydrocarbons. As a result, the economics of a workover are improved because the well can continue to produce hydrocarbons and thus produce revenues while the well treatments are occurring. Continuous production also reduces the risk of formation damage which can occur when the flow of fluids is stopped or isolated.

Currently, most coiled tubing units are used in well remediation and completion applications. The Company believes that advances in the manufacturing process of coiled tubing, tubing fatigue protection and the capability to manufacture larger diameter and increased wall thickness coiled tubing strings have resulted in increased uses and applications for coiled tubing products. For example, some well operators are now using coiled tubing in drilling applications such as slim hole reentries of existing wells. The Company engineered and manufactured the first coiled tubing units built specifically for coiled tubing drilling in 1996.

There are certain limitations to the use of coiled tubing. Coiled tubing generally is made of high strength, alloy steel which wears down or fatigues over time as a result of internal pressure, acidic operating environments and normal bending cycles. Thus, operators must carefully monitor the use of the tubing. In addition, coiled tubing will buckle if the weight of the coiled tubing being conveyed in the well becomes too great or if the tube becomes inhibited by some obstacle or irregularity in the wellbore. Buckling has not proven to be a significant obstacle in most well remediation applications, and the Company believes it will become less of an issue as a result of the availability of stronger and larger diameter coiled tubing.

Generally, the Coiled Tubing & Wireline Products group supplies customers with the equipment and components necessary to use coiled tubing, which the customers typically purchase separately. The group’s coiled tubing product line consists of coiled tubing units, coiled tubing pressure control equipment, pressure pumping equipment, snubbing units (which are units that force tubulars into a well when pressure is contained within the wellbore), nitrogen pumping equipment and cementing, stimulation and blending equipment. The group markets its coiled tubing equipment under the Hydra Rig® brand name primarily to providers of coiled tubing drilling and workover services. The Company’s primary coiled tubing unit production facilities are located at its Hydra Rig facility in Fort Worth, Texas. In addition, the group markets coiled tubing pressure control equipment under the Texas Oil Tools® brand name and manufactures this equipment at its facility in Conroe, Texas. The Company acquired Weston Oilfield Engineering Limited in Norwich, United Kingdom, in December 1998, which strengthened its coiled tubing unit refurbishing, servicing and spare parts business, as well as added new cryogenic nitrogen technologies. The Company’s 2001 acquisition of Bradon Industries added a significant manufacturing plant in Canada, where it sells equipment now under the brand name Hydra Rig Canada. It also added additional nitrogen-pumping products and technologies through its 2001 acquisition of

Albin’s Enterprises in Duncan, Oklahoma. Additionally, the Company began offering its “TEM™” cementing equipment and fabricating nitrogen pumping units in Tulsa, Oklahoma, in December 1997, when it acquired Tulsa Equipment Manufacturing Company.

Wireline Products.    Through its 1996 acquisitions of SSR (International) Ltd. and Pressure Control Engineering Ltd., its 1998 acquisition of Hydrolex and Eastern Oil Tools Pte. Ltd, and its 2001 acquisition of Elmar Services, Ltd., the Company offers a comprehensive line of wireline units and related pressure control products, with manufacturing facilities in Poole and Aberdeen, in the United Kingdom; Perth, Australia; and Singapore. The Company’s acquisition of Eastern Oil Tools Pte. Ltd. in June, 1998 and Elmar Services Ltd. in August, 2001 also added perforating guns and sand control screens to its offering of products.

The Company’s wireline products include wireline drum units, which consist of a spool or drum of wireline cable, mounted in a mobile vehicle or skid, which works in conjunction with a source of power (an engine mounted in the vehicle or within a separate “power pack” skid). The wireline drum unit is used to spool wireline cable into or out of a well, in order to perform surveys inside the well, sample fluids from the bottom of the well, retrieve or replace components from inside the well, or to perform other well remediation or survey operations. The wireline used may be “slickline,” which is conventional steel cable used to convey tools in or out of the well, or “electric line,” which contains an imbedded single-conductor or multi-conductor electrical line which permits communication between the surface and electronic instruments attached to the end of the wireline at the bottom of the well.

Wireline units are usually used in conjunction with a variety of other pressure control equipment which permit safe access into wells while they are flowing and under pressure at the surface. The company engineers and manufactures a broad range of pressure control equipment for wireline operations, including wireline blow out preventers, strippers, packers, lubricators and grease injection units. Additionally, the Company makes wireline rigging equipment such as mast trucks, sheaves, and other items, and offers wireline tools through its Pressure Control Engineering Ltd. business.

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

The Company’s customers for Coiled Tubing & Wireline Products include major oil and gas coiled tubing service companies, as well as major oil companies, national oil companies, and small independents. Competitors in Coiled Tubing & Pressure Control Products include Stewart & Stevenson Inc.; Precision Tube Technology (a division of Maverick Tube Corporation); Aker Kavaerner AS; ASEP; National Oilwell Inc.; Crown Energy Technologies; and several smaller competitors.

2002 Acquisitions

In 2002, the Company made the following acquisitions and related transactions:

Acquisition	Form	Product Line	Date of Transactions
A&A Tubular Inspection, Inc.	Asset Purchase	Tubular Services	January 2002
Environmental Rig Solutions, L.P.	Asset Purchase	Drilling Services	February 2002
NDT Systems & Services AG	Minority Interest Investment	Tubular Services	April 2002
Lobo Systems, L.L.C.	Asset Purchase	Drilling Services	May 2002
W.P.S. Nigeria	Asset Purchase	Drilling Services	May 2002
ICO Oilfield Services	Stock Purchase and Asset Purchase	Tubular Services	September 2002
Marr Associates Pipeline Integrity, Ltd.	Asset Purchase	Tubular Services	December 2002

The Company acquired substantially all of the assets of the oilfield services business of ICO, Inc., including the stock of its operating subsidiary in Canada, for total consideration of $138.6 million, consisting of cash of $136.2 million and accrued payables of $2.4 million. In addition, the Company paid $15.0 million for the remaining acquisitions in 2002.

Seasonal Nature of the Company’s Business

Historically, the level of some of the Company’s business has followed seasonal trends to some degree. In general the Drilling Equipment Sales group has not experienced significant seasonal fluctuation. However, there can be no guarantee that seasonal effects will not influence future drilling equipment sales.

In past years, the Company’s Tubular Services and Drilling Services businesses in the United States realized lower activity levels during the first quarter of the calendar year due to delays in the approval of drilling budgets and weather restrictions. The Company’s Tubular Services (specifically, tubular inspection and tubular coating) and Drilling Services (both solids control and rig instrumentation) businesses in Canada typically realized high first quarter activity levels, as operators took advantage of the winter freeze to help gain access to remote drilling and production areas. These businesses then typically declined during the second quarter due to warming weather conditions which resulted in thawing, softer ground, difficulty accessing drill sites, and road bans that curtailed drilling activity. In past years, Tubular Services activity in both the United States and Canada increased during the third quarter and then peaked in the fourth quarter as operators spent the remaining drilling and/or production capital budgets for the year.

The pipeline inspection portion of Tubular Services has typically experienced reduced activity during the first quarter of the calendar year. The high winter demand for gas and petroleum products in the northern states and the consequent curtailment of pipeline maintenance and inspection programs has resulted in less opportunity to perform pipeline inspection during this time. During the second quarter, activity has typically begun to increase and normally has continued at relatively stable levels through the end of the year as operators finished scheduled maintenance programs. Mill system sales and industrial inspection services have had no particular seasonal trend. The timing of mill equipment sales is not easily predictable and, accordingly, revenue tends to fluctuate from quarter to quarter.

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

Marketing & Distribution Network

The Company’s products are marketed through a sales organization and a network of agents and distributors, which spans most major oilfield markets.

The Company’s Drilling Equipment Sales customers include private and government-owned oil companies, drilling contractors, drilling rig manufacturers, rental tool companies, and supply companies, which supply oilfield products to the end users of the Company’s products. Drilling Equipment purchases can represent significant capital expenditures, and are often sold as part of a rig fabrication or major rig refurbishment package. Sometimes these packages cover multiple rigs, and often the Company bids jointly with other related product and services providers, such as rig fabrication yards and rig design firms.

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

The Company’s Drilling Services customers are predominantly major and independent oil and gas companies, national oil companies and drilling contractors. The Drilling Services group operates sales and distribution facilities at strategic locations worldwide to service areas with high drilling activity. The Company’s worldwide solids control and instrumentation sales employees are complemented by service and engineering facilities which provide specialty repair and maintenance services to customers. Sales of capital equipment are sometimes made through rig fabricators, and often are bid as part of a rig fabrication package or rig refurbishment package. Sometimes these packages cover multiple rigs, and often the Company bids jointly with other related service providers.

The Company’s Coiled Tubing and Wireline Products customers include major oil and gas coiled tubing service companies, as well as major oil companies, national oil companies, and small independents. The products are sold directly to end users through a worldwide Coiled Tubing & Wireline Products sales organization or through the Company’s sales agents. The Company also has in place certain exclusive alliances with major oilfield services companies to provide pressure control equipment.

The Company’s foreign operations, which include significant operations in Canada, Europe, the Far East, the Middle East and Latin America, are subject to the risks normally associated with conducting business in foreign countries, including foreign currency exchange risks and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationship between the Company and such government-owned petroleum companies. Although the Company has not experienced any significant problems in foreign countries arising from nationalistic policies, political instability, economic instability or currency restrictions, there can be no assurance that such a problem will not arise in the future. See Note 12 of the Notes to the Consolidated Financial Statements for information regarding geographic revenue information.

Research and New Product Development and Intellectual Property

The Company believes that it has been a leader in the development of new technology and equipment to enhance the safety and productivity of the drilling and the well stimulation process and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. Additionally, the Company believes that its market position in its major businesses is enhanced by its leading technologies and reputation for innovation and expertise. Through its internal development programs and certain acquisitions, the Company has assembled an extensive array of technologies protected by a substantial number of trade and service marks, patents, trade secrets, and other proprietary rights.

As of December 31, 2002, the Company held a substantial number of United States patents and had patent applications pending. Expiration dates of such patents range from 2003 to 2019. As of such date, the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets.

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

Engineering and Manufacturing

The manufacturing processes for the Company’s products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components and testing. Most equipment is manufactured primarily from alloy steel, and the availability of alloy steel castings, forgings, purchased components and bar stock is critical to the production and timing of shipments. Within the Drilling Equipment Sales group, automated Roughnecks, Top Drive Drilling Systems, and pipe handling systems are manufactured in Orange, California; pressure control and motion compensation equipment, riser pipe and riser tensioners are manufactured at facilities in Houston, Texas; rotating and handling tools are manufactured at facilities in Etten-Leur, the Netherlands, and Mexicali, Mexico; and derricks and structural rig components are manufactured in Great Yarmouth, England.

The Company’s Drilling Services group manufactures or assembles the equipment and products which it rents and sells to customers, and which it uses in providing solids control services. In addition to producing new solids control and instrumentation equipment and products, Drilling Services also produces spare parts for sale. Drilling Services manufactures screens used in its solids control operations and for sale to others at its New Iberia, Louisiana; Conroe, Texas; Leduc, Alberta; and Couva, Trinidad facilities; manufactures solids control equipment at its facilities in Houston, Texas; Conroe, Texas; and Aberdeen, Scotland; and manufactures instrumentation equipment at its Cedar Park, Texas facility.

The Tubular Services group manufactures tubular inspection equipment and instrumented pipeline inspection tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Bordon, England; Celle, Germany; Nisku, Alberta and Aberdeen, Scotland. Fiberglass and composite tubulars and fittings are manufactured at its San Antonio, Texas; Big Spring, Texas; Little Rock, Arkansas; Tulsa, Oklahoma; Wichita, Kansas; and Harbin, China facilities, while tubular coatings are manufactured in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers.

The Coiled Tubing and Wireline Products group manufactures coiled tubing units, wireline units, pressure pumping equipment, pressure control equipment; sand control screens and perforating guns at its Fort Worth, Texas; Conroe, Texas; Houston, Texas; Duncan, Oklahoma; Tulsa, Oklahoma; Calgary, Canada; Aberdeen, Scotland; Singapore; Perth, Australia; and Poole, England facilities.

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

Backlog at December 31, 2002, 2001, and 2000 was as follows (in thousands):

	December 31,
	2002	2001	2000
Drilling Equipment Sales	$218,098	$251,531	$88,055
Coiled Tubing & Wireline Products	49,115	55,864	61,200

Total	$267,213	$307,395	$149,255

The Company expects that most of the backlog will be shipped by December 31, 2003.

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

Employees

At December 31, 2002, the Company had a total of 9,391 employees (of which 1,276 were temporary employees). The Company considers its relations with its employees to be excellent and has never suffered a work stoppage or interruption due to a labor dispute.

GLOSSARY OF OILFIELD TERMS

(Sources: Varco management; “A Dictionary for the Petroleum Industry,” The University of Texas at Austin, 2001.)

API	Abbr: American Petroleum Institute

Annular Blowout Preventer	A large valve, usually installed above the ram blowout preventers, that forms a seal in the annular space between the pipe and the wellbore or, if no pipe is present, in the wellbore itself.

Annulus	The open space around pipe in a wellbore through which fluids may pass.

Automatic Pipe Handling Systems (Automatic Pipe Racker)

A device used on a drilling rig to automatically remove and insert drill stem components from and into the hole. It replaces the need for a person to be in the derrick or mast when tripping pipe into or out of the hole.

Automatic Roughneck	A large, self-contained pipe-handling machine used by drilling crew members to make up and break out tubulars. The device combines a spinning wrench, torque wrench, and backup wrenches.

Beam pump	Surface pump that raises and lowers sucker rods continually, so as to operate a downhole pump.

Bit

The cutting or boring element used in drilling oil and gas wells. The bit consists of a cutting element and a circulating element. The cutting element is steel teeth, tungsten carbide buttons, industrial diamonds, or polycrystalline diamonds (PDCs). These teeth, buttons, or diamonds penetrate and gouge or scrape the formation to remove it. The circulating element permits the passage of drilling fluid and utilizes the hydraulic force of the fluid stream to improve drilling rates. In rotary drilling, several drill collars are joined to the bottom end of the drill pipe column, and the bit is attached to the end of the drill collars. Drill collars provide weight on the bit to keep it in firm contact with the bottom of the hole. Most bits used in rotary drilling are roller cone bits, but diamond bits are also used extensively.

Blowout

An uncontrolled flow of gas, oil or other well fluids into the atmosphere. A blowout, or gusher, occurs when formation pressure exceeds the pressure applied to it by the column of drilling fluid. A kick warns of an impending blowout.

Blowout Preventer (BOP)	Series of valves installed at the wellhead while drilling to prevent the escape of pressurized fluids.

Blowout Preventer (BOP) Stack	The assembly of well-control equipment including preventers, spools, valves, and nipples connected to the top of the wellhead.

Closed Loop Drilling Systems	A solids control system in which the drilling mud is reconditioned and recycled through the drilling process on the rig itself.

Coiled Tubing

A continuous string of flexible steel tubing, often hundreds or thousands of feet long, that is wound onto a real, often dozens of feet in diameter. The reel is an integral part of the coiled tubing unit, which consists of several devices that ensure the tubing can be safely and efficiently inserted into the well from the surface. Because tubing can be lowered into a well without having to make up joints of tubing, running coiled tubing into the well is faster and less expensive than running conventional tubing. Rapid advances in the use of coiled tubing make it a popular way in which to run tubing into and out of a well. Also called reeled tubing.

Cuttings	Fragments of rock dislodged by the bit and brought to the surface in the drilling mud. Washed and dried cutting samples are analyzed by geologist to obtain information about the formations drilled.

Directional Well	Well drilled in an orientation other than vertical in order to access broader portions of the formation.

Drawworks	The hoisting mechanism on a drilling rig. It is essentially a large winch that spools off or takes in the drilling line and thus raises or lowers the drill stem and bit.

Drill Pipe Elevator (Elevator)

On conventional rotary rigs and top-drive rigs, hinged steel devices with manual operating handles that crew members latch onto a tool joint (or a sub). Since the elevators are directly connected to the traveling block, or to the integrated traveling block in the top drive, when the driller raises or lowers the block or the top-drive unit, the drill pipe is also raised or lowered.

Drilling Mud	A specially compounded liquid circulated through the wellbore during rotary drilling operations.

Drilling riser	A conduit used in offshore drilling through which the drill bit and other tools are passed from the rig on the water’s surface to the sea floor.

Drill Stem	All members in the assembly used for rotary drilling from the swivel to the bit, including the Kelly, the drill pipe and tool joints, the drill collars, the stabilizers, and various specialty items.

Formation

A bed or deposit composed throughout of substantially the same kind of rock; often a lithologic unit. Each formation is given a name, frequently as a result of the study of the formation outcrop at the surface and sometimes based on fossils found in the formation.

Iron Roughneck	A floor-mounted combination of a spinning wrench and a torque wrench. The Iron Roughneck moves into position hydraulically and eliminates the manual handling involved with suspended individual tools.

Jack-up rig

A mobile bottom-supported offshore drilling structure with columnar or ope-truss legs that support the deck and hull. When positioned over the drilling site, the bottoms of the legs penetrate the seafloor.

Joint

1)  In drilling, a single length (from 16 feet to 45 feet, or 5 meters to 14.5 metres, depending on its range length) of drill pipe, drill collar, casing or tubing that has threaded connections at both ends. Several joints screwed together constitute a stand of pipe. 2)  In pipelining, a single length (usually 40 feet-12 metres) of pipe. 3)  In sucker rod pumping, a single length of sucker rod that has threaded connections at both ends.

Kelly

The heavy steel tubular device, four-  or six-sided, suspended from the swivel through the rotary table and connected to the top joint of drill pipe to turn the drill stem as the rotary table returns. It has a bored passageway that permits fluid to be circulated into the drill stem and up the annulus, or vice versa. Kellys manufactured to API specifications are available only in four-  or six-sided versions, are either 40 or 54 feet (12 to 16 metres) long, and have diameters as small as 2 1/2 inches (6 centimetres) and as large as 6 inches (15 centimetres).

Kelly Bushing

A special device placed around the kelly that mates with the kelly flats and fits into the master bushing of the rotary table. The kelly bushing is designed so that the kelly is free to move up or down through it. The bottom of the bushing may be shaped to fit the opening in the master bushing or it may have pins that fit into the master bushing. In either case, when the kelly bushing is inserted into the master bushing and the master bushing is turned, the kelly bushing also turns. Since the kelly bushing fits onto the kelly, the kelly turns, and since the kelly is made up to the drill stem, the drill stem turns. Also called the drive bushing.

Kelly Spinner

A pneumatically operated device mounted on top of the kelly that, when actuated, causes the kelly to turn or spin. It is useful when the kelly or a joint of pipe attached to it must be spun up, that is, rotated rapidly for being made up.

Kick

An entry of water, gas, oil, or other formation fluid into the wellbore during drilling. It occurs because the pressure exerted by the column of drilling fluid is not great enough to overcome the pressure exerted by the fluids in the formation drilled. If prompt action is not taken to control the kick, or kill the well, a blowout may occur.

Making-up

1.  To assemble and join parts to form a complete unit (e.g., to make up a string of drill pipe). 2.  To screw together two threaded pieces. Compare break out. 3.  To mix or prepare (e.g., to make up a tank of mud). 4. To compensate for (e.g., to make up for lost time).

Manual Tongs (Tongs)

The large wrenches used for turning when making up or breaking out drill pipe, casing, tubing, or other pipe; variously called casing tongs, pipe tongs, and so forth, according to the specific use. Power tongs or power wrenches are pneumatically or hydraulically operated tools that serve to spin the pipe up tight and, in some instances to apply the final makeup torque.

Master Bushing

A device that fits into the rotary table to accommodate the slips and drive the kelly bushing so that the rotating motion of the rotary table can be transmitted to the kelly. Also called rotary bushing.

Motion Compensation Equipment	Any device (such as a bumper sub or heave compensator) that serves to maintain constant weight on the bit in spite of vertical motion of a floating offshore drilling rig.

Plug Gauging	The mechanical process of ensuring that the inside threads on a piece of drillpipe comply with API standards.

Pressure Control Equipment	1. The act of preventing the entry of formation fluids into a wellbore. 2. The act of controlling high pressures encountered in a well.

Pressure Pumping	Pumping fluids into a well by applying pressure at the surface.

Ram Blowout Preventer	A blowout preventer that uses rams to seal off pressure on a hole that is with or without pipe. Also called a ram preventer.

Ring Gauging	The mechanical process of ensuring that the outside threads on a piece of drillpipe comply with API standards.

Riser	A pipe through which liquids travel upward.

Riser Pipe

The pipe and special fitting used on floating offshore drilling rigs to established a seal between the top of the wellbore, which is on the ocean floor, and the drilling equipment located above the surface of the water. A riser pipe serves as a guide for the drill stem from the drilling vessel to the wellhead and as a conductor or drilling fluid from the well to the vessel. The riser consists of several sections of pipe and includes special devices to compensate for any movement of the drilling rig caused by waves. Also called marine riser pipe, riser joint.

Rotary table

The principal piece of equipment in the rotary table assembly; a turning device used to impart rotational power to the drill stem while permitting vertical movement of the pipe for rotary drilling. The master bushing fits inside the opening of the rotary table; it turns the kelly bushing, which permits vertical movement of the kelly while the stem is turning.

Rotating Blowout Preventer (Rotating Head)

A sealing device used to close off the annular space around the kelly in drilling with pressure at the surface, usually installed above the main blowout preventers. A rotating head makes it possible to drill ahead even when there is pressure in the annulus that the weight of the drilling fluid is not overcoming; the head prevents the well from blowing out. It is used mainly in the drilling of formations that have low permeability. The rate of penetration through such formations is usually rapid.

Safety Clamps

A clamp placed very tightly around a drill collar that is suspended in the rotary table by drill collar slips. Should the slips fail, the clamp is too large to go through the opening in the rotary table and therefore prevents the drill collar string from falling into the hole. Also called drill collar clamp.

Shaker	See “Shale Shaker”

Shale Shaker

A piece of drilling rig equipment that uses a vibrating screen to remove cuttings from the circulating fluid in rotary drilling operations. The size of the openings in the screen should be selected carefully to be the smallest size possible to allow 100 per cent flow of the fluid. Also called a shaker.

Slim-Hole Completions (Slim-hole Drilling)

Drilling in which the size of the hole is smaller than the conventional hole diameter for a given depth. This decrease in hole size enables the operator to run smaller casing, thereby lessening the cost of completion.

Slips

Wedge-shaped pieces of metal with serrated inserts (dies) or other gripping elements, such as serrated buttons, that suspend the drill pipe or drill collars in the master bushing of the rotary table when it is necessary to disconnect the drill stem from the kelly or from the top-drive unit’s drive shaft. Rotary slips fit around the drill pipe and wedge against the master bushing to support the pipe. Drill collar slips fit around a drill collar and wedge against the master bushing to support the drill collar. Power slips are pneumatically or hydraulically actuated devices that allow the crew to dispense with the manual handling of slips when making a connection.

Solids	See “Cuttings”

Spinning Wrench	Air-powered or hydraulically powered wrench used to spin drill pipe in making or breaking connections.

Spinning-in	The rapid turning of the drill stem when one length of pipe is being joined to another. “Spinning-out” refers to separating the pipe.

Stand

The connected joints of pipe racked in the derrick or mast when making a trip. On a rig, the usual stand is about 90 feet (about 27 metres) long (three lengths of drill pipe screwed together), or a thribble.

String	The entire length of casing, tubing, sucker rods, or drill pipe run into a hole.

Sucker rod	A special steel pumping rod. Several rods screwed together make up the link between the pumping unit on the surface and the pump at the bottom of the well.

Tensioner

A system of devices installed on a floating offshore drilling rig to maintain a constant tension on the riser pipe, despite any vertical motion made by the rig. The guidelines must also be tensioned, so a separate tensioner system is provided for them.

Thermal Desorption	The process of removing drilling mud from cuttings by applying heat directly to drilling fluid.

Top Drive

A device similar to a power swivel that is used in place of the rotary table to turn the drill stem. It also includes power tongs. Modern top drives combine the elevator, the tongs, the swivel, and the hook. Even though the rotary table assembly is not used to rotate the drill stem and bit, the top-drive system retains it to provide a place to set the slips to suspend the drill stem when drilling stops.

Torque Wrench	Spinning wrench with a gauge for measuring the amount of torque being applied to the connection.

Trouble Cost	Costs incurred as a result or unanticipated complications while drilling a well. These cost are often referred to as contingency costs during the planning phase of a well.

Well Completion

1.  The activities and methods of preparing a well for the production of oil and gas or for other purposes, such as injection; the method by which one or more flow paths for hydrocarbons are established between the reservoir and the surface. 2.  The system of tubulars, packers, and other tools installed beneath the wellhead in the production casing; that is, the tool assembly that provides the hydrocarbon flow path or paths.

Well stimulation	Any of several operations used to increase the production of a well, such as acidizing or fracturing.

Well Workover

The performance of one or more of a variety of remedial operations on a producing oilwell to try to increase production oilwell to try to increase production. Examples of workover jobs are deepening, plugging back, pulling and resetting liners, and squeeze cementing.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Wireline

A slender, rodlike or threadlike piece of metal usually small in diameter, that is used for lowering special tools (such as logging sondes, perforating guns, and so forth) into the well. Also called slick line.

ITEM 2.    PROPERTIES

The Company operates in over 40 countries. The following table describes the major manufacturing, sales, service, distribution, and administrative facilities:

Location	Description	Building Size (SF)	Property Size (Acres)	Owned / Leased	Lease Termination Date

DRILLING EQUIPMENT SALES:

Houston, Texas	West Little York: Shaffer, MDT, BJ, & Systems Manufacturing Facility, Repair, Service, Administrative & Sales Offices	619,000	34.00	Owned

Orange, California	Manufacturing & Office Facility— 759 N. Eckhoff	126,000	8.90	Building Owned*	04/30/13

Etten-Leur, Netherlands	BJ Mfg. Plant/Sales	75,000	6.00	Owned

Aberdeen, Scotland	Systems & Shaffer Sales, Service & Distribution Facility	63,000	6.00	Owned

Great Yarmouth, England	Derrick Manufacturing Facilities, Administrative & Sales Offices	46,208	2.57	Leased	12/03

Montrose, Scotland	Forties Road Systems Service Center & Office Facility	34,000	3.00	Owned

TUBULAR SERVICES:

Al Khobar, Saudi Arabia	Reclamation, Inspection Facility & Offices	340,203	8.00	Leased	12/31/04

Houston, Texas	Sheldon Road: Inspection Facility	335,993	192.00	Owned

Houston, Texas	Holmes Road Complex: Manufacturing, Warehouse, Corporate Offices, Coating Manufacturing Plant & Pipeline Services	300,000	50.00	Owned

Little Rock, Arkansas	Fiberglass Tubular Manufacturing Plant, R&D Lab, Administrative Offices	262,784	44.00	Leased	10/01/09

Sand Springs, Oklahoma	Fiberglass Tubular Manufacturing Plant	189,173	6.50	Owned

Amelia, Louisiana	Coating Plant & Inspection Facility	179,574	84.00	Leased	12/31/16

Houston, Texas	Coating Plant & Inspection Facility	168,683	49.00	Owned

Wichita, Kansas	Fiberglass Tubular Manufacturing Plant	129,746	15.00	Owned

Edmonton, Alberta	Sucker Rod Inspection & Oilwell Engine Reclamation	121,545	10.00	Leased	12/31/05

Nisku, Alberta	Coating Plant, Inspection Facility	114,000	30.00	Owned

Amelia, Louisiana	Coating Plant, Inspection & Storage Facilities	102,000	90.00	Building Owned*	05/30/06

Casper, Wyoming	Inspection Facility	91,720	29.00	Owned

Location	Description	Building Size (SF)	Property Size (Acres)	Owned / Leased	Lease Termination Date

Midland, Texas	Coating Plant, Reclamation Facility & Technical Service Building	87,000	25.00	Owned

Houston, Texas	Highway 90: Coating Plant	83,000	43.00	Leased	07/31/11

San Antonio, Texas	Fiberglass Tubular Manufacturing Plant, R & D Lab, Administrative Offices	76,529	19.57	Owned

Houston, Texas	Engineering/Technical Research Center	76,000	6.00	Owned

Navasota, Texas	Coating Plant, Inspection Pipe Storage	65,000		Building Owned*	06/30/13

Tuas, Singapore	Coating Plant & Inspection Facility	50,644	8.00	Building Owned*	06/09

Nisku, Alberta	Trucking, Coating, Inspection & Storage Facility	32,550	155.00	Owned

DRILLING SERVICES:

Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	205,000	40.00	Owned

Conroe, Texas	Solids Control & Pressure Control Manufacturing Facility, Warehouse, Administrative & Sales Offices & Engineering Labs	160,000	30.49	Owned

Bogota, Colombia	Solids Control Yard & Warehouse	73,312		Leased	08/31/03

Aberdeen, Scotland	Solids Control Manufacturing Facility Assembly, Administrative, Sales	71,200	6.25	Leased	2004

Leduc, Alberta	MDT, Shaffer, Chimo, Alberta Instruments, Varco Services & Warehouse Facility	64,056	4.60	Owned

Leduc, Alberta	Solids Control Equipment Rental & Services Facility	41,340	9.36	Owned

Lafayette, Louisiana	Highway 90 East Complex: Solids Control Service Facility, Warehouse & Administrative Offices	12,075	0.98	Owned

COILED TUBING / WIRELINE:

Aberdeen, Scotland	Tubular & Pressure Control Manufacturing, Administrative & Sales	85,152	7.10	Leased	08/31/19

Fort Worth, Texas	Coiled Tubing Manufacturing Facility, Warehouse, Administrative & Sales Offices	75,200	9.67	Owned

Duncan, Oklahoma	Nitrogen Units Manufacturing Facility, Warehouse & Offices	67,600	13.28	Owned

Location	Description	Building Size (SF)	Property Size (Acres)	Owned/ Leased	Lease Termination Date

Calgary, Alberta	Coiled Tubing Manufacturing Facility, Administrative & Sales Offices	48,040	2.52	Owned

Al Quoz, UAE	Tubular & Pressure Control Office & Workshop	41,000	0.94	Leased	08/31/04

Tulsa, Oklahoma	Nitrogen Units & Pump Manufacturing Facility, Warehouse & Offices	40,700	4.47	Leased	12/31/07

CORPORATE:

Houston, Texas	Corporate Administrative Office	14,500	Office Tower	Leased	08/31/11

*	Building owned subject to a ground lease.

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

The Company is a defendant and counter-plaintiff in a litigation styled Lexington Ins. Co. v. Varco International, Inc., Advanced Wirecloth, Inc., Environmental Procedures, Inc. et al. (Cause No. 2001-49363), which was filed in the 164th District Court for Harris County, Texas on September 25, 2001. Plaintiff is seeking a declaration of its rights and obligations under several insurance policies under which the Company is insured. Specifically, plaintiff is seeking a declaration that it does not owe the Company a duty to pay for its costs of defense or to indemnify the Company for settlement costs incurred in connection with two lawsuits brought by Derrick Manufacturing Corporation, each of which has been settled. Additionally, plaintiff seeks to recover amounts previously paid to the Company as partial payment for its defense of the Derrick Manufacturing cases. The Company disputes the plaintiff’s claims and has asserted counterclaims for breach of the insurance policies, violations of the Texas Insurance Code and Texas Deceptive Trade Practices Act, fraud and common law bad faith. The Company seeks to recover costs incurred in defending and settling the Derrick Manufacturing cases, as well as statutory and punitive damages.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKETS FOR REGISTRANT’S COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “VRC”. The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the NYSE:

	2002		2001
	High	Low	High	Low
1st Quarter	20.10	13.25	24.70	17.88
2nd Quarter	21.73	17.54	24.70	18.40
3rd Quarter	18.60	13.55	18.75	10.92
4th Quarter	18.91	14.94	16.20	11.65

The closing price of the Company’s common stock on March 7, 2003 was $19.05. The approximate number of stockholders of record on March 7, 2003 was 1,170.

Holders of the Company’s common stock are entitled to such dividends as may be declared from time to time by the Company’s Board of Directors out of funds legally available therefore. The Company has not declared or paid any dividends on its common stock since its inception and does not currently plan to declare or pay any dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The information below is presented in order to highlight significant trends in the Company’s results from operations and financial condition.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except ratio and per share data)
Statement of Income Data:
Revenue	$1,335,064	$1,267,809	$866,615	$975,848	$1,307,681
Operating profit(1)	156,065	158,126	60,911	67,348	179,062
Net income(2)	$79,807	$82,968	$21,055	$29,809	$102,283

Basic earnings per common share(2)	$0.83	$0.87	$0.23	$0.33	$1.13

Dilutive earnings per common share(2)	$0.82	$0.86	$0.22	$0.32	$1.09

Other Data:
Net cash provided by operating activities	$101,783	$83,995	$81,787	$119,064	$93,949
Cash flows used for investing activities	$(202,333)	$(211,126)	$(64,872)	$(43,638)	$(112,909)
Cash flows provided by (used for) financing activities	$148,377	$173,118	$(86,718)	$(29,891)	$4,671
Earnings per common share before goodwill amortization	$0.82	$0.97	$0.31	$0.41	$1.18
EBITDA(3)	$207,633	$221,771	$117,647	$126,168	$231,185
Ratio of EBITDA to interest expense(4)	8.1x	10.2x	7.7x	6.7x	11.6x
Ratio of earnings to fixed charges(5)	4.7x	5.6x	3.1x	3.0x	7.2x
Depreciation and amortization	$59,246	$67,900	$56,518	$57,180	$52,972
Capital expenditures	$49,377	$65,834	$45,463	$30,729	$78,356

Balance Sheet Data (end of period):
Working capital	$529,647	$423,602	$263,378	$310,175	$290,398
Total assets	1,661,060	1,429,110	1,076,982	1,131,313	1,259,092
Total debt	467,928	322,614	136,507	233,335	260,692
Common stockholders’ equity	920,282	828,314	731,983	694,245	658,441

(1)	The 1998 operating profit includes $1.5 million write-off of rental equipment and $0.9 million allowance for abandoned leases and other obligations. Excluding these charges, operating profit was $187.6 million. The 1999 operating profit includes $7.8 million of transaction costs and write-offs associated with the terminated Newpark merger. Excluding these costs, operating profit was $75.2 million. The 2000 operating profit includes $9.7 million of financial advisor fees, $4.3 million of compensation costs, $5.1 million to fully vest employees participating in the Executive Stock Match program, $3.5 million in equipment rationalization charges and $3.9 million of other transaction costs associated with the May 2000 merger between Varco and Tuboscope. Excluding these costs, operating profit was $87.5 million. The 2001 operating profit includes $16.5 million of litigation costs. Excluding these costs, operating profit was $174.6 million. The 2002 operating profit includes $3.7 million associated with the acquisition of substantially all of the oilfield services business of ICO and $2.8 million of severance costs resulting from early termination of employment agreements for several senior executives arising out of the May 2000 merger between Varco and Tuboscope. Excluding these costs, operating profit was $162.6 million.

(2)

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective January 1, 2002. The effects of not amortizing goodwill and other intangible assets in periods prior to the adoption of SFAS 142 would have resulted in net income of $93.4 million, $29.5 million, $38.2 million, and $110.0 million for the years ended December 31, 2001, 2000, 1999, and 1998, respectively; basic earnings per common share of $.98, $.32, $.42, and $1.21 for the years ended December 31, 2001, 2000, 1999, and 1998, respectively; and diluted earnings per common share of $.97, $.31, $.41, and $1.18 for the years ended December 31, 2001, 2000, 1999, and 1998, respectively.

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

General

Operating Environment Overview

The Company’s results are dependent on the level of worldwide oil and gas drilling, well remediation activity, the prices of oil and gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

	2002*	2001*	2000*	% 2002 v 2001	% 2001 v 2000
Active Drilling Rigs:
U.S.	831	1,155	916	(28.1%)	26.1%
Canada	266	342	353	(22.2%)	(3.1%)
International	732	745	652	(1.7%)	14.3%

Worldwide	1,829	2,242	1,921	(18.4%)	16.7%

Active Workover Rigs:
U.S.	1,010	1,211	1,056	(16.6%)	14.7%
Canada	261	342	342	(23.7%)	—

North America	1,271	1,553	1,398	(18.2%)	11.1%
West Texas Intermediate Crude prices (per barrel)	$26.13	$25.93	$30.34	0.8%	(14.5%)
Natural Gas Prices ($/mbtu)	$3.35	$3.97	$4.32	(15.6%)	(8.1%)

*	Averages for the years indicated. The source for rig activity information was Baker Hughes Incorporated (“BHI”), and the source for oil and gas prices was Department of Energy, Energy Information Administration (www.eia.doe.gov).

The decline in U.S., Canadian, and international rig activity, which began in the fourth quarter of 2001, continued in the first half of 2002 and rig activity remained relatively low throughout 2002 compared to recent years. U.S., Canadian, and international rig activity declined 28.1%, 22.2%, and 1.7% for the full year in 2002 compared to 2001. On a combined basis, worldwide rig activity declined 18.4% in 2002 compared to the prior year average. In addition, North America workover rig activity was down 18.2% in 2002. However, oil prices rose sharply in the second half 2002, resulting in an average price per barrel of West Texas Intermediate Crude of $26.13, an increase of 0.8% over the average for 2001. Natural gas prices were down 15.6% in 2002 compared to 2001, but recorded the strongest quarterly average prices in the fourth quarter of 2002 since the second quarter of

2001. Management believes these contradictory trends of strong commodity prices but weak drilling and workover activity are due to customer concerns and uncertainty about the recovery of the U.S. and world economy and related demand for energy. Rig activity has remained weak due to questions about the sustainability of future oil and gas prices. In addition, oil prices may be reflecting a premium due to the risk of supply disruption due to the war in Iraq.

The Company’s total revenue was $1,335.1 million in 2002, an increase of $67.3 million (5.3%) over 2001 revenue of $1,267.8 million. The increase was due to a $91.1 million increase in Drilling Equipment revenue related to several large drilling equipment packages being shipped in 2002 and the estimated incremental impact on revenue (approximately $90.7 million) related to 2001 and 2002 acquisitions. The decline in rig activity had an adverse effect on the Company’s services business revenue in 2002 compared to 2001. Excluding the estimated impact from acquisitions, Tubular Services and Drilling Services revenue was down approximately 11% ($40.2 million) and 13% ($41.6 million) in 2002 compared to 2001. In addition, the Company’s Coiled Tubing and Wireline business was also negatively impacted by the decline as non-acquisition related revenue was down approximately 12% ($23.7 million) in 2002 compared to 2001.

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

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the three years ended December 31, 2002 on a quarterly basis:

Source: Rig	count: Baker Hughes, Inc. West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

U.S. rig activity at February 28, 2003 was at 912 rigs drilling, an increase of 5.8% from the December 27, 2002 activity of 862 rigs. The Company believes that current industry projections are forecasting U.S. drilling rig activity to continue to be up slightly in the first half of 2003 compared to the second half of 2002. In addition, 2003 rig activity is expected to be up in both Canada and internationally. Numerous events could significantly alter these projections including the war in Iraq, the acceleration or deceleration of the recovery of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Results of Operations

Year Ended December 31, 2002 vs Year Ended December 31, 2001

Revenue.    Revenue for the year ended December 31, 2002 was $1,335.1 million, an increase of $67.3 million, or 5.3%, from revenue of $1,267.8 million for the year ended December 31, 2001. The increase in revenue was primarily due to acquisitions completed in 2002 and 2001, and the shipment of several large drilling equipment packages in 2002.

The following table summarizes the Company’s revenue by operating segment in 2002, 2001, and 2000 (in thousands):

	2002	2001	2000
Drilling Equipment Sales	$486,695	$395,550	$283,360
Tubular Services	355,966	352,624	248,099
Drilling Services	278,617	314,272	250,229
Coiled Tubing & Wireline Products	213,786	205,363	84,927

Total Revenue	$1,335,064	$1,267,809	$866,615

Revenue from the Company’s Drilling Equipment Sales in 2002 was $486.7 million, an increase of $91.1 million (23.0%) compared to 2001. The increase was due to the shipment of several major rig projects totaling $99.5 million in 2002 compared to $44.6 million for major projects in 2001. Due to these major projects and to the shipment of other units, the Company shipped a record number of 75 top drives in 2002 compared to 59 top drives in 2001. In addition, 2002 revenue was up approximately $9.2 million due to the Company’s September 2001 acquisition of Morinoak International Limited Group (MIL), a manufacturer of derricks, substructures and other structural drilling rig components. New orders for 2002 were $453.3 million compared to $545.9 million for the same period of 2001, while backlog at December 31, 2002 was $218.1 million compared to $251.5 million at December 31, 2001. The decline in orders and backlog was reflective of the lower market activity in 2002 compared to 2001. In accordance with industry practice, orders and commitments generally are cancelable by customers at any time.

Revenue from the Company’s Tubular Services was $356.0 million in 2002, an increase of $3.3 million (0.9%) over 2001 results. Acquisitions for 2002 and 2001 resulted in an estimated incremental increase in revenue of approximately $43.5 million in 2002 compared to 2001. The largest acquisition was ICO’s oilfield services business on September 6, 2002. Excluding the impact from these acquisitions, Tubular Services revenue would have declined $40.2 million (11%) in 2002 compared to 2001. The major reason for the non acquisition decline was lower rig activity in the U.S., which was down 28.1% in 2002 compared to 2001. This resulted in a decrease of $28.0 million (25.3%) in U.S. inspection and coating revenue (excluding the impact from acquisitions). In addition, lower rig activity resulted in a $15.3 million decline in revenue from the Company’s Fiberglass operations in 2002 compared to 2001 (excluding the estimated impact of $7.7 million in revenue from acquisitions).

Revenue from the Company’s Drilling Services was $278.6 million in 2002, a decrease of $35.7 million (11%) compared to 2001 results. Excluding the estimated impact from 2001 acquisitions, revenue would have been down $41.6 million (13%) in 2002. The decline was mainly due to a $10.3 million decline in North America Solids Control revenue and a $24.8 million decline in Latin America revenue. The decline in North America Solids Control revenue was due to a 26.7% drop in North America rig activity. Lower Latin America revenue was concentrated primarily in Venezuela and Argentina as a result of economic and political troubles in those countries. In addition, the Company’s Instrumentation revenue decreased $12.3 million in 2002 due to the decrease in worldwide drilling activity, primarily in North America.

Coiled Tubing and Wireline Products revenue was $213.8 million in 2002, an increase of $8.4 million in 2002 compared to 2001. The increase was due to the acquisition of three companies in 2001, which contributed estimated incremental revenue of approximately $32.1 million in 2002 compared to 2001. Excluding the estimated impact of these acquisitions, Coiled Tubing and Wireline Products revenue would have decreased $23.7 million (12%) in 2002 compared to 2001. The lower market activity resulted in lower revenue in the Company’s Coiled Tubing related products. Coiled Tubing and Wireline Products backlog at December 31, 2002 was $49.1 million, a decline of $6.8 million (12%) compared to December 31, 2001 further reflecting the declining market activity in 2002. However, sequentially from the third quarter of 2002, backlog increased $8.2 million (20%) due to the recent increase in market activity discussed above.

Gross Profit.    Gross profit was $383.0 million (28.7% of revenue) in 2002 compared to $373.5 million (29.5% of revenue) in 2001. The increase in gross profit dollars was due to no amortization of goodwill in 2002 compared to $10.5 million of goodwill amortization in 2001. The Company applied SFAS 142, the new rule on accounting for goodwill and other intangible assets, in the first quarter of 2002. See Note 2 of Notes to the Consolidated Financial Statements for further discussion. Excluding the impact of goodwill amortization, gross profit would have been $384.0 million (30.3% of revenue) in 2001. Excluding the impact of goodwill amortization, gross profit percents declined due to lower revenue from the Company’s higher margin services business segments (Tubular Services and Drilling Services—see discussion above).

Selling, General, and Administrative Costs.    Selling, general, and administrative costs were $163.4 million in 2002, an increase of $11.1 million (7%) over 2001 costs of $152.3 million. The increase was due primarily to the acquisitions in 2002 and 2001. In addition, the Company’s insurance costs and fringe benefit costs were also greater in 2002 than 2001. As a percent of revenue, selling, general, and administrative costs were 12.2% of revenue in 2002 compared to 12.0 % of revenue in 2001.

Research and Engineering Costs.    Research and engineering costs were $57.1 million in 2002, an increase of $10.4 million (22%) compared to 2001 results. The increase was primarily due to greater costs in the Drilling Equipment Sales group and the acquisitions completed in 2002 and 2001.

Merger, Transaction, and Litigation Costs.    Merger, transaction, and litigation costs were $6.5 million and $16.5 million for December 31, 2002 and 2001, respectively. The 2002 costs consisted of two components; $3.7 million of transaction costs associated with the acquisition of substantially all of the oilfield services business of ICO (see Note 3 of Notes to Unaudited Consolidated Financial Statements) and $2.8 million of severance costs resulting from early termination of employment agreements for several senior executives arising out of the May 2000 merger between Varco and Tuboscope. During the second quarter of 2001, the Company engaged in a court ordered mediation and as a result recorded a $16.5 million charge concerning a patent litigation matter, which has been settled.

Operating Profit.    Operating profit was $156.1 million for 2002 compared to $158.1 million for 2001. Excluding merger, transaction, and litigation costs, operating profit was $162.6 million (12.2% of revenue) for 2002 compared to $174.6 million (13.8% of revenue) for 2001. The decrease in operating profit and margin was due to an unfavorable product mix and generally weaker oil and gas market conditions, in 2002 compared to 2001 as discussed in detail above.

Interest Expense.    Interest expense was $25.6 million in 2002 compared to $21.8 million in 2001. The increase in interest expense was due to greater average outstanding debt balances as a result of the $200.0 million Senior Notes issued in May 2001 and the $150.0 million Senior Notes issued in November 2002.

Other Expense (Income).    Other expense includes interest income, foreign exchange losses and gains, and other expense (income). Net other expense was $7.7 million in 2002 compared to $4.3 million in 2001. The increase in other expense in 2002 was primarily due to greater foreign exchange losses. The losses occurred in the third quarter of 2002 due mostly to foreign exchange losses in Venezuela, the second quarter of 2002 due mostly to the weakening of the U.S. dollar against the euro dollar and UK pound sterling, and the first quarter 2002 due mostly to foreign exchange losses in Argentina as a result of the devaluation of the Argentina peso in the first quarter of 2002.

Provision for Income Taxes.    The Company recorded a tax provision of $43.0 million (35.0% of pre-tax income) and $49.1 million (37.2% of pre-tax income) for the years ended December 31, 2002 and 2001, respectively. The 2001 tax provision was higher than the domestic tax rate of 35% due to deductions not allowed under domestic and foreign jurisdictions related to merger and transaction costs, and goodwill amortization and to foreign earnings subject to tax rates differing from domestic rates.

Net Income.    Net income was $79.8 million and $83.0 million for 2002 and 2001, respectively. The decrease in net income was due to the factors discussed above.

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

Financial Condition and Liquidity

At December 31, 2002, the Company had cash and cash equivalents of $106.0 million, and total debt of $467.9 million. At December 31, 2001 cash and cash equivalents were $57.5 million, and total debt was $322.6 million. The increase in total debt in 2002 was primarily associated with the acquisition of the ICO oilfield services business for approximately $137.6 million. The Company’s outstanding debt at December 31, 2002 consisted of $201.4 million of 7¼% Senior Notes due 2011, $149.2 million of 5 ½% Senior Notes due 2012, $99.3 million of 7 ½% Senior Notes due 2008, and other debt of $18.0 million.

For the fiscal year ended December 31, 2002, cash provided by operating activities was $102.8 million compared to $84.0 million for 2001. Cash was provided by operations primarily through net income of $79.8 million plus non-cash charges of $76.5 million. In addition, cash was provided by a decrease in accounts receivable of $35.4 million and prepaid expenses of $3.2 million. These items were offset by an increase in inventory of $54.0 million, a decrease in accounts payable and accrued liabilities of $23.0 million and a decrease in income taxes payable of $16.0 million. The decrease in accounts receivable was due to an improvement in the collection of outstanding receivables as days sales outstanding declined from 86.9 days at December 31, 2001 to 84.1 days at December 31, 2002. In addition, fourth quarter 2001 revenue was $362.2 million compared to $354.0 million in the fourth quarter of 2002. The increase in inventory was primarily in the Drilling Equipment operations and was related to a management decision to maintain greater stock inventory levels of spare parts inventory for Drilling Equipment customers in order to reduce cycle times. The decrease in accounts payable and accrued liabilities was due to lower customer deposits at December 31, 2002 than December 31, 2001 and lower payables associated with services operations in the fourth quarter of 2002 compared to the fourth quarter of 2001. The decrease in income taxes payable was due to less pre-tax income in the fourth quarter of 2002 than the fourth quarter of 2001, and 2002 cash tax payments.

For the fiscal year ended December 31, 2002, cash used for investing activities was $202.3 million compared to $211.1 for the same period of 2001. The Company used approximately $152.4 million of cash for seven acquisitions during 2002. See Note 3 of Notes to the Consolidated Financial Statements. Capital spending of $49.4 million was primarily related to rental equipment for the Company’s Solids Control operations and Top Drive businesses, and the construction of a coating plant in the Far East.

For the fiscal year ended December 31, 2002, the Company generated $148.4 million of cash from financing activities compared to cash generated from financing activities in 2001 of $173.1 million. Cash generated consisted of net borrowings of $139.2 million (primarily from the issuance of $150.0 million of Senior Notes described in Note 8 to Notes to the Financial Statements) and proceeds from the sale of stock of $9.5 million.

On January 30, 2002 the Company entered into a new credit agreement with a syndicate of banks that provided up to $125.0 million of funds under a revolving credit facility and $5 million under a bilateral letter of credit facility with a separate bank. The agreement was amended on September 5, 2002 with the available revolving funds increased to $150.0 million. The facility expires on January 30, 2005. The facility is secured by guarantees of material U.S. subsidiaries. The interest rate on the borrowed portion of the revolver is based on the Company’s rating by S&P and Moody’s, which at the time of the agreement resulted in an interest rate of Libor + 0.625% or the prime rate. Commitment fees range from 0.1% to 0.25% depending on the Company rating. At December 31, 2002, there was $146.9 million of funds available under the revolving credit facility and $3.7 million of funds available under the bilateral letter of credit facility, with $3.1 million and $1.3 million being used for letters of credit, respectively.

The Company believes that its December 31, 2002 cash and cash equivalents, its outstanding credit facility, and cash flow from operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

A summary of the Company’s outstanding contractual obligations at December 31, 2002 is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 years	After 5 years
Total Debt	$467,928	$7,045	$7,426	$3,429	$450,028
Operating Leases	87,799	23,341	28,705	13,681	22,072

Total contractual obligations	$555,727	$30,386	$36,131	$17,110	$472,100

Standby Letters of Credit	$22,877	$12,112	$10,765	$—	$—

Critical Accounting Policies and Estimates

In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to bad debts and inventory obsolescence; impairments of long-lived assets, including goodwill and our reserves for product warranty claims. Note 2 to the consolidated financial statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that we believe are reasonable; the combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

Reserves for bad debts are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. A substantial portion of the Company’s revenues come from international oil companies, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, our customers may be unable to repay these receivables, and additional allowances could be required.

Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our future expectations related to requirements to provide spare parts for our substantial installed base and new products. Changes in worldwide oil and gas drilling activity and the development of new technologies associated with the drilling industry could require the Company to record additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.

Accruals for warranty claims are provided based on historical experience at the time of sale. Product warranties generally cover periods from one to three years. Our accruals for warranty claims are affected by the size of our installed base of products currently under warranty, as well as new products delivered to the market. If actual experience proves different from historical estimates, changes to the Company’s provision rates may be required.

Long-lived assets, which include property and equipment, goodwill, and identified intangible assets comprise a significant amount of the Company’s total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are reviewed for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions or the intended use of these assets could require a provision for impairment in a future period.

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

The willingness of oil and gas operators to make capital expenditures for the exploration and production of oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including the prevailing and expected market prices for oil and natural gas. Such prices are impacted by, among other factors, the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain price stability through voluntary production limits, the level of production of non-OPEC countries, worldwide demand for oil and gas, general economic and political conditions, costs of exploration and production, availability of new leases and concessions, and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations. In addition, the war in Iraq may have an impact on market prices for oil and natural gas. No assurance can be given as to the level of future oil and gas industry activity or demand for the Company’s services and products.

The Company’s foreign operations, which include significant operations in Canada, Europe, the Far East, the Middle East and Latin America, are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationship between the Company and such government-owned petroleum companies. Although the Company has from time to time experienced problems arising from political instability, nationalistic policies, economic instability or currency restrictions, such problems have not been material to the Company’s financial results. However, there can be no assurances that such problems will not be material in the future, including as a result of the war in Iraq and political instability in Venezuela.

The Company’s solids control, inspection and coating services routinely involve the handling of waste materials, some of which may be considered to be hazardous wastes. The Company is subject to numerous local, state and federal laws and regulations concerning the containment and disposal of materials, pursuant to which the Company has been required to incur compliance and clean-up costs, which were not substantial in 2002, 2001, and 2000. Compliance with environmental laws and regulations due to currently unknown circumstances or developments, however, could result in substantial costs and have a material adverse effect on the Company’s results of operations and financial condition.

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

ITEM 7A.    QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not believe it has a material exposure to capital market risk. The Company has historically managed its exposure to interest changes by using a combination of fixed rate debt, variable rate debt, and, occasionally, interest rate swap and collar agreements in its total debt portfolio. As of December 31, 2002, the Company had no interest rate swap or collar agreements outstanding. At December 31, 2002, the Company had $467.9 million of outstanding debt. Fixed rate debt included $201.4 million of Senior Notes at a fixed rate of 7 1/4%, $149.2 million of Senior Notes at a fixed interest rate of 5 1/2%, and $99.3 million of Senior Notes at a fixed interest rate of 7 1/2%. With respect to foreign currency fluctuations, the Company primarily uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company’s policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at December 31, 2002. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

Because the Company operates in virtually every oil and gas exploration and production region in the world, it conducts a portion of its business in currencies other than the U.S. dollar. The functional currency for some of the Company’s international operations is the applicable local currency. Although some of the Company’s international revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. During the years ended December 31, 2002, 2001, and 2000 the Company reported foreign currency losses (gains) of $5,201,000, ($71,000), and $1,134,000, respectively. The losses were primarily due to exchange rate fluctuations related to receivable and payable balances denominated in currencies other than the functional currency.

Assets and liabilities of those foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the common stockholders’ equity section of the Company’s balance sheet. The Company recorded currency translation losses of $840,000, $2,094,000, and $6,311,000 during the years ended December 31, 2002, 2001, and 2000 related to these translations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and subsidiaries required to be included in this Item 8 are set forth in Item 15 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated herein by reference the information appearing under the captions “Proposal 1—Election of Directors,” “Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting to be filed with the Securities and Exchange Commission (the “Commission”) on or before April 30, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

There is hereby incorporated herein by reference the information appearing under the caption “Executive Compensation” of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting to be filed with the Commission on or before April 30, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated herein by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting to be filed with the Commission on or before April 30, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated herein by reference the information appearing under the caption “Commission Committee Interlocks and Insider Participation” of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting to be filed with the Commission on or before April 30, 2003.

ITEM 14.    CONTROLS and PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–14(c)) as of a date within 90 days prior to the filing of this annual report on Form 10-K, have concluded that our disclosure controls and procedures are adequate and effective for the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, and that this information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)  Changes in internal control

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation described above.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(3)  The list of exhibits contained in the Index to Exhibits are filed as part of this Report—Page 44.

(b)  Reports on Form 8-K

On November 13, 2002, the Company filed a Form 8-K Current Report reporting certain changes in its senior management.

On November 15, 2002, the Company filed a Form 8-K Current Report reporting that it had priced a private placement of $150 million 5.5% Senior Notes due 2012.

EXHIBIT INDEX

Exhibit No.	Description	Note No.

3.1	Third Amended and Restated Certificate of Incorporation of Varco International, Inc., dated May 30, 2000.	(Note 1)

3.2	Third Amended and Restated Bylaws.	(Note 1)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Varco International, Inc., dated November 30, 2000.	(Note 1)

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

(Note 1)

4.2	Purchase Agreement dated as of October 1, 1991 between the Company and Baker Hughes Incorporated regarding certain registration rights.	(Note 2)

4.3	Registration Rights Agreement dated April 24, 1996 among the Company, SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink Industries Limited.	(Note 3)

4.4	Registration Rights Agreement dated March 7, 1997 among the Company and certain stockholders of Fiber Glass Systems, Inc.	(Note 4)

4.5

Indenture, dated as of February 25, 1998, between the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $100,000,000 aggregate principal amount of 7½% Senior Notes due 2008; Specimen Certificate of 7½% Senior Notes due 2008 (private notes); and Specimen Certificate at 7½% Senior Notes due 2008 (public notes).

(Note 5)

4.6

Indenture, dated as of May 1, 2001, among the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $200,000,000 aggregate principal amount of 7¼% Senior Notes due 2011; Specimen Certificate of 7¼% Senior Notes due 2011 (private notes); and Specimen Certificate of 7¼% Senior Notes due 2011 (public notes).

(Note 6)

4.7

Indenture, dated as of November 19, 2002, between the Company, the guarantors named therein and The Bank of New York Trust Company of Florida as trustee, relating to $150,000,000 aggregate principal amount of 5.5% Senior Notes due 2012 (private notes) Specimen Certificate of 5.5% Senior Notes due 2012 (private notes); and Specimen Certificate of 5.5% Senior Notes due 2012 (public notes).

(Note 7)

4.8	Registration Rights Agreement dated as of November 19, 2002, among the Company and Salomon Smith Barney Inc.	(Note 7)

10.1

Credit Agreement, dated as of January 30, 2002, among the Company, as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative Agent, Bank One, NA, as Syndication Agent, Credit Suisse First Boston, Cayman Islands Branch, as Documentation Agent, and the other Banks a party thereto.

(Note 8)

10.2*	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)

10.3*	Amended and Restated 1996 Equity Participation Plan.	(Note 1)

10.3.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 22)

Exhibit No.	Description	Note No.
10.4*

Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.

(Note 9)

10.5*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 10)

10.6*	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)

10.7	Lease dated March 7, 1975, as amended	(Note 11)

10.7.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8	(Note 14)

10.7.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 15)

10.8	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 16)

10.8.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.9	(Note 15)

10.9*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 17)

10.9.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 18)

10.10*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 15)

10.10.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 19)

10.11*	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)

10.12	Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial Leasing, Inc.	(Note 20)

10.13*	Form of Executive Agreement of certain members of senior management	(Note 21)

10.13.1*	Form of First Amendment to Executive Agreements	(Note 21)

10.14*	Executive Agreement of John F. Lauletta	(Note 21)

10.15*	Executive Agreement of Joseph C. Winkler	(Note 21)

10.16*	Agreement with George Boyadjieff dated November 29, 2002

10.17*	Form of Indemnity Agreement	(Note 21)

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries

23	Consent of Ernst & Young, LLP.

For purposes of this list of exhibits and the notes below, the term “Company” refers to the registrant, Varco International, Inc., a Delaware corporation formerly known as Tuboscope Inc., and the term “Varco” refers to Varco International, Inc., a California corporation which merged with and into the registrant in June 2000.

(*)	Management contract, compensation plan or arrangement.

Table of Contents

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525).

Note 3	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 1996.

Note 4	Incorporated by reference to the Company’s Current Report on 8-K Filed on March 19, 1997, as amended by Amendment No. 1 filed on May 7, 1997.

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115).

Note 6	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-64226).

Note 7	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-102162).

Note 8	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Note 9	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150).

Note 10	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072).

Note 11	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981.

Note 12	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

Note 13	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

Note 14	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985.

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 16	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

Note 17	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681.

Note 18	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999.

Note 19	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Note 20	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 21	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582).

Note 22	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARCO INTERNATIONAL, INC.

Dated: March 28, 2003	By:	/s/ JOHN F. LAULETTA
John F. Lauletta Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE I. BOYADJIEFF George I. Boyadjieff	Chairman of the Board	March 28, 2003

/S/ JOHN F. LAULETTA John F. Lauletta	Director, Chief Executive Officer and President	March 28, 2003

/S/ CLAY C. WILLIAMS Clay C. Williams	Vice President and Chief Financial Officer	March 28, 2003

/S/ ROBERT W. BLANCHARD Robert W. Blanchard	Principal Accounting Officer	March 28, 2003

/S/ GEORGE S. DOTSON	Director	March 28, 2003
George S. Dotson

/S/ ANDRE R. HORN	Director	March 28, 2003
Andre R. Horn

/S/ RICHARD A. KERTSON	Director	March 28, 2003
Richard A. Kertson

/S/ ERIC L. MATTSON	Director	March 28, 2003
Eric L. Mattson

/S/ L. E. SIMMONS	Director	March 28, 2003
L. E. Simmons

/S/ JEFFERY A. SMISEK	Director	March 28, 2003
Jeffery A. Smisek

/S/ DOUGLAS E. SWANSON	Director	March 28, 2003
Douglas E. Swanson

/S/ EUGENE R. WHITE	Director	March 28, 2003
Eugene R. White

/S/ JAMES D. WOODS	Director	March 28, 2003
James D. Woods

CERTIFICATION

I, John F. Lauletta, Chief Executive Officer and President, certify that:

1.    I have reviewed this Annual Report on Form 10-K of Varco International, Inc.;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ JOHN F. LAULETTA
John F. Lauletta Chief Executive Officer and President (Principal Executive Officer)

I, Clay C. Williams, Vice President and Chief Financial Officer, certify that:

1.    I have reviewed this Annual Report on Form 10-K of Varco International, Inc.;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/S/ CLAY C. WILLIAMS
Clay C. Williams Vice President and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Varco International, Inc.

We have audited the accompanying consolidated balance sheets of Varco International, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varco International, Inc. at December 31, 2002 and 2001, and the consolidated results of its income and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

ERNST & YOUNG LLP

Houston, Texas

January 30, 2003

VARCO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$105,997	$57,499
Accounts receivable, net	323,456	342,036
Inventory, net	279,958	229,678
Deferred tax assets	15,727	6,618
Prepaid expenses and other	22,840	27,374

Total current assets	747,978	663,205

Property and equipment, net	450,131	400,416
Identified intangibles, net	32,918	30,722
Goodwill, net	418,659	325,135
Other assets, net	11,374	9,632

Total assets	$1,661,060	$1,429,110

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$90,604	$102,559
Accrued liabilities	111,430	102,315
Income taxes payable	9,252	27,652
Current portion of long-term debt and short-term borrowings	7,045	7,077

Total current liabilities	218,331	239,603
Long-term debt	460,883	315,537
Pension liabilities and post-retirement obligations	24,899	25,834
Deferred taxes payable	35,252	18,604
Other liabilities	1,413	1,218

Total liabilities	740,778	600,796

Common stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 98,416,012 shares issued and 96,991,312 shares outstanding at December 31, 2002 (97,402,339 shares issued and 95,977,639 shares outstanding at December 31, 2001)	984	974
Paid in capital	525,782	514,137
Retained earnings	427,355	347,548
Accumulated other comprehensive loss	(18,509)	(19,015)
Less: treasury stock at cost (1,424,700 shares)	(15,330)	(15,330)

Total common stockholders’ equity	920,282	828,314

Total liabilities and equity	$1,661,060	$1,429,110

See accompanying notes.

VARCO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Revenue:
Sales	$810,749	$751,284	$463,556
Services and rentals	524,315	516,525	403,059

Total	1,335,064	1,267,809	866,615

Cost and expenses:
Cost of sales	499,960	488,558	296,955
Cost of services and rentals	452,097	395,257	321,647
Amortization of goodwill	—	10,457	8,444
Selling, general and administrative	163,383	152,276	119,942
Research and engineering costs	57,072	46,635	32,146
Merger, transaction, and litigation costs	6,487	16,500	26,570

Total	1,178,999	1,109,683	805,704

Operating profit	156,065	158,126	60,911

Other expense (income):
Interest expense	25,608	21,776	15,282
Interest income	(860)	(2,145)	(3,374)
Foreign exchange loss (gain)	5,201	(71)	1,134
Other	3,337	6,471	2,022

Income before income taxes	122,779	132,095	45,847
Provision for income taxes	42,972	49,127	24,792

Net income	$79,807	$82,968	$21,055

Earnings per common share:
Basic earnings per common share	$0.83	$0.87	$0.23

Dilutive earnings per common share	$0.82	$0.86	$0.22

Weighted average number of common shares outstanding:
Basic	96,629	95,733	92,774

Dilutive	97,431	96,675	95,356

See accompanying notes.

VARCO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Shares Outstanding	Common Stock $.01 Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Common Stockholders’ Equity
	(in thousands)
Balance at December 31, 1999	91,178	$926	$475,734	$243,525	$(10,610)	$(15,330)	$694,245

2000 Comprehensive income:
Net income	—	—	—	21,055	—	—	21,055
Foreign currency translation adjustment	—	—	—	—	(6,311)	—	(6,311)

2000 Comprehensive income	—	—	—	21,055	(6,311)	—	14,744
Common stock issued	1,297	13	12,212	—	—	—	12,225
Common stock issued executive match program	323	3	6,428	—	—	—	6,431
Conversion of stock warrants	2,023	20	(20)	—	—	—	—
Tax benefit of options exercised	—	—	4,338	—	—	—	4,338

Balance at December 31, 2000	94,821	962	498,692	264,580	(16,921)	(15,330)	731,983

2001 Comprehensive income:
Net income	—	—	—	82,968	—	—	82,968
Foreign currency translation adjustment	—	—	—	—	(2,094)	—	(2,094)

2001 Comprehensive income	—	—	—	82,968	(2,094)	—	80,874
Common stock issued	1,101	11	10,806	—	—	—	10,817
Common stock issued in exchange for convertible debt	56	1	833	—	—	—	834
Tax benefit of options exercised	—	—	3,806	—	—	—	3,806

Balance at December 31, 2001	95,978	974	514,137	347,548	(19,015)	(15,330)	828,314

2002 Comprehensive income:
Net income	—	—	—	79,807	—	—	79,807
Foreign currency translation adjustment	—	—	—	—	(840)	—	(840)
Gain from interest rate contract	—	—	—	—	1,346	—	1,346

2002 Comprehensive income	—	—	—	79,807	506	—	80,313
Common stock issued	1,002	10	9,533	—	—	—	9,543
Common stock issued in exchange for convertible debt	11	—	167	—	—	—	167
Tax benefit of options exercised	—	—	1,945	—	—	—	1,945

Balance at December 31, 2002	96,991	$984	$525,782	$427,355	$(18,509)	$(15,330)	$920,282

See accompanying notes.

VARCO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income	$79,807	$82,968	$21,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,246	67,900	56,518
Non-cash merger and transaction costs	—	—	12,101
Provision for losses on accounts receivable	2,894	6,326	4,895
Provision for losses on inventory	7,702	9,507	5,772
Provision (benefit) for deferred taxes	7,219	(8,146)	5,826
Write off investments	—	1,986	—
Stock compensation	—	—	2,176
Other non-cash charges	(607)	408	(352)
Changes in current assets and liabilities, net of effects from acquisitions:
Accounts receivable	35,358	(51,872)	(15,904)
Inventory	(54,032)	(60,914)	(9,852)
Prepaid expenses and other assets	3,150	(9,520)	481
Accounts payable, accrued liabilities and other	(22,984)	19,954	(6,552)
Income taxes payable	(15,970)	25,398	5,623

Net cash provided by operating activities	101,783	83,995	81,787

Cash flows used for investing activities:
Capital expenditures	(49,377)	(65,834)	(45,463)
Proceeds from the sale of fixed assets	—	461	2,094
Business acquisitions, net of cash acquired	(152,363)	(145,953)	(21,685)
Other	(593)	200	182

Net cash used for investing activities	(202,333)	(211,126)	(64,872)

Cash flows provided by (used for) financing activities:
Borrowings under financing agreements, net	239,388	302,600	16,953
Principal payments under financing agreements	(100,168)	(137,832)	(113,720)
Debt issue costs	(1,732)	(1,782)	—
Proceeds from interest rate contract	1,346	—	—
Proceeds from sale of common stock, net	9,543	10,132	10,049

Net cash provided by (used for) financing activities	148,377	173,118	(86,718)

Effect of exchange rate changes on cash	671	(664)	(1,138)
Net increase (decrease) in cash and cash equivalents	48,498	45,323	(70,941)

Cash and cash equivalents:
Beginning of period	57,499	12,176	83,117

End of period	$105,997	$57,499	$12,176

Supplemental disclosure of cash information:
Cash paid during the year for:
Interest	$24,826	$19,350	$17,473

Taxes	$52,753	$31,740	$12,643

See accompanying notes.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Nature of Business and Risk Factors

The Company provides highly engineered drilling and well-servicing equipment, products and services to the world’s oil and gas industry. The Company operates in four principal business segments: Drilling Equipment Sales, Tubular Services, Drilling Services and Coiled Tubing and Wireline Products. A more detailed description of products and services is provided in Note 12 Business Segments and Foreign Operations.

The Company’s overall results depend largely on the level of worldwide oil drilling and production activity, the prices of oil and gas, the level of capital investments by other oilfield service firms, and worldwide oil and gas inventory levels. Demand for the Company’s Drilling Equipment Sales is largely dependent on the level of offshore drilling activity and on capital investment by drilling contractors. Demand for the Company’s Tubular Services is based on the relatively low cost of its services compared to the costs to a customer of a failure or interruption in service. Demand for the Company’s Drilling Services is due to the reduction of drilling costs in land and offshore drilling operations, and its ability to help minimize the environmental impact of drilling operations. Demand for the Company’s Coiled Tubing & Wireline equipment is due to the economic benefits Coiled Tubing equipment provides in oil and gas workover operations versus conventional techniques, including reduced service time, and the continuous production of the well.

The Company operates in over 40 countries around the world. Its revenues are geographically located in North America (50%), Latin America (10%), Europe, Africa, and the Middle East (29%), and the Far East (11%). As a result of its international presence, the Company’s operations are subject to the risks normally associated with conducting businesses in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without compensation. In addition, the Company has significant customer concentrations in the Middle East, Latin America and the Far East whose spending can be volatile based on oil price changes, the political environment and delays in the government budget. Adverse changes in individual circumstances can have a significant negative impact on the financial performance of the Company.

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company’s products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. The Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer and when collectibility is reasonably assured. The Company also recognizes revenue on bill-and-hold transactions where the product has been completed and is ready to be shipped, however at the customer’s request, the Company is storing the product on the customers’ behalf for a brief period of time, typically less than one year. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. The amounts billed for shipping and handling cost are included in revenue and related costs are included in costs of sales.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial Instruments and Concentrations of Credit Risk

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated fair value because of the relatively short maturity of these instruments. The carrying value of debt approximated fair values as of December 31, 2002 and 2001 except for the Company’s $100,000,000 7½% Senior Notes due 2008, and $200,000,000 7¼% Senior Notes due 2011. Based on information provided by a national brokerage company, the $100 million Senior Notes were valued at $111,146,000 and $103,030,000 at December 31, 2002 and 2001, and the $200 million Senior Notes were valued at $211,601,000 and $199,960,000 at December 31, 2002 and 2001. The fair value of the $150,000,000 5½% Senior Notes approximates its carrying value at December 31, 2002. The fair value of other financial instruments approximate their carrying value at December 31, 2002.

Substantially all of the Company’s accounts receivable are due from customers in the oil and gas industry, both in the United States and internationally. The Company performs periodic credit evaluations of its customers and generally does not require collateral. In certain circumstances, the Company requires letters of credit to further insure credit worthiness.

Reserve for bad debts are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. Accounts receivable are net of allowances for doubtful accounts of approximately $11,558,000 and $11,517,000 at December 31, 2002 and 2001, respectively.

Inventory

Inventories are stated at the lower of cost or market. The Company determines the cost of inventories using the last-in, first-out (“LIFO”) method for certain of its Drilling Equipment Sales inventory (representing 12% of total inventory) and the weighted average method for other inventory. Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our future expectations related to our substantial installed base and the development of new products. Inventory is net of our reserve of excess and obsolete inventory of approximately $28,993,000 and $31,028,000 at December 31, 2002 and 2001, respectively.

Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and generally by the accelerated or modified accelerated costs recovery systems for income tax reporting purposes. Estimated useful lives are 30 years for buildings and 5-12 years for machinery and equipment. The cost of repairs and maintenance is charged to income as incurred. Major repairs and improvements are capitalized and depreciated over the remaining useful life of the asset. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Property and equipment depreciation expense was $54,889,000, 53,781,000, and $44,789,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Goodwill and Identified intangibles

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets”

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Identified intangibles with determinable lives are being amortized on a straight-line basis, over estimated useful lives between 5 and 40 years, and are presented net of accumulated amortization of approximately $30,202,000 and $26,369,000 at December 31, 2002 and 2001, respectively. Identified intangibles consist primarily of technology, patents, trademarks, license agreements, existing service contracts and covenants not to compete. Amortization expense of identified intangibles for the next five years is estimated to be $12,600,000.

Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired. Prior to the adoption of SFAS 142, such excess costs were being amortized on a straight-line basis over lives ranging from 10-40 years depending on the estimated economic life. Accumulated amortization at December 31, 2002 and 2001 was approximately $55,361,000.

The effects of not amortizing goodwill and other intangible assets in periods prior to adoption of SFAS 142 follows (in thousands except per share data):

	Year ended December 31,
	2001	2000
Net income as reported	$82,968	$21,055
Add: Amortization of goodwill	10,457	8,444

Net income as adjusted	$93,425	$29,499

Basic earnings per common share as reported	$0.87	$0.23
Add: Amortization of goodwill	.11	.09

Basic earnings per common share as adjusted	$0.98	$0.32

Diluted earnings per common share as reported	$0.86	$0.22
Add: Amortization of goodwill	.11	.09

Diluted earnings per common share as adjusted	$0.97	$0.31

On at least an annual basis, the Company assesses whether goodwill is impaired. The annual impairment tests are performed at the beginning of the fourth quarter of each year. If it is determined that goodwill is impaired, that impairment is measured based on the amount by which the book value of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of that reporting unit as a whole. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying amount of goodwill has been impaired. Fair value of the reporting units is determined based on internal management estimates.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 superceded SFAS 121, “Accounting for the Impairment of Long-Lived Assets

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and for Long-Lived Assets to be Disposed Of”. The adoption of SFAS 144 had no effect on the Company’s results of operations. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, the Company considers market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. Long- lived assets expected to be disposed of, including excess equipment and production facilities held for sale, are stated at their estimated fair value less costs to sell.

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

Derivative financial instruments

The Company records all derivative financial instruments at their fair value in our consolidated balance sheet. All derivative financial instruments the Company holds are designated as cash flow hedges and are highly effective in offsetting movements in the underlying risks. Accordingly, gains and losses from changes in the fair value of derivative financial instruments are deferred and recognized in earnings as the underlying transactions occur. Because the derivative financial instruments are so closely related to the underlying transactions, hedge ineffectiveness is insignificant.

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

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the computation of basic and dilutive earnings per share (net income in thousands):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net income	$79,807	$82,968	$21,055

Denominator:
Basic—weighted average common shares outstanding	96,629	95,733	92,774
Dilutive effect of:
Employee stock options	802	898	1,411
Stock Warrants	—	—	1,010
Executive Stock Match Program	—	—	83
Convertible Note	—	44	78
Dilutive outstanding shares	97,431	96,675	95,356

Basic earnings per share	$0.83	$0.87	$0.23

Dilutive earnings per share	$0.82	$0.86	$0.22

Use of estimates in the preparation of financial statements

The consolidated financial statements and related notes, which have been prepared in conformity with generally accepted accounting principles, require the use of management estimates. Actual results could differ from these estimates.

Reclassification

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with current year classifications.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No 143, “Accounting for Asset Retirement Obligations,” (SFAS 143). SFAS 143 requires a company to recognize a liability associated with a legal obligation to retire or remove any tangible long-lived assets. The new

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement is effective beginning in 2003 and the Company is currently evaluating if it will have a material impact on its financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities “(SFAS 146) which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. If the Company had early adopted statement SFAS 146, it would not have affected the Company’s accounting for restructuring activities which occurred in 2002.

3.    Acquisitions

Fiscal 2002

On September 6, 2002, the Company acquired substantially all of ICO Inc.’s oilfield services business for approximately $138,630,000 including cash of $136,240,000 and accrued payables of $2,390,000. The acquisition of ICO’s oilfield services business further solidified the Company’s worldwide leadership position in the oilfield inspection and coating markets. The combination of the Company’s and ICO’s business is expected to create operating efficiencies and reduce costs through operational integration. ICO’s oilfield services business provides inspection, coating and reconditioning of drill pipe, tubing, casing and sucker rods used in oil and gas operations. Additionally, it sells and rents equipment and supplies used in the inspection of tubular goods and sucker rods. Under the purchase agreement, the Company acquired the assets of ICO’s oilfield services business in the U.S., Mexico, Southeast Asia and Europe and the stock of ICO’s Canadian operating subsidiary. The Company incurred transaction costs of approximately $3,658,000 related primarily to the write off of duplicate facilities as a result of the ICO acquisition.

The Company also completed six other acquisitions in 2002 for an aggregate purchase price of $15,036,000 including cash of $13,736,000 and notes payable of $1,300,000. These acquisitions included:

•	A & A Tubular Inspection Inc., a California provider of inspection and reclamation of oilfield tubular goods and sucker rods.

•	Environmental Rig Solutions, a Texas based provider of equipment to enhance waste management on customer well sites.

•	Marr Associates Pipeline Integrity, Ltd, a Canada based provider of integrity and data management, direct assessment, corrosion control and stress corrosion cracking services to the Pipeline industry.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2002 acquisitions (in thousands):

	ICO	All Other Acquisitions	Total
Current assets	$23,201	$2,165	$25,366
Property, plant and equipment	46,910	3,756	50,666
Intangible assets	—	4,406	4,406
Goodwill	86,425	5,920	92,345
Other assets	702	2,038	2,740

Total assets acquired	157,238	18,285	175,523

Current liabilities	17,444	2,393	19,837
Long term debt	2,926	750	3,676
Other liabilities	628	20	648

Total liabilities	20,998	3,163	24,161

Net assets acquired	$136,240	$15,122	$151,362

Goodwill allocated to business segments in 2002 was $90,296,000 for Tubular Services and $2,049,000 for Drilling Services.

Fiscal 2001

In January, 2001, the Company acquired Quality Tubing Inc., a manufacturer of coiled tubing which is used in conjunction with specialized equipment manufactured by the Company to remediate and drill oil and gas wells, for an aggregate cash purchase price of approximately $55,020,000. This acquisition complements Varco’s comprehensive offering of coiled tubing technology, combining coiled tubing with the equipment required to run it.

The Company also completed fourteen additional acquisitions for an aggregate purchase price of $99,044,000 consisting of cash of $90,397,000 and notes and accrued payables of $8,647,000. These acquisitions included:

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

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2001 acquisitions (in thousands):

	Quality Tubing	All Other Acquisitions	Total
Current assets	$15,377	$41,200	$56,577
Property, plant and equipment	8,049	33,494	41,543
Intangible assets	146	7,398	7,544
Goodwill	40,639	57,228	97,867

Total assets acquired	64,211	139,320	203,531

Current liabilities	7,291	32,948	40,239
Long term debt	1,107	10,711	11,818
Other liabilities	793	2,680	3,473

Total liabilities	9,191	46,339	55,530

Net assets acquired	$55,020	$92,981	$148,001

The following table summarizes goodwill additions for 2001 acquisitions by business segment (in thousands):

2001
Drilling Equipment Sales	$10,118
Tubular Services	651
Drilling Services	11,923
Coiled Tubing & Wireline Products	75,175

Total goodwill	$97,867

Fiscal 2000

The Company completed three acquisitions for an aggregate purchase price of $24,106,000 consisting of cash of $21,685,000 and accrued cash payments of $2,421,000.

Each of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each business is included in the consolidated results of operations from the date of acquisition. A summary of the acquisitions follows (in thousands):

	2002	2001	2000
Fair value of assets acquired	$176,343	$201,483	$26,045
Cash paid	(152,363)	(145,953)	(21,685)

Liabilities assumed and debt issued	$23,980	$55,530	$4,360

Excess purchase price over fair value of assets acquired	$92,345	$97,867	$5,175

Other

Cash paid in 2002 and 2001 includes $2,388,000 and $536,000 for 2001 and 2000 acquisitions, respectively.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if these acquisitions had occurred at the beginning of 2001. The pro forma information includes certain adjustments which give effect to amortization of goodwill, interest expense on acquisition debt

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other adjustments, together with related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected at the beginning of 2001.

	2002	2001
Revenue	$1,411,266	$1,463,543

Net income	$81,343	$87,240

Dilutive earnings per common share	$0.83	$.90

4.    Inventory

At December 31, inventories consist of the following (in thousands):

	2002	2001
Raw materials	$83,660	$89,477
Work in progress	65,192	56,785
Finished goods	170,640	127,659
Inventory reserves including LIFO reserves	(39,534)	(44,243)

Inventory, net	$279,958	$229,678

5.    Property, plant and equipment

At December 31, property, plant, and equipment consist of the following (in thousands):

	2002	2001
Land and buildings	$172,196	$138,330
Operating equipment	379,295	353,548
Rental equipment	230,890	198,169

	782,381	690,047
Less accumulated depreciation	(332,250)	(289,631)

	$450,131	$400,416

6.    Accrued Liabilities

At December 31, accrued liabilities consist of the following (in thousands):

	2002	2001
Compensation	$38,249	$26,279
Warranty	9,368	8,037
Interest	6,439	6,674
Taxes (non income)	7,387	7,666
Insurance	11,989	8,211
Other	37,998	45,448

	$111,430	$102,315

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

The components of income before income taxes consist of the following (in thousands):

	2002	2001	2000
U.S.	$62,373	$59,866	$8,390
Foreign	60,406	72,229	37,457

	$122,779	$132,095	$45,847

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

The provision (benefit) for income taxes consists of the following at December 31 (in thousands):

	2002	2001	2000
Current provision:
U.S.	$17,609	$27,809	$3,346
Foreign	18,144	29,464	15,612

Total current provision	35,753	57,273	18,958

Deferred provision (benefit):
U.S.	3,012	(3,162)	5,045
Foreign	4,207	(4,984)	789

Total deferred provision (benefit)	7,219	(8,146)	5,834

Total provision	$42,972	$49,127	$24,792

The reconciliation of the expected to the computed tax provision (benefit) is as follows at December 31 (in thousands):

	2002	2001	2000
Tax expense at federal statutory rate	$42,972	$46,232	$16,046
Incremental effect of foreign operations	2,991	4,446	1,892
Nondeductible goodwill amortization and merger related costs	—	1,621	8,906
State income taxes, net of federal benefit	163	—	488
FSC benefit	(3,705)	(3,490)	(940)
Change in valuation allowance	—	—	(271)
Other, net	551	318	(1,329)

	$42,972	$49,127	$24,792

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, are as follows (in thousands):

	2002	2001
Gross deferred tax assets:
Receivables	$2,547	$1,492
U.S. and foreign net operating losses	2,228	1,708
Accrued liabilities and other reserves	3,613	2,565
Inventory reserves and intercompany profit elimination	14,524	8,019
Tax credit carry forwards	—	6,576
Post retirement benefit obligation	2,428	5,099

Subtotal gross deferred tax assets	25,340	25,459
Valuation allowance	(1,975)	(913)

Net deferred tax assets	23,365	24,546

Gross deferred tax liabilities:
Property and equipment	35,339	26,606
Intangible assets	1,051	2,615
Reserve for unremitted foreign earnings	6,500	6,500
All other	—	811

Gross deferred tax liabilities	42,890	36,532

Total net deferred tax liability	$19,525	$11,986

The total net deferred tax liability at December 31, 2002 is comprised of $15,727,000 of net current tax assets and $35,252,000 net noncurrent deferred tax liabilities.

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

At December 31, 2002 the Company has approximately $7,893,000 of foreign net operating loss carryforwards, the majority of which have a three year life. The Company has a valuation allowance of $1,975,000 against these net operating losses as the Company believes that the corresponding deferred tax asset may not be fully realizable.

The Company is currently engaged in tax audits and appeals in various tax jurisdictions. The years covered by each audit or appeal vary considerably among legal entities. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Long-term Debt

At December 31, long-term debt consists of the following (in thousands):

	2002	2001
$200,000 Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	$201,361	$201,524
$100,000 Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	99,263	99,118
$150,000 Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	149,215	—
Other	18,089	21,972

Total debt	467,928	322,614
Less: Current maturities	7,045	7,077

Long-term debt	$460,883	$315,537

Principal payments of long-term debt for years subsequent to 2003 are as follows (in thousands):

2004	$ 5,564
2005	1,862
2006	1,373
2007	2,056
Thereafter	450,028

$460,883

Senior Notes

On February 25, 1998, the Company issued $100,000,000 of 7 1/2% Senior Notes due 2008 (“2008 Notes”). On May 1, 2001, the Company issued $200,000,000 7 1/4% Senior Notes due 2011 (“2011 Notes”). On November 19, 2002, the Company issued $150,000,000 of 5.5% Senior Notes due 2012 (“2012” Notes”). The 2008 Notes, 2011 Notes, and 2012 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively “Guarantor Subsidiaries” and individually “Guarantor”). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the credit agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

New Revolver Facility

On January 30, 2002, the Company entered into a new credit agreement with a syndicate of banks that provided up to $125.0 million of funds under a revolving credit facility. The credit facility was later expanded to $150.0 million. The facility expires on January 30, 2005. The facility is secured by guarantees of material U.S. subsidiaries. The interest rate on the borrowed portion of the revolver is based on the Company’s rating by S&P and Moody’s which at the time of the agreement resulted in an interest rate of LIBOR + 0.625% or the prime rate. Commitment fees range from 0.1% to 0.25% depending on the Company rating.

Other

Based upon information obtained from a national brokerage company at December 31, 2002, the fair value of the 2008 Notes was approximately $111,146,000, and the fair value of the 2011 Notes was approximately

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$211,601,000. The fair value of the 2012 Notes is undeterminable at December 31, 2002, as they were unregistered securities. A registration statement was filed on December 23, 2002 for the exchange of unregistered 2012 Notes for registered 2012 Notes. The carrying value of the Company’s other debt, approximates its fair value. Other debt includes $3,371,459 in promissory notes due to former owners of businesses acquired who remain employed by the Company.

At December 31, 2002, the Company had outstanding letters of credit of $22,877,473.

9.    Retirement and Other Benefit Plans

During the periods reported, substantially all the Company’s U.S. employees were covered by defined contribution retirement plans. The Company also has a deferred compensation plan for its highly compensated employees to permit retirement contributions in excess of the statutory limits. Employees may voluntarily contribute up to 25% of compensation, as defined, to these plans. The participants’ contributions were matched by the Company up to a maximum of 4% of compensation. Under these plans, Company contributions were approximately $5,094,086, $5,014,378, and $4,721,000, in 2002, 2001, and 2000, respectively.

For certain executives, the Company has a supplemental defined benefits plan providing retirement and death benefits. The plan is unfunded and the net pension liability was $6,963,538 and $6,211,550 at December 31, 2002 and 2001, respectively. All participants became fully vested with full service credit until age 65. In 2001, the plan was amended to include current executive officers of the Company. Expense under the plan was $766,836, $430,294, and $1,949,000 in 2002, 2001, and 2000, respectively. For certain former employees who retired prior to December 31, 1993, healthcare and life insurance benefits are provided through insurance companies. In 2001, the plan was amended to cover current executive officers of the Company upon their retirement.

The assumed weighted-average annual rate of increase in the per capita cost of covered benefits is 11.0% for 2002 and is assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2002, by $1,205,056 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2002 by $77,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% at December 31, 2002 and 7.25% at December 31, 2001.

Net periodic postretirement benefit cost includes the following components (in thousands):

	2002	2001	2000
Interest cost	$763	$701	$733
Amortization of transition obligation	763	763	763
Amortization of gain	(363)	(485	(471)

	$1,163	$979	$1,025

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the change in benefit obligation of the Company’s unfunded postretirement benefit plan (in thousands):

	2002	2001
Benefit obligation at beginning of year	$11,011	$10,134
Interest cost	763	701
Benefits paid	(429)	(932)
Actuarial loss (gain)	532	1,108

Benefit obligation at end of year	$11,877	$11,011

Funded status	$11,877	$11,011
Unrecognized actuarial (gain)	3,668	4,564
Unrecognized transition obligation	(7,617)	(8,380)

Accrued postretirement benefit obligation	$7,928	$7,195

The Company has two defined benefit pension plans covering substantially all full-time employees in Germany. Plan benefits are based on years of service and employee compensation for the last three years of service. The plans are unfunded and benefit payments are made directly by the Company. Pension expense includes the following components for the fiscal years ending December 31 (in thousands):

	2002	2001	2000
Service cost	$263	$204	$186
Interest cost	689	567	529
Net amortization	(162)	(350)	(352)

Pension expense	$790	$421	$363

The following table sets forth the amounts recognized in the Company’s consolidated balance sheets and reconciles the projected benefit obligation from the beginning of the year to the end of the year (in thousands):

	2002	2001
Projected benefit obligation at beginning of year	$8,105	$7,543
Service cost	263	204
Interest cost	689	567
Benefits paid	(257)	(211)
Change in discount rates	411	—
Exchange rate change	988	2

Projected benefit obligation at the end of the year	10,199	8,105
Unrecognized net gain (loss)	(370)	203

Pension liability	$9,829	$8,308

The rate of increase in future compensation levels used in determining the projected benefit obligations was 2% for December 31, 2002, 2001, and 2000. The discount rate was 6.75% for December 31, 2002, and 7% for December 31, 2001 and 2000.

10.    Common Stockholders’ Equity

In 2000, the Board of Directors and stockholders approved an amendment to the amended and restated 1996 Equity Participation Plan increasing the number of authorized shares of common stock to be granted to officers, key employees of the Company, and non-employee members of the Board of Directors from 3,450,000 to

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7,650,000 shares. Options granted under the plan to key employees are generally exercisable in installments over three years starting one year from the date of grant and expire ten years from the date of grant. Options granted under the plan to non-employee members of the Board of Directors are exercisable in installments over four year periods starting one year from the date of grant and expire ten years from the date of grant. Options outstanding under acquired plans will maintain the terms under which the options were granted. These terms allow options granted to key employees and non-employee directors to be exercisable in installments from one to five years starting one year from the date of grant and expire ten years from the date of grant.

The following summarizes options activity:

	Years Ended December 31,
	2002	2001	2000
Shares under option at beginning of year	4,733,869	4,520,618	5,068,068
Granted	1,722,355	1,176,241	687,443
Cancelled	(268,072)	(125,958)	(182,918)
Exercised	(680,150)	(837,032)	(1,051,975)

Shares under option at end of year	5,508,002	4,733,869	4,520,618

Average price of outstanding options	$14.86	$14.47	$11.88

Exercisable at end of year	2,844,726	2,766,843	3,087,409

The following summarizes information about stock options outstanding as of December 31, 2002:

	Weighted-Avg. Remaining Contractual Life	Options Outstanding		Options Exercisable
Range of Exercise Price		Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price
$ 3.21 to $ 7.5625	4.32	1,145,991	$6.72	1,145,991	$6.72
11.10 to 19.85	7.71	2,873,290	14.45	921,234	15.00
20.00 to 32.55	7.19	1,488,721	21.93	777,501	22.63

Totals	6.86	5,508,002	$14.86	2,844,726	$13.75

For options granted during 2002, 2001, and 2000, the weighted-average fair value at date of grant was $8.48, $13.37, and $6.35 per option, respectively. Assuming that the Company had accounted for its stock-based employee compensations plans using the alternative fair value method, the Company’s pro forma net income would have been $72,151,000, $76,703,000 and $16,275,000 and pro forma dilutive earnings per share would have been $0.74, $0.79, and $0.17 for 2002, 2001, and 2000, respectively.

The fair value of each option grant was estimated on the date of grant using a Black Scholes option pricing model with the following assumptions for 2002, 2001, and 2000, respectively; risk free interest rates of 3.82%, 5.5%, and 5.5%; expected lives of contracts of 3 to 10 years; and volatility of 51.0 percent, 52.6 percent, and 52.9 percent.

The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a price equal to 85% of its fair market value at the lesser of the beginning or end of a six-month plan period. During the fiscal year ended December 31, 2002, the Company sold 328,846 shares under this plan.

During 1998, the Board of Directors authorized the repurchase, at management’s discretion, of $20,000,000 of the Company’s common stock. Under this program, the Company repurchased 1,424,700 shares at a cost of $15,330,000 during 1998.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2082. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $33,305,000, $31,210,000, and $29,159,000 in 2002, 2001, and 2000, respectively.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2002 are payable as follows (in thousands):

2003	$23,341
2004	17,178
2005	11,527
2006	8,176
2007	5,505
Thereafter	22,072

Total future lease commitments	$87,799

12.    Business Segments And Foreign Operations

The Company is organized based on the products and services it offers. The Company reorganized into four principal business segments: Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

Drilling Equipment Sales:    This segment manufactures, sells, leases and repairs integrated systems and equipment for rotating and handling pipe on a drilling rig; including conventional drilling rig tools and equipment, including pipe handling tools, hoisting equipment and rotary equipment, pressure control and motion compensation equipment, and flow devices. This segment also sells after market spare parts and consumables for its drilling systems. Customers include oil and gas companies and drilling contractors.

Tubular Services:    This segment provides internal coating products and services, inspection and quality assurance services for tubular goods and sucker rods. Additionally, Tubular Services includes the sale of Fiberglass and composite tubing, and the sale and rental of proprietary equipment used to inspect tubular products at steel mills. Tubular Services also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major and independent oil and gas companies, national oil companies, drilling and workover contractors, oilfield equipment and product distributors, industrial plant operations, pipeline operators, and steel mills.

Drilling Services:    This segment consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drill cuttings (solids) from fluids used in the oil and gas drilling processes, and the sale of computer based drilling information and control systems, as well as conventional drilling rig instrumentation. Customers include major and independent oil and gas companies, national oil companies, and drilling contractors.

Coiled Tubing & Wireline Products:    This segment consists of the sale of highly-engineered coiled tubing equipment, pressure control equipment, coiled tubing pipe, pressure pumping, wireline and related tools to companies engaged in providing oil and gas well drilling, completion and remediation services. Customers include major oil and gas coiled tubing service companies, as well as major oil companies and large independents.

The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements. The Company evaluates the performance of its operating segments at the operating profit level which consists of income before interest expense (income), other expense (income), nonrecurring items and income taxes. Intersegment sales and transfers are not significant.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized information for the Company’s reportable segments is contained in the following table. Other Unallocated includes corporate related expenses and certain goodwill and identified intangible amortization not allocated to product lines. Operating profit excludes transaction costs of $3,658,000 (2002) associated with the acquisition of substantially all of the oilfield services business of ICO and $2,829,000 (2002) associated with the early termination of certain employment contracts in conjunction with the 2000 Merger, litigation costs of $16,500,000 (2001), merger and transaction costs of $26,570,000 (2000) associated with the Merger.

	Drilling Equipment Sales	Tubular Services	Drilling Services	Coiled Tubing & Wireline Products	Other Unallocated	Total
	(in thousands)
2002
Revenue	$486,695	$355,966	$278,617	$213,786	$—	$1,335,064
Operating profit	71,630	54,405	50,476	39,455	(53,414)	162,552
Total assets	388,414	559,284	380,141	245,411	87,810	1,661,060
Goodwill	15,911	194,011	96,800	111,937	—	418,659
Capital expenditures	15,313	11,717	17,987	2,265	2,095	49,377
Depreciation and amortization	13,539	16,807	21,028	4,277	3,595	59,246

2001
Revenue	$395,550	$352,624	$314,272	$205,363	$—	$1,267,809
Operating profit	39,162	67,740	70,502	44,902	(47,680)	174,626
Total assets	324,741	404,653	403,984	253,246	42,486	1,429,110
Goodwill	15,911	103,140	94,903	111,171	—	325,125
Capital expenditures	13,992	12,645	34,248	3,408	1,541	65,834
Depreciation and amortization	16,168	15,783	21,791	4,623	9,535	67,900

2000
Revenue	$283,360	$248,099	$250,229	$84,927	$—	$866,615
Operating profit	30,193	39,666	39,673	13,895	(35,946)	87,481
Total assets	223,369	377,980	351,243	106,675	17,715	1,076,982
Goodwill	6,238	108,083	85,892	38,428	—	238,641
Capital expenditures	9,750	11,178	22,413	999	1,123	45,463
Depreciation and amortization	14,966	13,221	20,345	1,722	6,264	56,518

The following table represents revenues by country or geographic region based on the location of the use of the product or service:

	2002	2001	2000
	(in thousands)
U.S.	$579,400	$527,060	$351,252
Canada	90,255	102,817	66,916
Latin America	135,173	167,253	140,589
United Kingdom	90,229	86,163	55,056
Other Europe	135,796	153,916	89,781
Far East	142,618	100,274	75,330
Other	161,593	130,326	87,691

Total	$1,335,064	$1,267,809	$866,615

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the net book value of property and equipment based on the location of the assets:

	2002	2001	2000
	(in thousands)
U.S.	$264,236	$224,118	$195,695
Latin America	45,955	48,468	47,368
Canada	49,602	43,006	25,886
United Kingdom	47,290	48,226	38,983
Netherlands	8,535	9,278	9,842
Other Europe	12,964	12,491	13,014
Far East	16,827	13,213	11,966
Middle East	4,722	1,616	919

Total	$450,131	$400,416	$343,673

13.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On November 19, 2002, the Company issued $150 million of 5.5% Senior Notes due 2012 (“2012 Notes”). The 2012 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain direct wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the credit agreement, 2011 Notes, 2008 Notes, and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

On May 1, 2001, the Company issued $200.0 million of 7¼% Senior Notes due 2011 (“2011 Notes”). The 2011 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the credit facility, the 2012 Notes, the 2008 Notes, and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

On February 25, 1998, the Company issued $100 million of 7½% Senior Notes due 2008 (“2008 Notes”). The 2008 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks  pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Senior credit agreement, 2012 Notes and the 2011 Notes, and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following condensed consolidating balance sheets as of December 31, 2002 and 2001 and the related condensed consolidating statements of income and cash flows for each of the three years in the period ended December 31, 2002 should be read in conjunction with the notes to these consolidated financial statements.

	Year Ended December 31, 2002
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING BALANCE SHEET
Current assets:
Cash and cash equivalents	$4,221	$63,547	$38,229	$—	$105,997
Accounts receivable, net	272,340	1,147,297	1,072,233	(2,168,414)	323,456
Inventory, net	—	193,787	86,171	—	279,958
Other current assets	—	26,057	12,510	—	38,567

Total current assets	276,561	1,430,688	1,209,143	(2,168,414)	747,978
Investment in subsidiaries	1,228,861	521,277	—	(1,750,138)	—
Property and equipment, net	—	304,013	146,118	—	450,131
Identifiable intangibles, net	—	29,160	3,758	—	32,918
Goodwill, net	—	285,788	132,871	—	418,659
Other assets, net	3,860	3,689	3,825	—	11,374

Total assets	$1,509,282	$2,574,615	$1,495,715	$(3,918,552)	$1,661,060

Current liabilities:
Accounts payable	$118,009	$1,244,406	$896,603	$(2,168,414)	$90,604
Accrued liabilities	6,264	66,831	38,335	—	111,430
Income taxes	—	9,348	(96	—	9,252
Current portion of long-term debt	—	2,353	4,692	—	7,045

Total current liabilities	124,273	1,322,938	939,534	(2,168,414)	218,331
Long-term debt	449,839	6,191	4,853	—	460,883
Pension liabilities	14,888	—	10,011	—	24,899
Deferred taxes payable	—	15,919	19,333	—	35,252
Other liabilities	—	706	707	—	1,413

Total liabilities	589,000	1,345,754	974,438	(2,168,414)	740,778
Common stock	984	—	—	—	984
Paid in capital	525,782	720,068	254,917	(974,985)	525,782
Retained earnings	427,355	509,851	283,811	(793,662)	427,355
Cumulative translation adjustment	(18,509)	(1,058	(17,451)	18,509	(18,509)
Treasury stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	920,282	1,228,861	521,277	(1,750,138)	920,282

Total liabilities and equity	$1,509,282	$2,574,615	$1,495,715	$(3,918,552)	$1,661,060

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001
	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING BALANCE SHEET
Current assets:
Cash and cash equivalents	$5,562	$25,137	$26,800	$—	$57,499
Accounts receivable, net	274,127	609,398	883,931	(1,425,420)	342,036
Inventory, net	—	167,157	62,521	—	229,678
Other current assets	—	27,516	6,476	—	33,992

Total current assets	279,689	829,208	979,728	(1,425,420)	663,205
Investment in subsidiaries	984,501	456,972	—	(1,441,473)	—
Property and equipment, net	—	267,819	132,597	—	400,416
Identifiable intangibles, net	—	29,586	1,136	—	30,722
Goodwill, net	—	192,822	132,313	—	325,135
Other assets, net	5,420	3,386	826	—	9,632

Total assets	$1,269,610	$1,779,793	$1,246,600	$(2,866,893)	$1,429,110

Current liabilities:
Accounts payable	$117,995	$697,155	$712,829	$(1,425,420)	$102,559
Accrued liabilities	5,255	61,694	35,366	—	102,315
Income taxes	—	16,716	10,936	—	27,652
Current portion of long-term debt	—	3,058	4,019	—	7,077

Total current liabilities	123,250	778,623	763,150	(1,425,420)	239,603
Long-term debt	300,642	7,362	7,533	—	315,537
Pension liabilities	17,404	—	8,430	—	25,834
Deferred taxes payable	—	9,307	9,297	—	18,604
Other liabilities	—	—	1,218	—	1,218

Total liabilities	441,296	795,292	789,628	(1,425,420)	600,796
Common stock	974	—	—	—	974
Paid in capital	514,137	579,352	244,777	(824,129)	514,137
Retained earnings	347,548	405,149	231,210	(636,359)	347,548
Cumulative translation adjustment	(19,015)	—	(19,015)	19,015	(19,015)
Treasury stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	828,314	984,501	456,972	(1,441,473)	828,314

Total liabilities and equity	$1,269,610	$1,779,793	$1,246,600	$(2,866,893)	$1,429,110

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Revenue	$—	$953,398	$551,904	$(170,238)	$1,335,064
Cost of sales	—	707,558	414,737	(170,238)	952,057
Selling, general and administrative	—	115,607	47,776	—	163,383
Research and engineering costs	—	50,740	6,332	—	57,072
Merger, transaction, and litigation costs	—	6,292	195	—	6,487

Total costs	—	880,197	469,040	(170,238)	1,178,999

Operating profit	—	73,201	82,864	—	156,065
Other expenses (income)	1,339	(182)	6,521	—	7,678
Interest expense	23,556	661	1,391	—	25,608

Income (loss) before income taxes	(24,895)	72,722	74,952	—	122,779
Provision for income taxes	—	20,621	22,351	—	42,972
Equity in net income of subsidiaries	104,702	52,601	—	(157,303)	—

Net income	$79,807	$104,702	$52,601	$(157,303)	$79,807

	Year Ended December 31, 2001
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Revenue	$—	$943,231	$485,548	$(160,970)	$1,267,809
Cost of sales	—	700,382	344,403	(160,970)	883,815
Amortization of goodwill	—	5,348	5,109	—	10,457
Selling, general and administrative	—	110,710	41,566	—	152,276
Research and engineering costs	—	41,362	5,273	—	46,635
Merger, transaction, and litigation costs	—	16,500	—	—	16,500

Total costs	—	874,302	396,351	(160,970)	1,109,683

Operating profit	—	68,929	89,197	—	158,126
Other expenses	926	1,947	1,382	—	4,255
Interest expense	19,724	949	1,103	—	21,776

Income (loss) before income taxes	(20,650)	66,033	86,712	—	132,095
Provision for income taxes	—	24,647	24,480	—	49,127
Equity in net income of subsidiaries	103,618	62,232	—	(165,850)	—

Net income	$82,968	$103,618	$62,232	$(165,850)	$82,968

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2000
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Revenue	$—	$599,683	$377,444	$(110,512)	$866,615
Cost of sales	—	464,424	254,988	(100,810)	618,602
Amortization of goodwill	—	3,980	4,464	—	8,444
Selling, general and administrative	—	69,816	50,126	—	119,942
Research and engineering costs	—	27,707	4,439	—	32,146
Merger, transaction, and litigation costs	—	23,875	2,695	—	26,570

Total costs	—	589,802	316,712	(100,810)	805,704

Operating profit	—	9,881	60,732	(9,702)	60,911
Other expenses (income)	5,785	4,017	(318)	(9,702)	(218)
Interest expense	13,333	1,437	512	—	15,282

Income (loss) before income taxes	(19,118)	4,427	60,538	—	45,847
Provision for income taxes	—	8,391	16,401	—	24,792
Equity in net income of subsidiaries	40,173	44,137	—	(84,310)	—

Net income	$21,055	$40,173	$44,137	$(84,310)	$21,055

	Year Ended December 31, 2002
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating activities	$(23,041)	$215,128	$49,354		$(139,658)	$101,783
Net cash provided by (used for) investing activities:
Capital expenditures	—	(29,924)	(19,453)		—	(49,377)
Business acquisitions, net of cash acquired	—	(139,376)	(12,987)		—	(152,363)
Investments in subsidiaries	(139,658)	—	—		139,658	—
Other	—	—	(593)			(593)

Net cash provided by (used for) investing activities	(139,658)	(169,300)	(33,033)		139,658	(202,333)
Net cash provided by (used for) financing activities:
Net borrowings (payments) under financing agreements	152,201	(7,418)	(5,563)		—	139,220
Debt issue costs	(1,732)	—	—		—	(1,732)
Proceeds from cash flow hedge	1,346	—	—		—	1,346
Net proceeds from sale of common stock, net	9,543	—	—			9,543

Net cash provided by (used for) financing activities	161,358	(7,418)	(5,563)		—	148,377
Effect of exchange rate changes on cash	—	—	671		—	671
Net increase (decrease) in cash and cash equivalents	(1,341)	38,410	11,429		—	48,498
Cash and cash equivalents:
Beginning of period	5,562	25,137	26,800			57,499

End of period	$4,221	$63,547	$38,229	$		$105,997

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001
	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating activities	$(38,262)	$196,610	$70,023	$(144,376)	$83,995
Net cash provided by (used for) investing activities:
Capital expenditures	—	(38,566)	(27,268)	—	(65,834)
Business acquisitions, net of cash acquired	—	(109,290)	(36,663)	—	(145,953)
Investments in subsidiaries	(144,376)	—	—	144,376	—
Other	—	—	(1,121)	—	(1,121)

Net cash provided by (used for) investing activities	(144,376)	(147,856)	(65,052)	144,376	(212,908)
Net cash provided by (used for) financing activities:
Net payments under financing agreements	178,068	(20,888)	7,588	—	164,768
Net proceeds from sale of common stock	10,132	—	—	—	10,132

Net cash provided by (used for) financing activities	188,200	(20,888)	7,588	—	174,900
Effect of exchange rate changes on cash	—	—	(664)	—	(664)
Net increase in cash and cash equivalents	5,562	27,866	11,895	—	45,323
Cash and cash equivalents:
Beginning of period	—	(2,729)	14,905	—	12,176

End of period	$5,562	$25,137	$26,800	$—	$57,499

	Year Ended December 31, 2000
	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating activities	$55,689	$(26,395)	$37,231	$15,262	$81,787
Net cash provided by (used for) investing activities:
Capital expenditures	—	(21,420)	(24,043)	—	(45,463)
Business acquisitions, net of cash acquired	—	(15,423)	(6,262)	—	(21,685)
Investments in subsidiaries	15,262	—	—	(15,262)	—
Other	—	—	2,276	—	2,276

Net cash provided by (used for) investing activities	15,262	(36,843)	(28,029)	(15,262)	(64,872)
Net cash used for financing activities:
Net payments under financing agreements	(81,000)	(13,935)	(1,832)	—	(96,767)
Net proceeds from sale of common stock	10,049	—	—	—	10,049

Net cash used for financing activities	(70,951)	(13,935)	(1,832)	—	(86,718)
Effect of exchange rate changes on cash	—	—	(1,138)	—	(1,138)
Net increase (decrease) in cash and cash equivalents	—	(77,173)	6,232	—	(70,941)
Cash and cash equivalents:
Beginning of period	—	74,444	8,673	—	83,117

End of period	$—	$(2,729)	$14,905	$—	$12,176

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2002, 2001, and 2000 is as follows:

	Revenue	Operating Profit (Loss)	Net Income (Loss)	Basic Earnings (Loss) Per Common Share	Dilutive Earnings (Loss) Per Common Share
	(In thousands, except for share data)
2002
First Quarter	$315,783	$38,780	$19,162	$0.20	$0.20
Second Quarter	335,896	42,615	20,860	0.22	0.21
Third Quarter	329,366	36,586	18,682	0.19	0.19
Fourth Quarter	354,019	38,084	21,103	0.22	0.22

Total Year	$1,335,064	$156,065	$79,807	$0.83	$0.82

2001
First Quarter	$274,213	$36,644	$19,127	$0.20	$0.20
Second Quarter	303,875	25,940	11,747	0.12	0.12
Third Quarter	327,472	46,334	24,898	0.26	0.26
Fourth Quarter	362,249	49,208	27,196	0.28	0.28

Total Year	$1,267,809	$158,126	$82,968	$0.87	$0.86

2000
First Quarter	$203,775	$18,602	$8,768	$0.10	$0.09
Second Quarter	205,821	(7,233)	(12,593)	(0.14)	(0.14)
Third Quarter	211,393	21,141	10,815	0.12	0.11
Fourth Quarter	245,626	28,401	14,065	0.15	0.15

Total Year	$866,615	$60,911	$21,055	$0.23	$0.22

During the first quarter of 2002, the Company incurred reorganization costs of $2,829,000 for early termination of employment agreements for several senior executives arising from the Merger in 2000. The Company recorded transaction costs as a result of the acquisition of substantially all of the oilfield services business of ICO of $2,369,000 and $1,289,000 in the third and fourth quarters, respectively, of 2002. During the second quarter of 2001, the Company engaged in a court ordered mediation and as a result recorded a $16,500,000 charge concerning a patent litigation matter, which has subsequently been settled. In connection with the Merger in 2000, the Company incurred $26,570,000 of transaction costs during the following quarters of 2000: $23,596,000 (second quarter), $1,164,000 (third quarter), and $1,810,000 (fourth quarter).

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective January 1, 2002. The effects of not amortizing goodwill and other intangible assets in periods prior to the adoption of SFAS 142 would have resulted in an increase in quarterly net income of approximately $2.6 million ($.03 per share) in 2001 and approximately $2.1 million ($.02 per share) in 2000.

SCHEDULE I

VARCO INTERNATIONAL, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONSOLIDATED BALANCE SHEETS

(Parent Company Only)

December 31, 2002 and 2001

	December 31, 2002	December 31, 2001
	(in thousands)
ASSETS
Cash and cash equivalents	$$4,221	$5,562
Amounts due from affiliates	272,340	272,851
Accounts receivable	—	1,276
Other assets	3,860	5,420
Investment in subsidiaries	1,228,861	984,501

Total assets	$1,509,282	$1,269,610

LIABILITIES AND EQUITY
Amounts due to affiliates	$118,009	$117,995
Interest payable	6,264	5,255
Pension liabilities and post retirement obligations	14,888	17,404
Notes payable	449,839	300,642

Common stockholders’ equity:
Common stock, $.01 par value 200,000,000 shares authorized, 98,416,012 shares issued and 96,991,312 shares outstanding at December 31, 2002 (97,402,339 shares issued and 95,977,639 outstanding at December 31, 2001)	984	974
Paid-in capital	525,782	514,137
Retained earnings	427,355	347,548
Accumulated other comprehensive loss	(18,509)	(19,015)
Less: treasury stock at cost (1,424,700 shares)	(15,330)	(15,330)

Total common stockholders’ equity	920,282	828,314

Total liabilities and equity	$1,509,282	$1,269,610

See notes to condensed financial statements.

SCHEDULE I

VARCO INTERNATIONAL, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

(Parent Company Only)

Years ended December 31, 2002, 2001, 2000

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Equity in net earnings of subsidiaries	$104,702	$103,618	$40,173
Interest expense	(23,556)	(19,724)	(13,333)
Other	(1,339)	(926)	(5,785)

Net income	$79,807	$82,968	$21,055

See notes to condensed financial statements.

SCHEDULE I

VARCO INTERNATIONAL, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

Years ended December 31, 2002, 2001, 2000

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$79,807	$82,968	$21,055
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in net earnings of subsidiaries	(104,702)	(103,618)	(40,173)
Changes in current assets and liabilities:
Accounts receivable	1,276	1,011	(2,265)
Other assets	1,560	(4,246)	—
Pension liabilities and post-retirement obligations	(2,516)	17,404	—
Interest payable	1,009	2,138	(2,050)
Amounts due from (to) affiliates, net	525	(33,919)	79,122

Net cash provided by (used for) operating activities	(23,041)	(38,262)	55,689

Cash flows provided by (used for) investing activities:
Investment in subsidiaries	(139,658)	(144,376)	15,262

Cash flows provided by (used for) financing activities:
Borrowings (payments) under financing agreements, net	149,197	174,837	(88,055)
Other	2,618	3,231	7,055
Proceeds from sale of common stock	9,543	10,132	10,049

Net cash provided by (used for) financing activities	161,358	188,200	(70,951)

Net change in cash and cash equivalents	(1,341)	5,562	—
Beginning of the year	5,562	—	—

End of year	$4,221	$5,562	$—

See notes to condensed financial statements.

SCHEDULE I

VARCO INTERNATIONAL, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2002, 2001, 2000

For information concerning restrictions pertaining to the common stock and commitments and contingencies, see Notes 10 and 11 of notes to consolidated financial statements of Varco International, Inc.

SCHEDULE II

VARCO INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001, 2000

	Balance Beginning of Year	Additions (Deductions) Charged to Costs and Expenses	Charge offs and Other	Balance End of Year
	(in thousands)
Allowance for doubtful accounts:
2002	$11,517	$2,894	$(2,853)	$11,558
2001	$10,199	$6,326	$(5,008)	$11,517
2000	$8,373	$4,895	$(3,069)	$10,199

Allowance for excess and obsolete inventory reserves (excludes LIFO):
2002	$31,028	$7,702	$(9,737)	$28,993
2001	$23,333	$9,507	$(1,812)	$31,028
2000	$26,933	$5,772	$(9,372)	$23,333

Valuation allowance for deferred tax assets:
2002	$913	$1,062	$—	$1,975
2001	$967	$—	$(54)	$913
2000	$1,238	$(271)	$—	$967