Form 10-K/A
period 2001-12-31
VARCO INTERNATIONAL INC /DE/
filed 2003-04-03
CIK 860097

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Pursuant to an agreement executed in connection with the acquisition of the Company in 1988, Minstar agreed to hold the Company harmless from and against any and all losses, liabilities, damages, deficiencies and expenses (in excess of $1.5 million in the aggregate) arising out of product and/or general liability claims arising out of occurrences on or prior to the closing of the acquisition. In addition, Minstar agreed to hold the Company harmless from any and all losses, liabilities and damages, deficiencies and expenses related to any action, suit, litigation, proceeding or governmental investigation existing or pending on or prior to the closing of the acquisition. Minstar’s obligations to indemnify the Company are subject to limitations concerning the time for submitting claims (within 60 days after the running of the applicable statute of limitations, after factoring in any waivers or extensions of such statute of limitation) and the amount of losses to be covered. There is a dispute with Minstar concerning whether the indemnification referenced above is applicable only if the claim is the type that would be covered by a product or general liability insurance policy.

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

ITEM 6.    SELECTED FINANCIAL DATA

The information below is presented in order to highlight significant trends in the Company’s results from operations and financial condition.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except ratio and per share data)
Statement of Income Data:
Revenue	$1,267,809	$866,615	$975,848	$1,307,681	$1,070,318
Operating profit(1)	158,126	60,911	67,348	179,062	180,412
Net income(2)	$82,968	$21,055	$29,809	$102,283	$102,979

Basic earnings per common share(2)	$0.87	$0.23	$0.33	$1.13	$1.16

Dilutive earnings per common share(2)	$0.86	$0.22	$0.32	$1.09	$1.10

Other Data:
Net cash provided by operating activities	$83,995	$81,787	$119,064	$93,949	$135,094
Cash flows used for investing activities	$(211,126)	$(64,872)	$(43,638)	$(112,909)	$(118,344)
Cash flows provided by (used for) financing activities	$173,118	$(86,718)	$(29,891)	$4,671	$19,533
Earnings per common share before goodwill amortization	$0.97	$0.31	$0.41	$1.18	$1.18
EBITDA(3)	$221,771	$117,647	$126,168	$231,185	$222,865
Ratio of EBITDA to interest expense(4)	10.2x	7.7x	6.7x	11.6x	12.3x
Ratio of earnings to fixed charges(5)	5.6x	3.1x	3.0x	7.2x	8.1x
Depreciation and amortization	$67,900	$56,518	$57,180	$52,972	$43,081
Capital expenditures	$65,834	$45,463	$30,729	$78,356	$81,805

Balance Sheet Data (end of period):
Working capital	$423,602	$263,378	$310,175	$290,398	$218,771
Total assets	1,429,110	1,076,982	1,131,313	1,259,092	1,157,296
Total debt	322,614	136,507	233,335	260,692	237,897
Common stockholders’ equity	828,314	731,983	694,245	658,441	553,232

(1)	The 1998 operating profit includes $1.5 million write-off of rental equipment and $0.9 million allowance for abandoned leases and other obligations. Excluding these charges, operating profit was $187.6 million. The 1999 operating profit includes $7.8 million of transaction costs and write-offs associated with the terminated Newpark merger. Excluding these costs, operating profit was $75.2 million. The 2000 operating profit includes $9.7 million of financial advisor fees, $4.3 million of compensation costs, $5.1 million to fully vest employees participating in the Executive Stock Match program, $3.5 million in equipment rationalization charges and $3.9 million of other transaction costs associated with the Varco Merger. Excluding these costs, operating profit was $87.5 million. The 2001 operating profit includes $16.5 million of litigation costs. Excluding these costs, operating profit was $174.6 million.

(2)	The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective January 1, 2002. The effects of not amortizing goodwill and other intangible assets in periods prior to the adoption of SFAS 142 would have resulted in net income of $93.4 million, $29.5 million, $38.2 million, $110.0 million and $110.5 million for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively; basic earnings per common share of $.98, $.32, $.42, $1.21 and $1.24 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively; and diluted earnings per common share of $.97, $.31, $.41, $1.18 and $1.18 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

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

Eric L. Mattson.    Mr. Mattson has served on our Board of Directors since January 1994. Mr. Mattson has been the Chief Financial Officer of Netrail, Inc., a private Internet backbone and broadband service provider, since September 1999. Netrail filed for Chapter 11 Bankruptcy protection in the Northern Georgia district of the United States Bankruptcy Court in July 2001. Mr. Mattson currently serves as the Chief Financial Officer and the primary representative for Netrail in connection with finalization of Netrail’s bankruptcy proceedings. From July 1993 until May 1999, Mr. Mattson served as Senior Vice President and Chief Financial Officer of Baker Hughes Incorporated. After leaving Bakers Hughes Incorporated, Mr. Mattson surveyed various opportunities until accepting employment with Netrail, Inc. For more than five years prior to 1993, Mr. Mattson was Vice President and Treasurer of Baker Hughes. Baker Hughes is a provider of products and services to the oil, gas and process industries.

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

Douglas E. Swanson.    Mr. Swanson has served on our Board of Directors since October 1997. He has been President, Chief Executive Officer, and a director of Oil States International, Inc., a provider of oil and gas drilling services since January 2000. Mr. Swanson was the President, Chief Executive Officer and Chairman of the Board of Cliffs Drilling Company from 1992 to July 1999. After leaving Cliffs Drilling Company, Mr. Swanson surveyed various opportunities until accepting employment with the Oil States International Inc. From 1978 to 1992, Mr. Swanson was an Executive Vice President of Cliffs Drilling Company, an international offshore and land contract drilling company.

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

Clay C. Williams.    Mr. Williams has been our Vice President-Corporate Development since February 2001 and from February 1997 until February 2000. From May 1999 to February 2001, he was Vice-President of Pipeline-Services for the Company. From April 1996 to February 1997, Mr. Williams was our Director of

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

*	Management contract, compensation plan or arrangement.
††	Previously filed with Varco’s original Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 11, 2002.

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 11, 2001.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-31102), filed on September 15, 1989.

Note 3	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525), filed on October 24, 1991.

Note 4	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150), filed on November 24, 1993.

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072), filed on November 23, 1993.

Note 6	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 21, 1996.

Note 7	Intentionally deleted.

Note 8	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-05237), filed on June 5, 1996.

Note 9	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 16, 1996.

Note 10	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 20, 1997.

Note 11	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115), filed on April 27, 1998.

Note 12	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998.

Note 13	Intentionally deleted.

Note 14	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582), filed on April 12, 2000.

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981, filed on March 18, 1982.

Note 16	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, filed on March 29, 1983.

Note 17	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984, filed on March 29, 1985.

Note 18	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985, filed on July 30, 1985.

Note 19	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on March 30, 1989.

Note 20	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration (333-21681), filed on February 12, 1997.

Note 21	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed on March 24, 1993.

Note 22	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

Note 23	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 28, 1997.

Note 24	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 26, 1998.

Note 25	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

Note 26	Incorporated by reference to Varco’s Annual Report on Form 10-K/A for the year ended December 31, 1999, filed on April 27, 2000.

Note 27	Incorporated by reference to Varco’s Registration Statement on Form S-4 (No. 333-64226), filed on June 29, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARCO INTERNATIONAL, INC.

Dated: April 3, 2003	By:	/s/ JOHN F. LAULETTA
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

Dated: April 3, 2003	/s/ JOHN F. LAULETTA
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

Dated: April 3, 2003	/s/ CLAY C. WILLIAMS
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

8.    Long-term Debt

At December 31, long-term debt consists of the following:

	2001	2000
	(in thousands)
$200,000,000 Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	$201,524	$—
$100,000,000 Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	99,118	100,000
$130,000,000 Term Notes payable to lenders, interest at 7.825% at December 31, 2000	—	26,832
Other	21,972	9,675

Total debt	322,614	136,507
Less: Current maturities	7,077	30,347

Long-term debt	$315,537	$106,160

Principal payments of long-term debt for years subsequent to 2002 are as follows (in thousands):

2003	$6,123
2004	5,249
2005	1,790
2006	1,447
Thereafter	300,928

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