Form 10-Q
period 2003-03-31
VARCO INTERNATIONAL INC /DE/
filed 2003-05-20
CIK 860097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The Registrant had 97,277,523 shares of common stock outstanding as of May 5, 2003.

VARCO INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VARCO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002
	(in thousands)
A S S E T S
Current assets:

Cash and cash equivalents	$79,321	$105,997
Accounts receivable, net	353,319	323,456
Inventory, net	291,622	279,958
Deferred tax assets	15,579	15,727
Prepaid expenses and other	20,842	22,840

Total current assets	760,683	747,978

Property and equipment, net	450,022	450,131
Identified intangibles, net	33,112	32,918
Goodwill, net	424,485	418,659
Other assets, net	13,344	11,374

Total assets	$1,681,646	$1,661,060

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86,785	$90,604
Accrued liabilities	106,849	111,430
Income taxes payable	10,615	9,252
Current portion of long-term debt and short-term borrowings	6,836	7,045

Total current liabilities	211,085	218,331
Long-term debt	459,985	460,883
Pension liabilities and post-retirement obligations	25,145	24,899
Deferred taxes payable	36,634	35,252
Other liabilities	1,425	1,413

Total liabilities	734,274	740,778

Common stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 98,685,269 shares issued and 97,260,569 shares outstanding at March 31, 2003 (98,416,012 shares issued and 96,991,312 shares outstanding at December 31, 2002)	987	984
Paid in capital	529,277	525,782
Retained earnings	448,289	427,355
Accumulated other comprehensive loss	(15,851)	(18,509)
Less: treasury stock at cost (1,424,700 shares)	(15,330)	(15,330)

Total common stockholders’ equity	947,372	920,282

Total liabilities and equity	$1,681,646	$1,661,060

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2003	2002 (restated)
	(in thousands, except share data)
Revenue	$367,477	$310,568
Costs and expenses:
Cost of services and products sold	263,862	221,097
Selling, general and administrative	47,115	37,965
Research and engineering costs	14,948	12,781
Merger, transaction and litigation costs	—	2,829

Total costs and expenses	325,925	274,672

Operating profit	41,552	35,896
Other expense (income):
Interest expense	7,899	6,068
Interest income	(352)	(151)
Other, net	1,799	2,447

Income before income taxes	32,206	27,532
Provision for income taxes	11,272	10,245

Net income	$20,934	$17,287

Earnings per common share:
Basic earnings per common share	$0.22	$0.18

Dilutive earnings per common share	$0.21	$0.18

Weighted average number of common shares outstanding:
Basic	97,137	96,138

Dilutive	97,970	96,841

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002 (restated)
	(in thousands)
Cash flows from operating activities:

Net income	$20,934	$17,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,326	14,712
Other non-cash charges, net	4,616	5,418
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(29,770)	22,813
Inventory	(10,965)	(31,614)
Other current assets	2,021	(929)
Accounts payable and accrued liabilities	(8,903)	(2,549)
Income taxes payable	1,834	(3,140)

Net cash (used for) provided by operating activities	(3,907)	21,998

Cash flows used for investing activities:
Capital expenditures	(9,426)	(13,705)
Business acquisitions, net of cash acquired	(14,952)	(6,814)
Other	(79)	(2,058)

Net cash used for investing activities	(24,457)	(22,577)

Cash flows provided by (used for) financing activities:
Borrowings under financing agreements	45	—
Principal payments under financing agreements	(1,384)	(4,083)
Proceeds from sale of common stock, net	3,027	1,870

Net cash provided by (used for) financing activities	1,688	(2,213)

Net increase (decrease) in cash and cash equivalents	(26,676)	(2,792)
Cash and cash equivalents:
Beginning of period	105,997	57,499

End of period	$79,321	$54,707

Supplemental disclosure of cash flow information:
Cash paid during the three month period for:
Interest	$4,092	$4,186

Taxes	$8,669	$14,621

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2003 and 2002

and as of December 31, 2002

1.	Organization and Basis of Presentation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Varco International, Inc. (the “Company”) and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments, consisting of normal recurring accruals, and accruals associated with the Company’s merger with Varco International, Inc., a California corporation, in May 2000 and the Company’s acquisition of substantially all of the oilfield services business of ICO, Inc. in September 2002, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

The financial statements included in this report should be read in conjunction with the Company’s 2002 audited consolidated financial statements and accompanying notes included in the Company’s 2002 Form 10-K, filed under the Securities Exchange Act of 1934, as amended.

2.	Revenue Recognition for Bill and Hold Transactions

In prior periods, the Company recognized revenue on bill and hold transactions when the related product had been completed and was ready to be shipped, title and risk of loss had passed to the customer and the Company believed that the other criteria set forth in Staff Accounting Bulletin (SAB) 101 had been satisfied. Pursuant to a recent review of its bill and hold transactions, the Company determined that it could not demonstrate that it met all of the SAB 101 criteria for all bill and hold transactions since January 1, 2000, particularly because it did not deliver products within a fixed delivery schedule in all cases. As a result, the Company will recognize revenue on bill and hold transactions only when delivery has occurred and all other conditions for revenue recognition have been met. If revenue from all bill and hold transactions occurring during the three years ended December 31, 2002 was recognized upon shipment of the related product, rather than on the date previously recognized, the Company’s financial results for fiscal years 2000, 2001 and 2002 would not be materially affected. While the Company has not restated its financial results for these annual periods, it is restating its financial results for all quarterly periods in 2001 and 2002, including the first quarter of 2002, to reflect recognition of revenue on bill and hold transactions upon shipment. The following table compares the Company’s reported and restated financial results for the first quarter of 2002 (in thousands, except per share data):

	Three Months Ended March 31, 2002
	As Previously Reported	Change	Restated

Revenue	$315,783	$(5,215)	$310,568

Operating Profit	$38,780	$(2,884)	$35,896

Net Income	$19,162	$(1,875)	$17,287

Basic Earnings (Loss) Per Share	$0.20	$(0.02)	$0.18

Dilutive Earnings (Loss) Per Share	$0.20	$(0.02)	$0.18

3.	Acquisitions

The Company completed five acquisitions in the three months ended March 31, 2003. The combined purchase price for these acquisitions was approximately $14,183,000 including cash consideration of $13,733,000 and noncash consideration of $450,000. Cash paid in 2003 for 2002 acquisitions was approximately $1,219,000.

4.	Inventory

At March 31, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$87,890	$83,660
Work in process	74,934	65,192
Finished goods	170,261	170,640
Inventory reserves	(41,463)	(39,534)

Inventory, net	$291,622	$279,958

5.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2003 and 2002 was as follows (in thousands):

	Three Months Ended March 31,
	2003	2002 (restated)
Comprehensive income:
Net income	$20,934	$17,287
Cumulative translation adjustment	2,658	(1,848)

Total comprehensive income	$23,592	$15,439

6.	Accounting For Stock-Based Compensation

In 2003, the Board of Directors and stockholders approved amendments to the Amended and Restated 1996 Equity Participation Plan, now known as the 2003 Equity Participation Plan. The amendments included an increase in the number of authorized shares of common stock to be granted to officers, key employees of the Company, and non-employee members of the Board of Directors from 7,650,000 to 12,150,000 shares. Options granted under the plan to key employees are generally exercisable in installments over three years starting one year from the date of grant and expire ten years from the date of grant. Options granted under the plan to non-employee members of the Board of Directors are exercisable in installments over four year periods starting one year from the date of grant and expire ten years from the date of grant. Options outstanding under acquired plans will maintain the terms under which the options were granted. These terms allow options granted to key employees and non-employee directors to be vested in installments from one to five years starting one year from the date of grant and expire ten years from the date of grant.

The company accounts for its stock-based employee compensation plans using the intrinsic value method. If the company had accounted for its stock-based employee compensation plans using the alternative fair value method, the Company's pro forma net income and earnings per common share would have been as follows (in thousands):

Pro forma net income and earnings per common share	Three Months Ended March 31,
	2003	2002 (restated)
Net income, as reported	$20,934	$17,287
Stock-based employee compensation cost, net of related tax effects	1,801	1,731

Pro forma net income	$19,133	$15,556

Earnings per common share:
Basic earnings per common share, as reported	$0.22	$0.18

Basic earnings per common share, pro forma	$0.20	$0.16

Dilutive earnings per common share, as reported	$0.21	$0.18

Dilutive earnings per common share, pro forma	$0.20	$0.16

Weighted average number of common shares outstanding:
Basic	97,137	96,138

Dilutive	97,970	96,841

7.	Business Segments

The Company is organized based on the products and services it offers: Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

Drilling Equipment Sales: This segment manufactures and sells systems and equipment for rotating and handling pipe on drilling rigs; a complete line of conventional drilling rig tools and equipment, including pipe handling tools, hoisting equipment and rotary equipment; pressure control and motion compensation equipment; and flow devices. Customers include major oil and gas companies and drilling contractors.

Tubular Services: This segment provides internal coating products and services for tubular goods; inspection and quality assurance services for tubular goods; and fiberglass tubulars. Additionally, the Tubular Services business sells and rents proprietary equipment used to inspect tubular products at steel mills. The Tubular Services business also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores, major pipeline operators, and steel mills.

Drilling Services: This segment consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drill cuttings (solids) from fluids used in the oil and gas drilling processes, and the sale of computer based drilling instrumentation, as well as conventional drilling rig instrumentation. Customers include major oil and gas companies, independent producers, national oil companies and drilling contractors.

Coiled Tubing & Wireline Products: This segment consists of the sale of highly-engineered coiled tubing equipment, related pressure control equipment, pressure pumping equipment, wireline equipment and related tools to companies engaged in oil and gas well drilling and completion and remediation services. Customers include major oil and gas service companies, as well as national oil companies.

The Company evaluates the performance of its operating segments at the operating profit level which consists of income before interest expense (income), other expense (income), nonrecurring items and income taxes. Intersegment sales and transfers are not significant.

Summarized unaudited information for the Company’s reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses and certain identified intangible amortization not allocated to product lines. Operating profit excludes merger, transaction and litigation costs of $2,829,000 in the three months ended March 31, 2002.

	Three Months Ended March 31,
	2003	2002 (restated)
	(in thousands)
Revenue:
Drilling Equipment Sales	$139,179	$110,276
Tubular Services	104,758	75,039
Drilling Services	69,460	71,252
Coiled Tubing & Wireline Products	54,080	54,001

Total	$367,477	$310,568

Operating Profit:
Drilling Equipment Sales	$17,717	$14,647
Tubular Services	13,119	10,448
Drilling Services	13,410	15,137
Coiled Tubing & Wireline Products	10,857	9,967
Other	(13,551)	(11,474)

Total	$41,552	$38,725

8.	Unaudited Condensed Consolidating Financial Information

On February 25, 1998, the Company issued $100,000,000 of 7½% Senior Notes due 2008 (“2008 Notes”). On May 1, 2001, the Company issued $200,000,000 7¼% Senior Notes due 2011 (“2011 Notes”). On November 19, 2002, the Company issued $150,000,000 of 5½% Senior Notes due 2012 (“2012 Notes”). The 2008 Notes, 2011 Notes, and 2012 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively “Guarantor Subsidiaries” and individually “Guarantor”). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the credit agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

The following condensed consolidating balance sheet as of March 31, 2003 and related condensed consolidating statements of income and cash flows for the three months ended March 31, 2003 should be read in conjunction with the notes to these unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements (cont’d)

8.	Unaudited Condensed Consolidating Financial Information (cont’d)

Balance Sheet

	March 31, 2003 (in thousands)
	Varco International Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,104	$33,308	$35,909	$—	$79,321
Accounts receivable, net	254,522	944,150	1,073,074	(1,918,427)	353,319
Inventory, net	—	191,765	99,857	—	291,622
Deferred tax asset	—	16,440	(861)	—	15,579
Other current assets	—	10,352	10,490	—	20,842

Total current assets	264,626	1,196,015	1,218,469	(1,918,427)	760,683

Investment in subsidiaries	1,272,036	541,717	—	(1,813,753)	—
Property and equipment, net	—	302,675	147,347	—	450,022
Identified intangibles, net	—	29,144	3,968	—	33,112
Goodwill, net	—	292,509	131,976	—	424,485
Other assets, net	3,712	5,792	3,840	—	13,344

Total assets	$1,540,374	$2,367,852	$1,505,600	$(3,732,180)	$1,681,646

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117,994	$997,674	$889,544	$(1,918,427)	$86,785
Accrued liabilities	10,077	62,884	33,888	—	106,849
Income taxes payable	—	10,028	587	—	10,615
Current portion of long-term debt	—	2,329	4,507	—	6,836

Total current liabilities	128,071	1,072,915	928,526	(1,918,427)	211,085

Long-term debt	449,854	5,467	4,664	—	459,985
Pension liabilities	15,077	—	10,068	—	25,145
Deferred taxes payable	—	18,258	18,376	—	36,634
Other liabilities	—	189	1,236	—	1,425

Total liabilities	593,002	1,096,829	962,870	(1,918,427)	734,274

Common stockholders’ equity:
Common stock	987	—	—	—	987
Paid in capital	529,277	734,251	254,917	(989,168)	529,277
Retained earnings	448,289	537,830	302,606	(840,436)	448,289
Accumulated other comprehensive loss	(15,851)	(1,058)	(14,793)	15,851	(15,851)
Treasury Stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	947,372	1,271,023	542,730	(1,813,753)	947,372

Total liabilities and equity	$1,540,374	$2,367,852	$1,505,600	$(3,732,180)	$1,681,646

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements (cont’d)

8.	Unaudited Condensed Consolidating Financial Information (cont’d)

Statement of Income

	Three Months Ended March 31, 2003 (in thousands)
	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$280,936	$136,516	$(49,975)	$367,477
Cost of Sales	—	223,486	90,351	(49,975)	263,862
Selling, general and administrative	—	33,767	13,348	—	47,115
Research and engineering costs	—	13,314	1,634	—	14,948

Total costs	—	270,567	105,333	(49,975)	325,925

Operating profit	—	10,369	31,183	—	41,552
Other expenses (income)	500	(77)	1,024	—	1,447
Interest expense	7,558	144	197	—	7,899

Income (loss) before taxes	(8,058)	10,302	29,962	—	32,206
Provision for taxes	—	105	11,167	—	11,272
Equity in net income of subsidiaries	28,992	18,795	—	(47,787)	—

Net income	$20,934	$28,992	$18,795	$(47,787)	$20,934

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements (cont’d)

8.	Unaudited Condensed Consolidating Financial Information (cont’d)

Statement of Cash Flows

	Three Months Ended March 31, 2003
	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used for) operating activities	$2,841	$(8,842)	$2,094	$—	$(3,907)
Net cash used for investing activities:
Capital expenditures	—	(5,697)	(3,729)	—	(9,426)
Business acquisitions, net of cash acquired	—	(14,952)	—	—	(14,952)
Other	—	—	(79)	—	(79)

Net cash used for investing activities	—	(20,649)	(3,808)	—	(24,457)

Cash flows provided by (used for) financing activities:
Net payments under financing agreements	15	(748)	(606)	—	(1,339)
Net proceeds from sale of common stock	3,027	—	—	—	3,027

Net cash provided by (used for) financing activities	3,042	(748)	(606)	—	1,688

Net increase (decrease) in cash and cash equivalents	5,883	(30,239)	(2,320)	—	(26,676)

Beginning of period	4,221	63,547	38,229	—	105,997

End of period	$10,104	$33,308	$35,909	$—	$79,321

9.	New Accounting Standards

In August 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No 143, “Accounting for Asset Retirement Obligations,” (SFAS 143). SFAS 143 requires a company to recognize a liability associated with a legal obligation to retire or remove any tangible long-lived assets. SFAS 143 is effective beginning in 2003 and did not have a material impact on the Company’s financial position or results of operations.

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

General Operating Environment

The worldwide and North America quarterly average rig count increased 11% (from 1,931 to 2,139) and 16% (from 1,200 to 1,395) in the first quarter of 2003 compared to the first quarter 2002. The average per barrel price of West Texas Intermediate Crude increased 52% (from $21.67 to $32.90) and natural gas prices increased 151% (from $2.53 to $6.34) over the same period due to uncertainties in the market regarding the war in Iraq. Prices have subsequently declined to approximately $26.23 (20%) and $5.15 (19%) for West Texas Intermediate Crude and natural gas, respectively as of May 7, 2003. U.S. and Canadian rig counts were at 1,001 and 110 at May 2, 2003, representing increases of 225 (29%) and 22 rigs, (25%), respectively, over the same date in 2002. The Company has begun to see some favorable impact in the North America services business as a result of the increase North America rig count. In the first quarter 2003, North America Inspection, Coating, Solids Control and Instrumentation Services revenue increased $4.0 million or 8% over the same period in 2002, excluding the estimated impact from the September 2002 ICO acquisition.

The following graph details U.S., Canada, and International rig activity, West Texas Intermediate oil and natural gas prices for the past thirteen quarters on a quarterly basis:

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenue. Revenue was $367.5 million for the first quarter of 2003, an increase of $56.9 million (or 18%) compared to the first quarter of 2002. The increase was due primarily to an increase in revenue from Drilling Equipment Sales due to the shipment of capital equipment ordered during 2002 and the Company’s acquisition of substantially all of the oilfield services business of ICO Inc. in September 2002. The following table summarizes revenue by segment (in thousands):

	Three Months Ended March 31,
	2003	2002 (restated)
	(in thousands)
Revenue:
Drilling Equipment Sales	$139,179	$110,276
Tubular Services	104,758	75,039
Drilling Services	69,460	71,252
Coiled Tubing & Wireline Products	54,080	54,001

Total	$367,477	$310,568

Drilling Equipment Sales revenue was $139.2 million for the first quarter of 2003, representing an increase of $28.9 million (26%) compared to the first quarter of 2002. The increase in revenue was the result of the delivery of several large drilling equipment units and derrick components primarily from the Company’s Shaffer and MIL divisions. New orders for the three months ended March 31, 2003 were $100.8 million compared to $103.0 million for the same period of 2002, while backlog at March 31, 2003 was $179.7 million compared to $244.3 million at March 31, 2002. Sequentially, backlog decreased by $38.4 million at March 31, 2003 compared to December 31, 2002.

Tubular Services revenue was $104.8 million for the first quarter of 2003, representing an increase of $29.7 million (40%) compared to the first quarter 2002. The first quarter 2003 increase was due primarily to the acquisition of ICO’s oilfield services business on September 6, 2002. Excluding estimated revenue from this acquisition, the Company’s tubular services revenue would have increased by $0.6 million compared to the same period of 2002. Excluding the impact from acquisitions, revenue from the Company’s Inspection and Coating businesses increased $4.7 million (10%), compared to the first quarter of 2002 due to the increase in rig count in the U.S. (10.1%) and Canada (29.3%). This increase was offset by seasonal declines in Fiberglass and Pipeline operations of $2.4 million, combined as compared to the first quarter 2002.

Drilling Services revenue was $69.5 million for the first quarter of 2003, representing a decrease of $1.8 million (3%) compared to the same period of 2002. The decrease in revenue was due to lower sales of solids control units and VICIS systems, as well as decreased revenue in Latin America, partially offset by increases in North America Solids Control Services and Instrumentation Services of $4.9 million (19%), attributed to the 16% increase in rig activity in North America.

Coiled Tubing and Wireline Products revenue was $54.1 million for the first quarter of 2003, approximately the same compared to the first quarter of 2002. Backlog for this segment was at $50.3 million at March 31, 2003 compared to $49.1 million at December 31, 2002.

Gross Profit. Gross profit was $103.6 million (28.2% of revenue) for the first quarter 2003 compared to $89.5 million (28.8% of revenue) for the same period of 2002. The improvement in gross profit dollars was due to higher revenue discussed above. The decline in gross profit percentage was primarily due to a change in revenue mix with a higher mix of the business consisting of lower margin business within the Drilling Equipment Sales group.

Selling, General, and Administrative Costs. Selling, general, and administrative costs were $47.1 million (12.8% of revenue) in the first quarter 2003, compared to $38.0 million (12.2% of revenue) for the same period of 2002. Costs were higher in 2003 compared to 2002 due to the acquisitions completed in 2002, and due to higher insurance and medical costs in 2003 compared to 2002.

Research and Engineering Costs. Research and engineering costs were $14.9 million for the first quarter 2003, representing increases of $2.2 million over the same period of 2002. The increases were mainly due to greater costs in the Drilling Equipment Sales segment in connection with higher level of engineering intensive drilling equipment sales in 2003.

Merger, Transaction, and Litigation Costs. During the first quarter of 2002 the Company incurred $2.8 million of severance costs resulting from early termination of employment agreements for several senior executives arising out of the May 2000 merger between Varco International, Inc., a California corporation, and the Company.

Operating Profit. Operating profit was $41.6 million for the three months ended March 31, 2003, compared to $35.9 million for the same period of 2002. The changes in operating profit were due to the factors discussed above.

Interest Expense. Interest expense was $7.9 million for the three months ended March 31, 2003, compared to $6.1 million for the three months ended March 31, 2002. The increases in interest expense were due to the greater average outstanding debt balances as a result of the $150.0 million 5 ½% Senior Notes issued in November 2002.

Other Expense (Income). Other expense consists of interest income, foreign exchange, and other expense (income). Net other expense was $1.4 million for the three months ended March 31, 2003 compared to $2.3 million for the same period of 2002. The first quarter results for 2003 and 2002 included foreign exchange losses of $.7 million and $1.2 million, respectively, primarily due to the strengthening Euro and British pound sterling in 2003, and the revaluation of the Argentina peso in 2002.

Provision for Income Taxes. The Company’s effective tax rate for the first quarter of 2003 was 35% compared to 37% for the same period in 2002. The first quarter 2002 rate was higher than the domestic rate of 35% due to foreign earnings subject to tax rates differing from domestic rates and other nondeductible expenses. The rate improvement in 2003, compared to 2002, is primarily due to the Company’s expected utilization of the extraterritorial income provisions for 2003.

Net Income. Net income for the first quarter of 2003 was $20.9 million compared to $17.3 million for the same period of 2002. The changes in 2003 results compared to 2002 were due to the factors discussed above.

Financial Condition and Liquidity

March 31, 2003

For the three months ended March 31, 2003, cash used for operating activities was $3.9 million compared to $22.0 million provided by operating activities for the three months ended March 31, 2002. Cash was provided by operations in 2003 through net income of $20.9 million plus non-cash charges of $20.9 million, a decrease in other current assets of $2.0 million and an increase in income taxes payable of $1.8 million offset by an increase in accounts receivable of $29.8 million, an increase in inventory of $11.0 million and a decrease in accounts payable and accrued liabilities of $8.9 million. Accounts receivable increased $29.8 million in the first quarter 2003 due to higher revenue (up $13.5 million) in the first quarter of 2003 compared to the fourth quarter of 2002. The increase in inventory was related primarily to the construction of equipment for sales related to Coiled Tubing & Wireline Products. The decrease in accounts payable and accrued liabilities was related to payment of employee incentive bonuses in the first quarter 2003 and lower customer deposits.

For the three months ended March 31, 2003, the Company used $24.5 million for investing activities compared to $22.6 million for the same period of 2002. The Company used $15.0 million to make business acquisitions (see Note 2 of Notes to Unaudited Consolidated Financial Statements). Capital spending of $9.4 million was primarily related to two Top Drive rental units and equipment for the Company’s Pipeline operations.

For the three months ended March 31, 2003, the Company generated $1.7 million of cash from financing activities. The cash generated was primarily from the sale of stock of $3.0 million partially offset by net principal payments under financing agreements of $1.3 million.

At March 31, 2003, the Company had $79.3 million in cash and cash equivalents and current and long-term debt of

$466.8 million. At December 31, 2002, the Company had cash and cash equivalents of $106.0 million and current and long-term debt of $467.9 million. The Company’s outstanding debt at March 31, 2003 consisted of $149.2 million of 5 1/2% Senior Notes due 2012, $201.3 million of 7 1/4% Senior Notes due 2011, $99.3 million of 7 1/2 Senior Notes due 2008 and other debt of $17.0 million.

On January 30, 2002, the Company entered into a new credit agreement with a syndicate of banks that provided up to $125 million of funds under a new revolving credit facility. In addition, the Company also obtained a bilateral letter of credit facility that provided up to $5.0 million of funds. The agreement was amended in the third quarter of 2002 to increase the available funds to $150.0 million. At March 31, 2003, there were $150.0 million of funds available under the revolving credit facility and $5.0 million of funds available under the bilateral letter of credit facility with $4.1 million and $1.8 million being used for letters of credit, under the revolving credit facility and bilateral letter of credit facility, respectively.

The Company believes that its March 31, 2003 cash and cash equivalents, its credit facility and cash flow from continuing operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

Critical Accounting Policies and Estimates

In preparing the financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments related to bad debts and inventory obsolescence; impairments of long-lived assets, including goodwill, our reserves for product warranty claims and assumptions related to our pension and postretirement plans. Note 2 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002 contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on our future expectations that we believe are reasonable; the combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from our current estimates and those differences may be material.

The Company’s products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. The Company records revenue at the time the product is shipped to the customer. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognized revenue and related costs when services are performed. The amounts billed for shipping and handling costs are included in cost of sales.

In prior periods, the Company recognized revenue on bill and hold transactions when the related product had been completed and was ready to be shipped, title and risk of loss had passed to the customer and the Company believed that the other criteria set forth in Staff Accounting Bulletin (SAB) 101 had been satisfied. Pursuant to a recent review of its bill and hold transactions, the Company determined that it could not demonstrate that it met all of the SAB 101 criteria for all bill and hold transactions since January 1, 2000, particularly because it did not deliver products within a fixed delivery schedule in all cases. As a result, the Company will recognize revenue on bill and hold transactions only when delivery has occurred and all other conditions for revenue recognition have been met. If revenue from all bill and hold transactions occurring during the three years ended December 31, 2002 was recognized upon shipment of the related product, rather than on the date previously recognized, the Company’s financial results for fiscal years 2000, 2001 and 2002 would not be materially affected. While the Company has not restated its financial results for these annual periods, it is restating its financial results for all quarterly periods in 2001 and 2002, including the first quarter of 2002, to reflect recognition of revenue on bill and hold transactions upon shipment. The restated results for the first quarter of 2002 are reflected in this report. For a comparison of the Company’s reported and restated financial results for the first quarter of 2002, see Footnote 2 to the Company’s Unaudited Consolidated Financial Statement above.

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

The Company sponsors several pension and postretirement plans. The Company has two defined benefit pension plans covering substantially all of its employees in Germany (German Plans), a plan providing healthcare and life insurance benefits to certain executives and former retired employees (Retiree Medical Plan) and a supplemental executive retirement plan (SERP). All of the plans are unfunded. See additional disclosure in Note 9 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002.

The Company accounts for its defined benefit pension plans and its nonpension postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” and SFAS NO. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively.

A significant element in determining the Company’s expense in accordance with SFAS No. 87 and SFAS No. 106 is the discount rate. The discount rate is an estimate of the current interest rate at which the pension and postretirement liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the pension and postretirement benefit obligation. Changes in the discount rates over the past three years have not materially affected pension expense and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred in accordance with SFAS No. 87 and SFAS No 106. The Company’s discount rates ranged from 6.5% to 6.75% at December 31, 2002. For 2003, the Company does not expect any changes in its discount rates and expects pension expense to be approximately $3.4 million.

Additionally, the health care cost trend rate can have a significant effect on the Company’s expense for the Retiree Medical plan as reported in accordance with SFAS No. 106. The Company, in conjunction with its actuary reviews external data on its own historical trends for health care costs to determine the health care cost trend rates. The assumed health care cost trend rate for 2002 is 11% and is assumed to decrease gradually to 5% for 2008 and remain at that level thereafter. An increase of the health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $1,205,056 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2002 by $77,000.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, general economic and political conditions, risks associated with growth through acquisitions and other factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 under the caption “Factors Affecting Future Operating Results.” In addition, the Company’s backlog is based upon anticipated revenues from customer orders that the Company believes are firm. In accordance with industry practice, orders or commitments to purchase the Company’s products generally can be cancelled by customers at any time. In addition, orders and commitments are sometimes modified before or during manufacturing of the products. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

Item 3. Quantitative & Qualitative Disclosure About Market Risk

The Company does not believe it has a material exposure to market risk. The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. As of March 31, 2003, the Company had no interest rate swap agreements outstanding. At March 31, 2003, the Company had $466.8 million of outstanding debt. Fixed rate debt included $149.2 million of the 2012 Notes at a fixed interest rate of 5 ½%, $201.3 million of the 2011 Notes at a fixed interest rate of 7¼% and $99.3 million of the 2008 Notes at a fixed interest rate of 7 ½%. With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company’s policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at March 31, 2003. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

The Company has market risk sensitive instruments denominated in foreign currencies totaling $19.4 million as of March 31, 2003, excluding trade receivables and payables which approximate fair value. These market risk sensitive instruments consisted of cash balances, overdraft facilities and debt owed by one of its Canadian subsidiaries. The Company estimates that a hypothetical 10% movement of foreign currency exchange rates would affect net income by $1.3 million.

Because the Company operates in virtually every oil and gas exploration and production region in the world, it conducts a portion of its business in currencies other than the U.S. dollar. The functional currency for some of the Company’s international operations is the applicable local currency. Although some of the Company’s international revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. During the quarters ended March 31, 2003, and 2002, the Company reported foreign currency losses of $0.7 million and $1.2 million, respectively. The losses were primarily due to exchange rate fluctuations related to receivable and payable balances denominated in currencies other than the functional currency.

Assets and liabilities of those foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the common stockholders’ equity section of the Company’s balance sheet. The Company recorded currency translation gains of $2.6 million for the quarter ended March 31, 2003 and translation losses of $1.8 million for the quarter ended March 31, 2002, related to these translations.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

a.	Exhibits

Reference is hereby made to the Exhibit Index commencing on Page 23.

b.	Reports on Form 8-K during the quarter ended March 31, 2003.

There were no reports filed on Form 8-K for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARCO INTERNATIONAL, INC.
(Registrant)

Date: May 20, 2003	/s/ CLAY C. WILLIAMS
Clay C. Williams Vice President and Chief Financial Officer, (Duly Authorized Officer, Principal Financial and Accounting Officer)

CERTIFICATIONS

I, John F. Lauletta, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varco International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003	/s/ JOHN F. LAULETTA
John F. Lauletta Chairman of the Board and Chief Executive Officer

I, Clay C. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Varco International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003	/s/ CLAY C. WILLIAMS
Clay C. Williams Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description	Note No.

3.1		Third Amended and Restated Certificate of Incorporation of Varco International, Inc., dated May 30, 2000.	(Note 1)

3.2		Third Amended and Restated Bylaws.	(Note 1)

3.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Varco International, Inc., dated November 30, 2000.	(Note 1)

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

(Note 8)

10.2	*	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)	(Note 23)

10.3	*	2003 Equity Participation Plan of Varco International, Inc.

10.3.1	*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 22)

10.4	*

Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.

(Note 9)

Exhibit No.	Description	Note No.

10.5*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 10)

10.6*	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)	(Note 23)

10.7	Lease dated March 7, 1975, as amended	(Note 11)

10.7.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8	(Note 14)

10.7.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 15)

10.8	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 16)

10.8.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.9	(Note 15)

10.9*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 17)

10.9.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 18)

10.10*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 15)

10.10.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 19)

10.11*	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)	(Note 23)

10.12	Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial Leasing, Inc.	(Note 20)

10.13*	Form of Executive Agreement of certain members of senior management	(Note 21)

10.13.1*	Form of First Amendment to Executive Agreements	(Note 21)

10.14*	Executive Agreement of John F. Lauletta	(Note 21)

10.15*	Executive Agreement of Joseph C. Winkler	(Note 21)

10.16*	Agreement with George Boyadjieff dated November 29, 2002	(Note 23)

10.17*	Form of Indemnity Agreement	(Note 21)

99.1(+)	Officers’ certifications pursuant to Sarbanes-Oxley Act of 2002.

For purposes of this list of exhibits and the notes below, the term “Company” refers to the registrant, Varco International, Inc., a Delaware corporation formerly known as Tuboscope Inc., and the term “Varco” refers to Varco International, Inc., a California corporation which merged with and into the registrant on May 30, 2000.

(*)	Management contract, compensation plan or arrangement.
(+)	In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 9, 2001.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525), filed on October 24, 1991.

Note 3	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 16, 1996.

Note 4	Incorporated by reference to the Company’s Current Report on 8-K, filed on March 20, 1997.

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115), filed on April 27, 1998.

Note 6	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-64226), filed on June 29, 2001.

Note 7	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-102162), filed on December 23, 2002.

Note 8	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 11, 2002.

Note 9	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150), filed on November 24, 1993.

Note 10	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072), filed on November 23, 1993.

Note 11	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981, filed on March 18, 1982.

Note 12	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, filed on March 29, 1983.

Note 13	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984, filed on March 29, 1985.

Note 14	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985, filed on July 30, 1985.

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

Note 16	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on March 30, 1989.

Note 17	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681, filed on February 12, 1997.

Note 18	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

Note 19	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 26, 1998.

Note 20	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 21, 1996.

Note 21	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582), filed on April 12, 2000.

Note 22	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 8, 2002.

Note 23	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003.