Form 10-K/A
period 2002-12-31
VARCO INTERNATIONAL INC /DE/
filed 2003-05-21
CIK 860097

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

Pensions and Other Postretirement Benefits

The Company sponsors several pension and postretirement plans. The Company has two defined benefit pension plans covering substantially all of its employees in Germany (German Plans), a plan providing healthcare and life insurance benefits to certain executives and former retired employees (Retiree Medical Plan) and a supplemental executive retirement plan (SERP). These plans are unfunded. See additional disclosure in Note 9 to the Consolidated Financial Statements.

The Company accounts for its defined benefit pension plans and its nonpension postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively.

A significant element in determining the Company’s expense in accordance with SFAS No. 87 and SFAS No. 106 is the discount rate. The discount rate is an estimate of the current interest rate at which the pension and postretirement liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the pension and postretirement benefit obligation. Changes in the discount rates over the past three years have not materially affected pension expense and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred in accordance with SFAS No. 87 and SFAS No. 106. The Company’s discount rates ranged from 6.5% to 6.75% at December 31, 2002 and 6.75% to 7.25% at December 31, 2001. For 2003, the Company does not expect any changes in its discount rates and expects pension expense to be approximately $3.4 million.

Additionally, the health care cost trend rate can have a significant effect on the Company’s expense for the Retiree Medical plan as reported in accordance with SFAS No. 106. The Company, in conjunction with its actuary reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. The assumed health care cost trend rate for 2002 is 11% and is assumed to decrease gradually to 5% for 2008 and remain at that level thereafter. An increase of the health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $1,205,056 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2002 by $77,000.

Pension and postretirement benefit expense for these plans was $2.7 million, $1.8 million, and $3.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. Cash payments for these plans were $0.9 million, $1.3 million, and $1.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

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

With respect to foreign currency fluctuations, the Company primarily uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company’s policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at December 31, 2002. As of December 31, 2002, the Company had market risk sensitive instruments denominated in foreign currencies totaling $852,000, excluding trade receivables and payables which approximate fair value. These market risk sensitive instruments consisted of cash balances, overdraft facilities and debt owed by one of its Canadian subsidiaries. The Company estimates that a hypothetical 10% movement of foreign currency exchange rates would affect net income by $56,000.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated herein by reference the information appearing under the captions “Proposal 1—Election of Directors,” “Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

There is hereby incorporated herein by reference the information appearing under the caption “Executive Compensation” of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting filed with the Commission on April 16, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated herein by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting filed with the Commission April 16, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated herein by reference the information appearing under the caption “Commission Committee Interlocks and Insider Participation” of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting filed with the Commission on April 16, 2003.

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

(3)  The list of exhibits contained in the Index to Exhibits are filed as part of this Report—Page 45.

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

(Note 8)

10.2*††	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)

10.3*	Amended and Restated 1996 Equity Participation Plan.	(Note 1)

10.3.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 22)

Exhibit No.	Description	Note No.
10.4*

Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.

(Note 9)

10.5*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 10)

10.6*††	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)

10.7	Lease dated March 7, 1975, as amended	(Note 11)

10.7.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8	(Note 14)

10.7.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 15)

10.8	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 16)

10.8.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.9	(Note 15)

10.9*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 17)

10.9.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 18)

10.10*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 15)

10.10.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 19)

10.11*††	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)

10.12	Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial Leasing, Inc.	(Note 20)

10.13*	Form of Executive Agreement of certain members of senior management	(Note 21)

10.13.1*	Form of First Amendment to Executive Agreements	(Note 21)

10.14*	Executive Agreement of John F. Lauletta	(Note 21)

10.15*	Executive Agreement of Joseph C. Winkler	(Note 21)

10.16*††	Agreement with George Boyadjieff dated November 29, 2002

10.17*	Form of Indemnity Agreement	(Note 21)

12.1††	Computation of Ratio of Earnings to Fixed Charges

21††	Subsidiaries

23	Consent of Ernst & Young, LLP.

99(#)	Officers’ certifications pursuant to the Sarbanes-Oxley Act of 2002.

For purposes of this list of exhibits and the notes below, the term “Company” refers to the registrant, Varco International, Inc., a Delaware corporation formerly known as Tuboscope Inc., and the term “Varco” refers to Varco International, Inc., a California corporation which merged with and into the registrant on May 30, 2000.

(*)	Management contract, compensation plan or arrangement.

(††)	Previously filed with Varco’s original Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003.
(#)	In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this Report or as a separate disclosure document, and is not being incorporated by reference into any registration statement filed under the Securities Act of 1933, as amended.

Table of Contents

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 9, 2001.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525), filed on October 24, 1991.

Note 3	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 16, 1996.

Note 4	Incorporated by reference to the Company’s Current Report on 8-K, filed on March 20, 1997.

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115), filed on April 27, 1998.

Note 6	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-64226), filed on June 29, 2001.

Note 7	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-102162), filed on December 23, 2002.

Note 8	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 11, 2002.

Note 9	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150), filed on November 24, 1993.

Note 10	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072), filed on November 23, 1993.

Note 11	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981, filed on March 18, 1982.

Note 12	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, filed on March 29, 1983.

Note 13	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984, filed on March 29, 1985.

Note 14	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985, filed on July 30, 1985.

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

Note 16	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on March 30, 1989.

Note 17	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration (No. 333-21681), filed on February 12, 1997.

Note 18	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

Note 19	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 26, 1998.

Note 20	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 21, 1996.

Note 21	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582), filed on April 12, 2000.

Note 22	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 8, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARCO INTERNATIONAL, INC.

Dated: May 21, 2003	By:	/s/ JOHN F. LAULETTA
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

Date: May 21, 2003

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

Date: May 21, 2003

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

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company’s products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. The Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. The amounts billed for shipping and handling cost are included in revenue and related costs are included in costs of sales.

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

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 superceded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The adoption of SFAS 144 had no effect on the Company’s

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results of operations. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, the Company considers market trends and recent transactions involving sales of similar assets, or when not available, discounted cash flow analysis. Long- lived assets expected to be disposed of, including excess equipment and production facilities held for sale, are stated at their estimated fair value less costs to sell.

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

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has undistributed earnings of foreign subsidiaries, as calculated under the laws of the jurisdiction in which the foreign subsidiary is located, of approximately $65,873,000 at December 31, 2002. If such earnings were repatriated, foreign withholding taxes of approximately $2,118,000 would result. The Company has made provision for additional taxes on the anticipated repatriation of certain earnings from its foreign subsidiaries. Undistributed earnings of its foreign subsidiaries in excess of the amount already provided are considered permanently reinvested. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the balance of such earnings were to be distributed.

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

	Year Ended December 31, 2002
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING BALANCE SHEET
Current assets:
Cash and cash equivalents	$4,221	$63,547	$38,229	$—	$105,997
Accounts receivable, net	272,340	1,147,297	1,072,233	(2,168,414)	323,456
Inventory, net	—	193,787	86,171	—	279,958
Other current assets	—	26,057	12,510	—	38,567

Total current assets	276,561	1,430,688	1,209,143	(2,168,414)	747,978
Investment in subsidiaries	1,228,861	521,277	—	(1,750,138)	—
Property and equipment, net	—	304,013	146,118	—	450,131
Identifiable intangibles, net	—	29,160	3,758	—	32,918
Goodwill, net	—	285,788	132,871	—	418,659
Other assets, net	3,860	3,689	3,825	—	11,374

Total assets	$1,509,282	$2,574,615	$1,495,715	$(3,918,552)	$1,661,060

Current liabilities:
Accounts payable	$118,009	$1,244,406	$896,603	$(2,168,414)	$90,604
Accrued liabilities	6,264	66,831	38,335	—	111,430
Income taxes	—	9,348	(96	—	9,252
Current portion of long-term debt	—	2,353	4,692	—	7,045

Total current liabilities	124,273	1,322,938	939,534	(2,168,414)	218,331
Long-term debt	449,839	6,191	4,853	—	460,883
Pension liabilities	14,888	—	10,011	—	24,899
Deferred taxes payable	—	15,919	19,333	—	35,252
Other liabilities	—	706	707	—	1,413

Total liabilities	589,000	1,345,754	974,438	(2,168,414)	740,778
Common stock	984	—	—	—	984
Paid in capital	525,782	720,068	254,917	(974,985)	525,782
Retained earnings	427,355	509,851	283,811	(793,662)	427,355
Cumulative translation adjustment	(18,509)	(1,058	(17,451)	18,509	(18,509)
Treasury stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	920,282	1,228,861	521,277	(1,750,138)	920,282

Total liabilities and equity	$1,509,282	$2,574,615	$1,495,715	$(3,918,552)	$1,661,060

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001
	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING BALANCE SHEET
Current assets:
Cash and cash equivalents	$5,562	$25,137	$26,800	$—	$57,499
Accounts receivable, net	274,127	609,398	883,931	(1,425,420)	342,036
Inventory, net	—	167,157	62,521	—	229,678
Other current assets	—	27,516	6,476	—	33,992

Total current assets	279,689	829,208	979,728	(1,425,420)	663,205
Investment in subsidiaries	984,501	456,972	—	(1,441,473)	—
Property and equipment, net	—	267,819	132,597	—	400,416
Identifiable intangibles, net	—	29,586	1,136	—	30,722
Goodwill, net	—	192,822	132,313	—	325,135
Other assets, net	5,420	3,386	826	—	9,632

Total assets	$1,269,610	$1,779,793	$1,246,600	$(2,866,893)	$1,429,110

Current liabilities:
Accounts payable	$117,995	$697,155	$712,829	$(1,425,420)	$102,559
Accrued liabilities	5,255	61,694	35,366	—	102,315
Income taxes	—	16,716	10,936	—	27,652
Current portion of long-term debt	—	3,058	4,019	—	7,077

Total current liabilities	123,250	778,623	763,150	(1,425,420)	239,603
Long-term debt	300,642	7,362	7,533	—	315,537
Pension liabilities	17,404	—	8,430	—	25,834
Deferred taxes payable	—	9,307	9,297	—	18,604
Other liabilities	—	—	1,218	—	1,218

Total liabilities	441,296	795,292	789,628	(1,425,420)	600,796
Common stock	974	—	—	—	974
Paid in capital	514,137	579,352	244,777	(824,129)	514,137
Retained earnings	347,548	405,149	231,210	(636,359)	347,548
Cumulative translation adjustment	(19,015)	—	(19,015)	19,015	(19,015)
Treasury stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	828,314	984,501	456,972	(1,441,473)	828,314

Total liabilities and equity	$1,269,610	$1,779,793	$1,246,600	$(2,866,893)	$1,429,110

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Revenue	$—	$953,398	$551,904	$(170,238)	$1,335,064
Cost of sales	—	707,558	414,737	(170,238)	952,057
Selling, general and administrative	—	115,607	47,776	—	163,383
Research and engineering costs	—	50,740	6,332	—	57,072
Merger, transaction, and litigation costs	—	6,292	195	—	6,487

Total costs	—	880,197	469,040	(170,238)	1,178,999

Operating profit	—	73,201	82,864	—	156,065
Other expenses (income)	1,339	(182)	6,521	—	7,678
Interest expense	23,556	661	1,391	—	25,608

Income (loss) before income taxes	(24,895)	72,722	74,952	—	122,779
Provision for income taxes	—	20,621	22,351	—	42,972
Equity in net income of subsidiaries	104,702	52,601	—	(157,303)	—

Net income	$79,807	$104,702	$52,601	$(157,303)	$79,807

	Year Ended December 31, 2001
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Revenue	$—	$943,231	$485,548	$(160,970)	$1,267,809
Cost of sales	—	700,382	344,403	(160,970)	883,815
Amortization of goodwill	—	5,348	5,109	—	10,457
Selling, general and administrative	—	110,710	41,566	—	152,276
Research and engineering costs	—	41,362	5,273	—	46,635
Merger, transaction, and litigation costs	—	16,500	—	—	16,500

Total costs	—	874,302	396,351	(160,970)	1,109,683

Operating profit	—	68,929	89,197	—	158,126
Other expenses	926	1,947	1,382	—	4,255
Interest expense	19,724	949	1,103	—	21,776

Income (loss) before income taxes	(20,650)	66,033	86,712	—	132,095
Provision for income taxes	—	24,647	24,480	—	49,127
Equity in net income of subsidiaries	103,618	62,232	—	(165,850)	—

Net income	$82,968	$103,618	$62,232	$(165,850)	$82,968

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2000
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Revenue	$—	$599,683	$377,444	$(110,512)	$866,615
Cost of sales	—	464,424	254,988	(100,810)	618,602
Amortization of goodwill	—	3,980	4,464	—	8,444
Selling, general and administrative	—	69,816	50,126	—	119,942
Research and engineering costs	—	27,707	4,439	—	32,146
Merger, transaction, and litigation costs	—	23,875	2,695	—	26,570

Total costs	—	589,802	316,712	(100,810)	805,704

Operating profit	—	9,881	60,732	(9,702)	60,911
Other expenses (income)	5,785	4,017	(318)	(9,702)	(218)
Interest expense	13,333	1,437	512	—	15,282

Income (loss) before income taxes	(19,118)	4,427	60,538	—	45,847
Provision for income taxes	—	8,391	16,401	—	24,792
Equity in net income of subsidiaries	40,173	44,137	—	(84,310)	—

Net income	$21,055	$40,173	$44,137	$(84,310)	$21,055

	Year Ended December 31, 2002
	Varco International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating activities	$(23,041)	$215,128	$49,354	$(139,658)	$101,783
Net cash provided by (used for) investing activities:
Capital expenditures	—	(29,924)	(19,453)	—	(49,377)
Business acquisitions, net of cash acquired	—	(139,376)	(12,987)	—	(152,363)
Investments in subsidiaries	(139,658)	—	—	139,658	—
Other	—	—	(593)		(593)

Net cash provided by (used for) investing activities	(139,658)	(169,300)	(33,033)	139,658	(202,333)
Net cash provided by (used for) financing activities:
Net borrowings (payments) under financing agreements	152,201	(7,418)	(5,563)	—	139,220
Debt issue costs	(1,732)	—	—	—	(1,732)
Proceeds from cash flow hedge	1,346	—	—	—	1,346
Net proceeds from sale of common stock, net	9,543	—	—		9,543

Net cash provided by (used for) financing activities	161,358	(7,418)	(5,563)	—	148,377
Effect of exchange rate changes on cash	—	—	671	—	671
Net increase (decrease) in cash and cash equivalents	(1,341)	38,410	11,429	—	48,498
Cash and cash equivalents:
Beginning of period	5,562	25,137	26,800	—	57,499

End of period	$4,221	$63,547	$38,229	$—	$105,997

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001
	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating activities	$(38,262)	$196,610	$70,023	$(144,376)	$83,995
Net cash provided by (used for) investing activities:
Capital expenditures	—	(38,566)	(27,268)	—	(65,834)
Business acquisitions, net of cash acquired	—	(109,290)	(36,663)	—	(145,953)
Investments in subsidiaries	(144,376)	—	—	144,376	—
Other	—	—	(1,121)	—	(1,121)

Net cash provided by (used for) investing activities	(144,376)	(147,856)	(65,052)	144,376	(212,908)
Net cash provided by (used for) financing activities:
Net payments under financing agreements	178,068	(20,888)	7,588	—	164,768
Net proceeds from sale of common stock	10,132	—	—	—	10,132

Net cash provided by (used for) financing activities	188,200	(20,888)	7,588	—	174,900
Effect of exchange rate changes on cash	—	—	(664)	—	(664)
Net increase in cash and cash equivalents	5,562	27,866	11,895	—	45,323
Cash and cash equivalents:
Beginning of period	—	(2,729)	14,905	—	12,176

End of period	$5,562	$25,137	$26,800	$—	$57,499

	Year Ended December 31, 2000
	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating activities	$55,689	$(26,395)	$37,231	$15,262	$81,787
Net cash provided by (used for) investing activities:
Capital expenditures	—	(21,420)	(24,043)	—	(45,463)
Business acquisitions, net of cash acquired	—	(15,423)	(6,262)	—	(21,685)
Investments in subsidiaries	15,262	—	—	(15,262)	—
Other	—	—	2,276	—	2,276

Net cash provided by (used for) investing activities	15,262	(36,843)	(28,029)	(15,262)	(64,872)
Net cash used for financing activities:
Net payments under financing agreements	(81,000)	(13,935)	(1,832)	—	(96,767)
Net proceeds from sale of common stock	10,049	—	—	—	10,049

Net cash used for financing activities	(70,951)	(13,935)	(1,832)	—	(86,718)
Effect of exchange rate changes on cash	—	—	(1,138)	—	(1,138)
Net increase (decrease) in cash and cash equivalents	—	(77,173)	6,232	—	(70,941)
Cash and cash equivalents:
Beginning of period	—	74,444	8,673	—	83,117

End of period	$—	$(2,729)	$14,905	$—	$12,176

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Quarterly Financial Information (Unaudited)

Prior to January 1, 2003, the Company recognized revenue on bill and hold transactions when the related product had been completed and was ready to be shipped, title and risk of loss had passed to the customer and the Company believed that the other criteria set forth in Staff Accounting Bulletin (SAB) 101 had been satisfied. Pursuant to a recent review of its bill and hold transactions, the Company determined that it could not demonstrate that it met all of the SAB 101 criteria for all bill and hold transactions since January 1, 2000, particularly because it did not deliver products within a fixed delivery schedule in all cases. As a result, the Company will recognize revenue on bill and hold transactions only when delivery has occurred and all other conditions for revenue recognition have been met. If revenue from all bill and hold transactions occurring during the three years ended December 31, 2002 was recognized upon shipment of the related product, rather than on the date previously recognized, the Company’s financial results for fiscal years 2000, 2001 and 2002 would not be materially affected. While the Company has not restated its financial results for these annual periods, it has restated its financial results for all quarterly periods in 2001 and 2002 to reflect recognition of revenue on bill and hold transactions upon shipment. The following table compares the Company’s reported and restated financial results for each quarter in 2001 and 2002.

		(Unaudited)
	(in thousands, except per share data)
Restated:	Revenue	Operating Profit (Loss)	Net Income (Loss)	Basic Earnings (Loss) Per Common Share	Dilutive Earnings (Loss) Per Common Share
2002
First Quarter	$310,568	$35,896	$17,287	$0.18	$0.18
Second Quarter	336,053	42,928	21,063	0.22	0.22
Third Quarter	333,939	38,694	20,052	0.21	0.21
Fourth Quarter	354,504	38,547	21,405	0.22	0.22

Total Year	$1,335,064	$156,065	$79,807	$0.83	$0.82

2001
First Quarter	$274,357	$36,586	$19,089	$0.20	$0.20
Second Quarter	306,689	27,210	12,573	0.13	0.13
Third Quarter	327,656	46,442	24,968	0.26	0.26
Fourth Quarter	359,107	47,888	26,338	0.27	0.27

Total Year	$1,267,809	$158,126	$82,968	$0.87	$0.86

Change:	Revenue	Operating Profit (Loss)	Net Income (Loss)	Basic Earnings (Loss) Per Common Share	Dilutive Earnings (Loss) Per Common Share
2002
First Quarter	$(5,215)	$(2,884)	$(1,875)	$(0.02)	$(0.02)
Second Quarter	157	313	203	—	0.01
Third Quarter	4,573	2,108	1,370	0.02	0.02
Fourth Quarter	485	463	302	—	—

Total Year	$—	$—	$—	$—	$—

2001
First Quarter	$144	$(58)	$(38)	$—	$—
Second Quarter	2,814	1,270	826	0.01	0.01
Third Quarter	184	108	70	—	—
Fourth Quarter	(3,142)	(1,320)	(858)	(0.01)	(0.01)

Total Year	$—	$—	$—	$—	$—

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As Previously Reported:	Revenue	Operating Profit (Loss)	Net Income (Loss)	Basic Earnings (Loss) Per Common Share	Dilutive Earnings (Loss) Per Common Share
2002
First Quarter	$315,783	$38,780	$19,162	$0.20	$0.20
Second Quarter	335,896	42,615	20,860	0.22	0.21
Third Quarter	329,366	36,586	18,682	0.19	0.19
Fourth Quarter	354,019	38,084	21,103	0.22	0.22

Total Year	$1,335,064	$156,065	$79,807	$0.83	$0.82

2001
First Quarter	$274,213	$36,644	$19,127	$0.20	$0.20
Second Quarter	303,875	25,940	11,747	0.12	0.12
Third Quarter	327,472	46,334	24,898	0.26	0.26
Fourth Quarter	362,249	49,208	27,196	0.28	0.28

Total Year	$1,267,809	$158,126	$82,968	$0.87	$0.86

Totals may not add due to rounding.

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