Form 10-Q
period 2003-06-30
VARCO INTERNATIONAL INC /DE/
filed 2003-08-13
CIK 860097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-13309

VARCO INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0252850 (I.R.S. Employer Identification No.)

2000 W. Sam Houston Parkway South, Suite 1700, Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

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

The Registrant had 97,448,846 shares of common stock outstanding as of July 31, 2003.

VARCO INTERNATIONAL, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VARCO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$99,048	$105,997
Accounts receivable, net	339,622	323,456
Inventory, net	310,211	279,958
Deferred tax assets	16,790	15,727
Prepaid expenses and other	19,596	22,840

Total current assets	785,267	747,978

Net property and equipment, net	452,953	450,131
Identified intangibles, net	33,217	32,918
Goodwill, net	427,643	418,659
Other assets, net	13,230	11,374

Total assets	$1,712,310	$1,661,060

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96,713	$90,604
Accrued liabilities	112,780	111,430
Income taxes payable	4,876	9,252
Current portion of long-term debt and short-term borrowings	8,222	7,045

Total current liabilities	222,591	218,331
Long-term debt	452,776	460,883
Pension liabilities and post-retirement obligations	25,374	24,899
Deferred taxes payable	37,870	35,252
Other liabilities	2,317	1,413

Total liabilities	740,928	740,778

Common stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 98,868,215 shares issued and 97,443,515 shares outstanding at June 30, 2003 (98,416,012 shares issued and 96,991,312 shares outstanding at December 31, 2002)	989	984
Paid in capital	531,812	525,782
Retained earnings	463,404	427,355
Accumulated other comprehensive loss	(9,493)	(18,509)
Less: treasury stock at cost (1,424,700 shares)	(15,330)	(15,330)

Total common stockholders’ equity	971,382	920,282

Total liabilities and equity	$1,712,310	$1,661,060

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002 (restated)	2003	2002 (restated)
	(in thousands, except per share data)
Revenue	$357,457	$336,053	$724,934	$646,621
Costs and expenses:
Costs of services and products sold	265,789	240,254	529,651	461,351
Selling, general and administrative	44,554	38,407	91,669	76,372
Research and engineering costs	16,239	14,464	31,187	27,245
Merger, transaction and litigation costs	—	—	—	2,829

Operating profit	30,875	42,928	72,427	78,824
Other expense (income):
Interest expense	7,815	6,046	15,714	12,114
Interest income	(208)	(198)	(560)	(349)
Other, net	122	3,665	1,921	6,112

Income before income taxes	23,146	33,415	55,352	60,947
Provision for income taxes	8,031	12,352	19,303	22,597

Net income	$15,115	$21,063	$36,049	$38,350

Earnings per common share:
Basic earnings per common share	$0.16	$0.22	$0.37	$0.40

Dilutive earnings per common share	$0.15	$0.22	$0.37	$0.39

Weighted average number of common shares outstanding:
Basic	97,365	96,670	97,251	96,404

Dilutive	98,424	97,715	98,197	97,278

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002 (restated)
	(in thousands)
Cash flows from operating activities:
Net income	$36,049	$38,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,692	28,657
Other non-cash charges	7,549	6,463
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,440)	17,954
Inventory	(32,092)	(27,132)
Prepaid expenses and other assets	3,267	1,761
Accounts payable, accrued liabilities, and pension liabilities	6,956	(29,648)
Federal and foreign income taxes payable	(3,577)	(11,140)

Net cash provided by operating activities	34,404	25,265

Cash flows provided by (used for) investing activities:
Capital expenditures	(21,492)	(25,878)
Business acquisitions, net of cash acquired	(18,511)	(11,548)
Other	176	(1,511)

Net cash used for investing activities	(39,827)	(38,937)

Cash flows provided by (used for) financing activities:
Borrowings under financing agreements	63	—
Principal payments under financing agreements	(6,825)	(5,520)
Proceeds from sale of common stock, net	5,236	6,610

Net cash provided by (used for) financing activities	(1,526)	1,090

Net decrease in cash and cash equivalents	(6,949)	(12,582)
Cash and cash equivalents:
Beginning of period	105,997	57,499

End of period	$99,048	$44,917

Supplemental disclosure of cash flow information:
Cash paid during the six month period for:
Interest	$15,877	$12,070

Taxes	$22,528	$36,452

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2003 and 2002

and as of December 31, 2002

1. Organization and Basis of Presentation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Varco International, Inc. (the “Company”) and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments, consisting of normal recurring accruals, and accruals associated with theCompany’s acquisition of substantially all of the oilfield services business of ICO, Inc. in September 2002, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

The financial statements included in this report should be read in conjunction with the Company’s 2002 audited consolidated financial statements and accompanying notes included in the Company’s 2002 Form 10-K/A, filed under the Securities Exchange Act of 1934, as amended.

2. Revenue Recognition for Bill and Hold Transactions

Prior to January 1, 2003, the Company recognized revenue on bill and hold transactions when the related product had been completed and was ready to be shipped, title and risk of loss had passed to the customer and the Company believed that the other criteria set forth in Staff Accounting Bulletin (SAB) 101 had been satisfied. Beginning January 1, 2003, the Company recognizes revenue on bill and hold transactions only when delivery has occurred and all other conditions for revenue recognition have been met. If revenue from all bill and hold transactions occurring during the three years ended December 31, 2002 was recognized upon shipment of the related product, rather than on the date previously recognized, the Company’s financial results for fiscal years 2000, 2001 and 2002 would not be materially affected. While the Company has not restated its financial results for these annual periods, it has restated its financial results for all quarterly periods in 2001 and 2002 to reflect recognition of revenue on bill and hold transactions upon shipment. The restated information is disclosed in the Company’s 2002 Form 10-K/A in Footnote 14 of the Notes to Consolidated Financial Statements. Restated results for the three and six months ended June 30, 2002 are reflected in this report.

3. Acquisitions

The Company completed six acquisitions in the six months ended June 30, 2003. The combined purchase price for these acquisitions was approximately $15,900,000, including cash consideration of $15,050,000, noncash consideration of $450,000, and accrued liabilities of $400,000. Goodwill associated with these transactions was approximately $7,000,000. Cash paid in 2003 for 2002 acquisitions was approximately $3,461,000.

4. Inventory

At June 30, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$88,990	$83,660
Work in process	94,177	65,192
Finished goods	168,490	170,640
Inventory reserves	(41,446)	(39,534)

Inventory, net	$310,211	$279,958

5. Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2003 and 2002 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002 (restated)	2003	2002 (restated)
Comprehensive income:
Net income	$15,115	$21,063	$36,049	$38,350
Amortization of gain on interest rate contract	(68)	—	(68)	—
Cumulative translation adjustment	6,426	665	9,084	(1,183)

Total comprehensive income	$21,473	$21,728	$45,065	$37,167

6. Accounting For Stock-Based Compensation

In 2003, the Company’s Board of Directors and stockholders approved amendments to the Amended and Restated 1996 Equity Participation Plan, now known as the 2003 Equity Participation Plan. The amendments included an increase in the number of authorized shares of common stock to be granted to officers, key employees of the Company, and non-employee members of the Board of Directors from 7,650,000 to 12,150,000 shares. Options granted under the plan to key employees are generally exercisable in installments over three years starting one year from the date of grant and expire ten years from the date of grant. Options granted under the plan to non-employee members of the Board of Directors are exercisable in installments over four year periods starting one year from the date of grant and expire ten years from the date of grant.

Options outstanding under plans the Company assumed in connection with acquisitions will maintain the terms under which the options were granted. These terms allow options granted to key employees and non-employee directors to be vested in installments from one to five years starting one year from the date of grant and expire ten years from the date of grant.

The Company accounts for its stock-based employee compensation plans using the intrinsic value method. If the Company had accounted for its stock-based employee compensation plans using the alternative fair value method, the Company’s pro forma net income and earnings per common share would have been as follows (in thousands, except per share data):

Pro forma net income and earnings per common share	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002 (restated)	2003	2002 (restated)
Net income, as reported	$15,115	$21,063	$36,049	$38,350
Stock-based employee compensation cost, net of related tax effects	2,098	1,849	3,899	3,580

Pro forma net income	$13,017	$19,214	$32,150	$34,770

Earnings per common share:
Basic earnings per common share, as reported	$0.16	$0.22	$0.37	$0.40

Basic earnings per common share, pro forma	$0.13	$0.20	$0.33	$0.36
Dilutive earnings per common share, as reported	$0.15	$0.22	$0.37	$0.39

Dilutive earnings per common share, pro forma	$0.13	$0.20	$0.33	$0.36

Weighted average number of common shares outstanding:
Basic	97,365	96,670	97,251	96,404

Dilutive	98,424	97,715	98,197	97,278

7. Business Segments

The Company is organized into the following business segments based on the products and services it offers: Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

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

Tubular Services: This segment provides internal coating products and services for tubular goods; inspection and quality assurance services for tubular goods; and fiberglass and composite pipe. Additionally, the Tubular Services business sells and rents proprietary equipment used to inspect tubular products at steel mills. The Tubular Services business also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores, major pipeline operators, and steel mills.

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

Summarized unaudited information for the Company’s reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses and certain identified intangible amortization not allocated to product lines. Operating profit excludes merger, transaction and litigation costs of $2,829,000 in the six months ended June 30, 2002, which consisted of severance costs from employment agreements associated with the May 2000 merger of Varco International, Inc. and Tuboscope, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002 (restated)	2003	2002 (restated)
	(in thousands)		(in thousands)
Revenue:
Drilling Equipment Sales	$123,056	$133,440	$262,235	$243,716
Tubular Services	107,999	76,394	212,757	151,433
Drilling Services	69,879	66,419	139,339	137,671
Coiled Tubing & Wireline Products	56,523	59,800	110,603	113,801

Total	$357,457	$336,053	$724,934	$646,621

Operating Profit:
Drilling Equipment Sales	$6,496	$21,768	$24,213	$36,415
Tubular Services	15,372	11,040	28,491	21,488
Drilling Services	11,543	10,765	24,953	25,902
Coiled Tubing & Wireline Products	11,036	12,124	21,893	22,091
Other	(13,572)	(12,769)	(27,123)	(24,243)

Total	$30,875	$42,928	$72,427	$81,653

8. Unaudited Condensed Consolidating Financial Information

On February 25, 1998, the Company issued $100,000,000 of 7½% Senior Notes due 2008 (“2008 Notes”). On May 1, 2001, the Company issued $200,000,000 of 7¼% Senior Notes due 2011 (“2011 Notes”). On November 19, 2002, the Company issued $150,000,000 of 5½% Senior Notes due 2012 (“2012 Notes”). The 2008 Notes, 2011 Notes, and 2012 Notes are

fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively “Guarantor Subsidiaries” and individually “Guarantor”). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the credit agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

The following condensed consolidating balance sheet as of June 30, 2003 and related condensed consolidating statements of income and cash flows for the six months ended June 30, 2003 should be read in conjunction with the notes to these unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements (cont’d)

8.	Unaudited Condensed Consolidating Financial Information (cont’d)

Balance Sheet

	June 30, 2003
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,789	$54,149	$37,110	$—	$99,048
Accounts receivable, net	253,363	1,501,754	1,257,701	(2,673,196)	339,622
Inventory, net	—	194,447	115,764	—	310,211
Deferred tax asset	—	15,910	880	—	16,790
Other current assets	—	8,920	10,676	—	19,596

Total current assets	261,152	1,775,180	1,422,131	(2,673,196)	785,267
Investment in subsidiaries	1,296,040	557,697	—	(1,853,737)	—
Property and equipment, net	—	304,707	148,246	—	452,953
Identified intangibles, net	—	29,437	3,780	—	33,217
Goodwill, net	—	294,021	133,622	—	427,643
Other assets, net	3,760	6,064	3,406	—	13,230

Total assets	$1,560,952	$2,967,106	$1,711,185	$(4,526,933)	$1,712,310

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117,994	$1,573,608	$1,078,307	$(2,673,196)	$96,713
Accrued liabilities	6,383	66,075	40,322	—	112,780
Income taxes payable	—	7,012	(2,136)	—	4,876
Current portion of long-term debt	—	4,633	3,589	—	8,222

Total current liabilities	124,377	1,651,328	1,120,082	(2,673,196)	222,591
Long-term debt	449,870	2,049	857	—	452,776
Pension liabilities	15,323	—	10,051	—	25,374
Deferred taxes payable	—	17,689	20,181	—	37,870
Other liabilities	—	—	2,317	—	2,317

Total liabilities	589,570	1,671,066	1,153,488	(2,673,196)	740,928

Common stockholders’ equity:
Common stock	989	—	—	—	989
Paid in capital	531,812	735,251	255,234	(990,485)	531,812
Retained earnings	463,404	561,847	310,898	(872,745)	463,404
Accumulated other comprehensive loss	(9,493)	(1,058)	(8,435)	9,493	(9,493)
Treasury stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	971,382	1,296,040	557,697	(1,853,737)	971,382

Total liabilities and equity	$1,560,952	$2,967,106	$1,711,185	$(4,526,933)	$1,712,310

8.	Unaudited Condensed Consolidating Financial Information (cont’d)

Balance Sheet

	Year Ended December 31, 2002
	Varco International, Inc. (Parent Company Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,221	$63,547	$38,229	$—	$105,997
Accounts receivable, net	272,340	1,147,297	1,072,233	(2,168,414)	323,456
Inventory, net	—	193,787	86,171	—	279,958
Other current assets	—	26,057	12,510	—	38,567

Total current assets	276,561	1,430,688	1,209,143	(2,168,414)	747,978
Investment in subsidiaries	1,228,861	521,277	—	(1,750,138)	—
Property and equipment, net	—	304,013	146,118	—	450,131
Identifiable intangibles, net	—	29,160	3,758	—	32,918
Goodwill, net	—	285,788	132,871	—	418,659
Other assets, net	3,860	3,689	3,825	—	11,374

Total assets	$1,509,282	$2,574,615	$1,495,715	$(3,918,552)	$1,661,060

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$118,009	$1,244,406	$896,603	$(2,168,414)	$90,604
Accrued liabilities	6,264	66,831	38,335	—	111,430
Income taxes	—	9,348	(96)	—	9,252
Current portion of long-term debt	—	2,353	4,692	—	7,045

Total current liabilities	124,273	1,322,938	939,534	(2,168,414)	218,331
Long-term debt	449,839	6,191	4,853	—	460,883
Pension liabilities	14,888	—	10,011	—	24,899
Deferred taxes payable	—	15,919	19,333	—	35,252
Other liabilities	—	706	707	—	1,413

Total liabilities	589,000	1,345,754	974,438	(2,168,414)	740,778
Common stock	984	—	—	—	984
Paid in capital	525,782	720,068	254,917	(974,985)	525,782
Retained earnings	427,355	509,851	283,811	(793,662)	427,355
Cumulative translation adjustment	(18,509)	(1,058)	(17,451)	18,509	(18,509)
Treasury stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	920,282	1,228,861	521,277	(1,750,138)	920,282

Total liabilities and equity	$1,509,282	$2,574,615	$1,495,715	$(3,918,552)	$1,661,060

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements (cont’d)

8.	Unaudited Condensed Consolidating Financial Information (cont’d)

Statements of Income

	Three Months Ended June 30, 2003
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Revenue	$—	$260,367	$135,708	$(38,618)	$357,457
Cost of Sales	—	195,377	109,030	(38,618)	265,789
Selling, general and administrative	—	31,424	13,130	—	44,554
Research and engineering costs	—	14,349	1,890	—	16,239

Total costs	—	241,150	124,050	(38,618)	326,582

Operating profit	—	19,217	11,658	—	30,875
Other expenses (income)	325	(231)	(180)	—	(86)
Interest expense	7,564	32	219	—	7,815

Income (loss) before taxes	(7,889)	19,416	11,619	—	23,146
Provision for taxes	—	4,704	3,327	—	8,031
Equity in net income of subsidiaries	23,004	8,292	—	(31,296)	—

Net income	$15,115	$23,004	$8,292	$(31,296)	$15,115

	Three Months Ended June 30, 2002
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Revenue	$—	$243,577	$134,704	$(42,228)	$336,053
Cost of Sales	—	185,274	97,208	(42,228)	240,254
Selling, general and administrative	120	26,582	11,705	—	38,407
Research and engineering costs	—	12,994	1,470	—	14,464

Total costs	120	224,850	110,383	(42,228)	293,125

Operating profit	(120)	18,727	24,321	—	42,928
Other expenses (income)	347	(332)	3,452	—	3,467
Interest expense	5,511	170	365	—	6,046

Income (loss) before taxes	(5,978)	18,889	20,504	—	33,415
Provision for taxes	—	4,268	8,084	—	12,352
Equity in net income of subsidiaries	27,041	12,420	—	(39,461)	—

Net income	$21,063	$27,041	$12,420	$(39,461)	$21,063

8.	Unaudited Condensed Consolidating Financial Information (cont’d)

Statements of Income

	Six Months Ended June 30, 2003
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Revenue	$—	$541,303	$272,224	$(88,593)	$724,934
Cost of Sales	—	418,863	199,381	(88,593)	529,651
Selling, general and administrative	—	65,191	26,478	—	91,669
Research and engineering costs	—	27,663	3,524	—	31,187

Total costs	—	511,717	229,383	(88,593)	652,507

Operating profit	—	29,586	42,841	—	72,427
Other expenses (income)	825	(308)	844	—	1,361
Interest expense	15,122	176	416	—	15,714

Income (loss) before taxes	(15,947)	29,718	41,581	—	55,352
Provision for taxes	—	4,809	14,494	—	19,303
Equity in net income of subsidiaries	51,996	27,087	—	(79,083)	—

Net income	$36,049	$51,996	$27,087	$(79,083)	$36,049

	Six Months Ended June 30, 2002
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Revenue	$—	$466,785	$266,015	$86,179	$646,621
Cost of Sales	—	356,715	190,815	(86,179)	461,351
Selling, general and administrative	(1,060)	55,234	22,198	—	76,372
Research and engineering costs	—	24,010	3,235	—	27,245

Merger, transaction, and litigation costs	—	2,826	3	—	2,829

Total costs	(1,060)	438,785	216,251	(86,179)	567,797

Operating profit	1,060	28,000	49,764	—	78,824
Other expenses (income)	719	60	4,984	—	5,763
Interest expense	11,028	343	743	—	12,114

Income (loss) before taxes	(10,687)	27,597	44,037	—	60,947
Provision for taxes	—	6,217	16,380	—	22,597
Equity in net income of subsidiaries	49,037	27,657	—	(76,694)	—

Net income	$38,350	$49,037	$27,657	$(76,694)	$38,350

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements (cont’d)

8. Unaudited Condensed Consolidating Financial Information (cont’d)

Statement of Cash Flows

	Six Months Ended June 30, 2003
	Varco International, Inc. (Parent Company Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Net cash provided by (used for) operating Activities	$(574)	$24,818	$10,160	$—	$34,404
Net cash used for investing activities:
Capital expenditures	—	(14,896)	(6,596)	—	(21,492)
Business acquisitions, net of cash acquired	—	(18,194)	(317)	—	(18,511)
Other	—	—	176	—	176

Net cash used for investing activities	—	(33,090)	(6,737)	—	(39,827)
Cash flows provided by (used for) financing activities:
Net payments under financing agreements	(1,094)	(1,126)	(4,542)	—	(6,762)
Net proceeds from sale of common stock	5,236	—	—	—	5,236

Net cash provided by (used for) financing activities	4,142	(1,126)	(4,542)	—	(1,526)

Net increase (decrease) in cash and cash equivalents	3,568	(9,398)	(1,119)	—	(6,949)
Beginning of period	4,221	63,547	38,229	—	105,997

End of period	$7,789	$54,149	$37,110	$—	$99,048

	Six Months Ended June 30, 2002
	Varco International, Inc. (Parent Company Only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Net cash provided by (used for) operating activities	$(7,344)	$11,770	$20,839	—	$25,265
Net cash used for investing activities:
Capital expenditures	—	(17,613)	(8,265)	—	(25,878)
Business acquisitions, net of cash acquired	—	(1,317)	(10,231)	—	(11,548)
Other		—	(1,511)	—	(1,511)

Net cash used for investing activities	—	(18,930)	(20,007)	—	(38,937)
Cash flows provided by (used for) financing activities:
Net payments under financing agreements	(4)	(946)	(4,570)	—	(5,520)
Net proceeds from sale of common stock	6,610	—	—	—	6,610

Net cash provided by (used for) financing activities	6,606	(946)	(4,570)	—	1,090

Net decrease in cash and cash equivalents	(738)	(8,106)	(3,738)	—	(12,582)
Beginning of period	5,562	25,137	26,800	—	57,499

End of period	$4,824	$17,031	$23,062	$—	$44,917

9. New Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standard No 143, “Accounting for Asset Retirement Obligations,” (SFAS 143). SFAS 143 requires a company to recognize a liability associated with a legal obligation to retire or remove any tangible long-lived assets. SFAS 143 is effective beginning in 2003 and did not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. If the Company had early adopted statement SFAS 146, it would not have affected the Company’s accounting for restructuring activities which occurred in the third quarter of 2002.

In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued. FIN 46 requires the consolidation of variable interest entities (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

The Company has interests in VIE’s. Based on preliminary evaluation, the Company expects to begin consolidating certain of the VIE’s effective July 1, 2003, because it believes it is the VIE’s primary beneficiary under FIN 46’s requirements. If the Company had consolidated the VIE beginning January 1, 2002, property and equipment reported at December 31, 2002, would have been increased by $5.8 million, net of accumulated depreciation of $0.8 million, long-term borrowings would have been increased by $6.3 million and a minority interest of $0.2 million would have been reported.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General Operating Environment

The worldwide and North America quarterly average rig count increased 19% (from 1,678 to 1,996) and 29% (from 953 to 1,231), respectively, in the second quarter of 2003 compared to the second quarter 2002. The average per barrel price of West Texas Intermediate Crude increased 11% (from $26.24 to $29.23) and natural gas prices increased 67% (from $3.38 to $5.64) in the second quarter of 2003 compared to the same period of 2002. The Company’s Tubular Services and Drilling Services businesses benefited from the increase in the 2003 rig count, from the Company’s September 2002 acquisition of substantially all of the oilfield services business of ICO, Inc., and from other smaller acquisitions. As a result, revenues for these rose 25% or $35.1 million compared to the second quarter of 2002. Most of the increase was from the ICO acquisition and the smaller acquisitions. Revenues from the Company’s Drilling Equipment Sales and Coiled Tubing & Wireline Products divisions declined 7% or $13.7 million from the second quarter of 2002 compared to the second quarter of 2003. The Company shipped a high level of both drilling equipment and well remediation equipment in the second quarter of 2002, which did not recur in the most recent quarter.

The following graph details U.S., Canada, and International rig activity, West Texas Intermediate crude and natural gas prices for the past fourteen quarters on a quarterly basis:

Source:	Rig Count: Baker Hughes, Inc. (www.bakerhughes.com)
West Texas Intermediate Crude Price & Natural Gas Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

Results of Operations

Three and Six Months Ended June 30, 2003 and 2002

Revenue. Revenue was $357.5 million and $724.9 million for the second quarter and first half of 2003, an increase of $21.4 million (or 6%) and $78.3 million (or 12%) compared to the second quarter and first half of 2002, respectively. The increases were due primarily to an increase in North America services business revenue and the Company’s acquisition of substantially all of the oilfield services business of ICO Inc. in September 2002. These increases were offset by a decline in Drilling Equipment Sales and Coiled Tubing & Wireline Products in the second quarter of 2003 compared to the second quarter of 2002 due to lower shipments of drilling equipment units. The following table summarizes revenue by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
		(restated)		(restated)
Revenue:
Drilling Equipment Sales	$123,056	$133,440	$262,235	$243,716
Tubular Services	107,999	76,394	212,757	151,433
Drilling Services	69,879	66,419	139,339	137,671
Coiled Tubing & Wireline Products	56,523	59,800	110,603	113,801

Total	$357,457	$336,053	$724,934	$646,621

Drilling Equipment Sales revenue was $123.1 million and $262.2 million for the second quarter and first six months of 2003, representing a decrease of $10.4 million (8%) and an increase of $18.5 million (8%) compared to the second quarter and first six months of 2002, respectively. The decrease in the second quarter of 2003 was primarily related to lower shipments related to Drilling Equipment units in the second quarter of 2003 compared to 2002, offset to some degree by greater revenue from Drilling Equipment rental, repairs, and services. The year over year increase resulted from higher shipments of equipment, primarily from the Company’s Shaffer and MIL divisions in the first quarter 2003. New orders for the three months ended June 30, 2003 were $131.0 million compared to $90.9 million for the same period of 2002, while backlog at June 30, 2003 was $187.6 million compared to $194.8 million at June 30, 2002. Sequentially, backlog increased by $7.9 million at June 30, 2003 compared to March 31, 2003.

Tubular Services revenue was $108.0 million and $212.8 million for the second quarter and first half of 2003, representing an increase of $31.6 million (41%) and $61.3 million (41%) compared to the second quarter and first half of 2002. The 2003 increases were due primarily to higher drilling activity, the acquisition of ICO’s oilfield services business in September 2002, and other smaller acquisitions. These increases were offset slightly by lower pipeline inspection revenue in the second quarter of 2003 compared to the prior year period.

Drilling Services revenue was $69.9 million and $139.3 million for the second quarter and first half of 2003, representing an increase of $3.5 million (5%) and $1.7 million (1%) compared to the same periods of 2002. The second quarter 2003 increase in revenue was due to increases in North America Solids Control Services and Instrumentation Services attributed to the 29% increase in rig activity in North America in the second quarter of 2003 compared to the second quarter of 2002. This increase was offset somewhat by lower instrumentation and V-ICIS equipment sales.

Coiled Tubing and Wireline Products revenue was $56.5 million and $110.6 million for the second quarter and first half of 2003, decreases of $3.3 million (5%) and $3.2 million (3%) compared to the same periods of 2002. The decreases were due to lower sales from the Company’s Hydra Rig coiled tubing unit operations in the first half of 2003 compared to the first half of 2002. Backlog for this segment was at $45.6 million at June 30, 2003 compared to $49.1 million at December 31, 2002.

Gross Profit. Gross profit was $91.7 million (25.6% of revenue) and $195.3 million (26.9% of revenue) for the second quarter and first half of 2003 compared to $95.8 million (28.5% of revenue) and $185.3 million (28.7% of revenue) for the same periods of 2002.

The second quarter 2003 results included the recognition of $6.3 million of anticipated losses on a $30 million land drilling rig construction contract expected to be shipped in late 2003 or early 2004. The loss was the result of additional costs due to delays and the structural complexity of the rig that has required substantially more material, fabrication, engineering, and design work than originally planned. The declines in gross profit percentages were due to the $6.3 million loss on the drilling rig contract and a decline in Drilling Equipment margins as a result of lower margins on equipment installation projects.

Selling, General, and Administrative Costs. Selling, general, and administrative costs were $44.6 million (12.5% of revenue) and $91.7 million (12.6% of revenue) for the three and six month periods ending June 30, 2003 compared to $38.4 million (11.4% of revenue) and $76.4 million (11.8% of revenue) for the same periods of 2002. Expenses were higher in the first six months of 2003 compared to the first six months of 2002 due to the acquisitions completed in 2002, greater selling costs associated with the increase in revenue in Drilling Equipment operations, and higher insurance and employee compensation and benefit costs in 2003 compared to 2002.

Research and Engineering Costs. Research and engineering costs were $16.2 million and $31.2 million for the second quarter and first half of 2003, representing increases of $1.8 million and $3.9 million over the same periods of 2002. The increases were spread amongst the Company’s four major operating segments, due to technology development and sustaining engineering initiatives underway within the groups, and higher insurance and employee compensation and benefit costs in 2003 compared to 2002.

Merger, Transaction, and Litigation Costs. During the first quarter of 2002 the Company incurred $2.8 million of severance costs resulting from early termination of employment agreements for several senior executives arising out of the May 2000 merger between Varco International, Inc., a California corporation, and the Company.

Operating Profit. Operating profit was $30.9 million and $72.4 million for the three and six months ended June 30, 2003, compared to $42.9 million and $78.8 million for the same periods of 2002. The changes in operating profit were due to the factors discussed above.

Interest Expense. Interest expense was $7.8 million and $15.7 million for the three and six months ended June 30, 2003, compared to $6.0 million and $12.1 million for the three and six months ended June 30, 2002. The increases in interest expense were due to the greater average outstanding debt balances as a result of the $150.0 million 5½% Senior Notes issued in November 2002.

Other Expense (Income). Other expense consists of interest income, foreign exchange, and other expense (income). Net other expense was a gain of $0.1 million for the three months ended June 30, 2003 and a loss of $1.4 million for the first six months of 2003. These results compared to net expenses of $3.5 million and $5.8 million for the same periods of 2002. Results for 2002 included foreign exchange losses of $2.4 million in the second quarter of 2002 primarily due to the strengthening of the Euro and British pound sterling and $1.2 million in the first quarter of 2002 related to the revaluation of the Argentina peso. The second quarter of 2003 results included foreign exchange gains of $0.7 million primarily related to a stronger U.S. dollar against the British pound sterling.

Provision for Income Taxes. The Company’s effective tax rate for the second quarter and first half of 2003 was 34.7% and 34.9% respectively, compared to 37% for the second quarter and first half of 2002. These rates vary from the domestic rate of 35%, due to charges not allowed under domestic and foreign jurisdictions, foreign earnings subject to tax rates differing from domestic rates, the benefit from the increased utilization of the extraterritorial income provisions and the resolution of a tax audit in 2003.

Net Income. Net income for the second quarter and first half of 2003 was $15.1 million and $36.0 million compared to $21.1 million and $38.4 million for the same periods of 2002. The changes in 2003 results compared to 2002 were due to the factors discussed above.

Financial Condition and Liquidity

June 30, 2003

For the six months ended June 30, 2003, cash provided by operating activities was $34.4 million compared to $25.3 million provided by operating activities for the six months ended June 30, 2002. Cash was provided by operations in 2003 through net income of $36.0 million plus non-cash charges of $40.2 million, a decrease in other current assets of $3.3 million and an increase in accounts payable and accrued liabilities of $7.0 million. These items were offset to some extent by an increase in accounts receivable of $16.4 million, an increase in inventory of $32.1 million and a decrease in income taxes payable of $3.6 million. Accounts receivable increased $16.4 million in the first six months of 2003 due to higher revenue (up $3.0 million) in the second quarter of 2003 compared to the fourth quarter of 2002, and slightly higher days sales outstanding balances (84.1 days outstanding at December 31, 2002 compared to 86.3 days outstanding at June 30, 2003). The increase in inventory was related primarily to the Company’s initiative to increase its on-hand availability of drilling equipment spare parts, construction of a $30 million land rig, and construction of equipment for future sales related to the Drilling Equipment and Coiled Tubing & Wireline Products segments.

For the six months ended June 30, 2003, the Company used $39.8 million for investing activities compared to $38.9 million for the same period of 2002. The Company used $18.5 million to make business acquisitions (see Note 3 of Notes to Unaudited Consolidated Financial Statements). Capital spending of $21.5 million was primarily related to the construction of rental and operating equipment and facility upgrades for manufacturing operations.

For the six months ended June 30, 2003, the Company used $1.5 million of cash from financing activities compared to the generation of $1.1 million of cash for the six months ending June 30, 2002. Cash was primarily used in 2003 to pay off $6.8 million of debt, offset by proceeds from the exercise of stock options of $5.2 million.

At June 30, 2003, the Company had $99.0 million in cash and cash equivalents and current and long-term debt of $461.0 million. At December 31, 2002, the Company had cash and cash equivalents of $106.0 million and current and long-term debt of $467.9 million. The Company’s outstanding debt at June 30, 2003 consisted of $149.3 million of 5 1/2% Senior Notes due 2012, $201.3 million of 7 1/4% Senior Notes due 2011, $99.3 million of 7 1/2% Senior Notes due 2008 and other debt of $11.1 million.

On January 30, 2002, the Company entered into a new credit agreement with a syndicate of banks that provided up to $125.0 million of funds under a new revolving credit facility. In addition, the Company also obtained a bilateral letter of credit facility that provided up to $5.0 million of funds. The agreement was amended in the third quarter of 2002 to increase the available funds to $150.0 million. At June 30, 2003, there were $145.1 million of funds available under the revolving credit facility and $3.1 million of funds available under the bilateral letter of credit facility with $4.9 million and $1.9 million being used for letters of credit, under the revolving credit facility and bilateral letter of credit facility, respectively.

The Company believes that its June 30, 2003 cash and cash equivalents, its credit facility and cash flow from continuing operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

Critical Accounting Policies and Estimates

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments related to bad debts and inventory obsolescence; impairments of long-lived assets, including goodwill; reserves for product warranty claims; and assumptions related to pension and postretirement plans. Note 2 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 contains the accounting policies governing each of these matters. The Company’s estimates are based on historical experience and on its future expectations that it believes are reasonable; the combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from the Company’s current estimates and those differences may be material.

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

In prior periods, the Company recognized revenue on bill and hold transactions when the related product had been completed and was ready to be shipped, title and risk of loss had passed to the customer and the Company believed that the other criteria set forth in Staff Accounting Bulletin (SAB) 101 had been satisfied. Beginning January 1, 2002, the Company recognizes revenue on bill and hold transactions only when delivery has occurred and all other conditions for revenue recognition have been met. If revenue from all bill and hold transactions occurring during the three years ended December 31, 2002 was recognized upon shipment of the related product, rather than on the date previously recognized, the Company’s financial results for fiscal years 2000, 2001 and 2002 would not be materially affected. While the Company has not restated its financial results for these annual periods, it has restated its financial results for all quarterly periods in 2001 and 2002, including the second quarter of 2002, to reflect recognition of revenue on bill and hold transactions upon shipment. The restated results for the second quarter of 2002 are reflected in this report.

Reserves for bad debts are determined on a specific identification basis when the Company believes that the required payment of specific amounts owed to it is not probable. A substantial portion of the Company’s revenues come from international oil companies, international oilfield service companies, and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the Company’s customers may be unable to repay these receivables, and additional allowances could be required.

Reserves for inventory obsolescence are determined based on historical usage of inventory on-hand as well as the Company’s future expectations related to requirements to provide spare parts for its substantial installed base and new products. Changes in worldwide oil and gas drilling activity and the development of new technologies associated with the drilling industry could require the Company to record additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.

Accruals for warranty claims are provided based on historical experience at the time of sale. Product warranties generally cover periods from one to three years. The Company’s accruals for warranty claims are affected by the size of the Company’s installed base of products currently under warranty, as well as new products delivered to the market. If actual experience proves different from historical estimates, changes to the Company’s provision rates may be required.

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

The Company sponsors several pension and postretirement plans. The Company has two defined benefit pension plans covering substantially all of its employees in Germany, plans providing healthcare benefits to certain retired executives and employees (Retiree Medical Plan), and a supplemental executive retirement plan. All of the plans are unfunded. See additional disclosure in Note 9 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry, general economic and political conditions, risks associated with growth through acquisitions and other factors discussed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 under the caption “Factors Affecting Future Operating Results.” In addition, the Company’s backlog is based upon anticipated revenues from customer orders that the Company believes are firm. In accordance with industry practice, orders or commitments to purchase the Company’s products generally can be cancelled by customers at any time. In addition, orders and commitments are sometimes modified before or during manufacturing of the products. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standard No 143, “Accounting for Asset Retirement Obligations,” (SFAS 143). SFAS 143 requires a company to recognize a liability associated with a legal obligation to retire or remove any tangible long-lived assets. SFAS 143 is effective beginning in 2003 and did not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) which addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit An Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. If the Company had early adopted statement SFAS 146, it would not have affected the Company’s accounting for restructuring activities which occurred in the third quarter of 2002.

In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued. FIN 46 requires the consolidation of variable interest entities (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

The Company has interests in VIE’s. Based upon preliminary evaluation, the Company expects to begin consolidating certain of the VIE’s effective July 1, 2003, because it believes it is the VIE’s primary beneficiary under FIN 46’s requirements. If the Company had consolidated the VIE beginning January 1, 2002, property and equipment reported at December 31, 2002, would have been increased by $5.8 million, net of accumulated depreciation of $0.8 million, long-term borrowings would have been increased by $6.3 million and a minority interest of $0.2 million would have been reported.

Item 3. Quantitative & Qualitative Disclosure About Market Risk

The Company conducts operations in various countries around the world and is exposed to market risk from changes in interest rates and changes in foreign currency rates. The Company does not believe that it has a material exposure to market risk. The Company does not enter into interest rate or foreign currency transactions for speculative purposes.

Interest Rates

The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. At June 30, 2003, the Company had $461.0 million of outstanding debt. Fixed rate debt included $149.3 million of the 2012 Notes at a fixed interest rate of 5 ½%, $201.3 million of the 2011 Notes at a fixed interest rate of 7¼% and $99.3 million of the 2008 Notes at a fixed interest rate of 7 ½%.

As of June 30, 2003, the Company had three interest rate swap agreements with an aggregate notional amount of $100.0 million associated with the Company’s 2008 Notes. Under this agreement, the Company receives interest at a fixed rate of 7 ½% and pays interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008.

Foreign Currency Exchange Rates

With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company’s policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at June 30, 2003.

The Company has market risk sensitive instruments denominated in foreign currencies totaling $5.8 million as of June 30, 2003, excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of foreign currency exchange rates would affect net income by $.4 million.

Because the Company operates in virtually every oil and gas exploration and production region in the world, it conducts a portion of its business in currencies other than the U.S. dollar. The functional currency for some of the Company’s international operations is the applicable local currency. Although some of the Company’s international revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. During the quarters ended June 30, 2003, and 2002, the Company reported foreign currency gain (loss) of $0.7 million and ($2.4) million, respectively. The gain or losses were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency.

Assets and liabilities of those foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the common stockholders’ equity section of the Company’s balance sheet. The Company recorded currency translation gains of $6.4 million for the quarter ended June 30, 2003 and translation gains of $0.7 million for the quarter ended June 30, 2002, related to these translations.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to vote of security holders.

The Annual Meeting of Stockholders of the Company was held May 15, 2003 for the following reasons:

Proposal One: The election of the members of the Company’s Board of Directors.

Name	For	Withhold
George Boyadjieff	90,295,633	2,985,159
George S. Dotson	86,889,098	6,391,694
Richard A. Kertson	90,296,809	2,983,983
John F. Lauletta	89,801,740	3,479,052
Eric L. Mattson	90,834,282	2,446,510
L.E. Simmons	57,146,406	36,134,386
Jeffery A. Smisek	91,011,073	2,269,719
Douglas E. Swanson	91,012,753	2,268,039
Eugene R. White	90,231,806	3,048,986
James D. Woods	90,995,128	2,285,664

Proposal Two: To approve an amendment and restatement of the Company’s Amended and Restated 1996 Equity Participation Plan, now known as the 2003 Equity Participation Plan that, among other things, (i) increases the number of shares of the Company’s common stock that may be issued under the plan by 4,500,000 shares from 7,650,000 shares to 12,150,000 shares, and (ii) modifies the annual limits on the amount of shares or cash awards that may be granted to any person

For	Against	Abstain
77,684,214	15,543,908	52,670

Proposal Three: To approve an amendment of the Company’s Employee Stock Purchase Plan that increases the number of shares of the Company’s common stock that may be issued thereunder by 350,000 shares from 648,172 shares to 998,172 shares

For	Against	Abstain
91,883,031	1,357,804	39,957

Proposal Four: To ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

For	Against	Abstain
90,207,886	3,041,192	31,714

Item 6. Exhibits and reports on Form 8-K

a.  Exhibits

Reference is hereby made to the Exhibit Index commencing on Page 26.

b.  Reports on Form 8-K during the quarter ended June 30, 2003.

There were no reports filed on Form 8-K for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARCO INTERNATIONAL, INC. (Registrant)

Date: August 13, 2003	/s/ CLAY C. WILLIAMS
Clay C. Williams Vice President and Chief Financial Officer, (Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Note No.
3.1	Third Amended and Restated Certificate of Incorporation of Varco International, Inc., dated May 30, 2000.	(Note 1)

3.2	Third Amended and Restated Bylaws.	(Note 1)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Varco International, Inc., dated November 30, 2000.	(Note 1)

4.1	Rights Agreement, dated as of November 29, 2000, by and between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Varco International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	(Note 1)

4.2	Purchase Agreement dated as of October 1, 1991 between the Company and Baker Hughes Incorporated regarding certain registration rights.	(Note 2)

4.3	Registration Rights Agreement dated April 24, 1996 among the Company, SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink Industries Limited.	(Note 3)

4.4	Registration Rights Agreement dated March 7, 1997 among the Company and certain stockholders of Fiber Glass Systems, Inc.	(Note 4)

4.5	Indenture, dated as of February 25, 1998, between the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $100,000,000 aggregate principal amount of 7½% Senior Notes due 2008; Specimen Certificate of 7½% Senior Notes due 2008 (private notes); and Specimen Certificate at 7½% Senior Notes due 2008 (public notes).	(Note 5)

4.6	Indenture, dated as of May 1, 2001, among the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $200,000,000 aggregate principal amount of 7¼% Senior Notes due 2011; Specimen Certificate of 7¼% Senior Notes due 2011 (private notes); and Specimen Certificate of 7¼% Senior Notes due 2011 (public notes).	(Note 6)

4.7	Indenture, dated as of November 19, 2002, between the Company, the guarantors named therein and The Bank of New York Trust Company of Florida as trustee, relating to $150,000,000 aggregate principal amount of 5.5% Senior Notes due 2012 (private notes) Specimen Certificate of 5.5% Senior Notes due 2012 (private notes); and Specimen Certificate of 5.5% Senior Notes due 2012 (public notes).	(Note 7)

4.8	Registration Rights Agreement dated as of November 19, 2002, among the Company and Salomon Smith Barney Inc.	(Note 7)

10.1	Credit Agreement, dated as of January 30, 2002, among the Company, as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative Agent, Bank One, NA, as Syndication Agent, Credit Suisse First Boston, Cayman Islands Branch, as Documentation Agent, and the other Banks a party thereto.	(Note 8)

10.2*	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)	(Note 23)

10.3*	2003 Equity Participation Plan of Varco International, Inc.

10.3.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 22)

10.4*	Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.	(Note 9)

Exhibit No.	Description	Note No.

10.5*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 10)

10.6*	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)	(Note 23)

10.7	Lease dated March 7, 1975, as amended	(Note 11)

10.7.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8	(Note 14)

10.7.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 15)

10.8	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 16)

10.8.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.9	(Note 15)

10.9*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 17)

10.9.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 18)

10.10*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 15)

10.10.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 19)

10.11*	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)	(Note 23)

10.12	Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial Leasing, Inc.	(Note 20)

10.13*	Form of Executive Agreement of certain members of senior management	(Note 21)

10.13.1*	Form of First Amendment to Executive Agreements	(Note 21)

10.14*	Executive Agreement of John F. Lauletta	(Note 21)

10.15*	Executive Agreement of Joseph C. Winkler	(Note 21)

10.16*	Agreement with George Boyadjieff dated November 29, 2002	(Note 23)

10.17*	Form of Indemnity Agreement	(Note 21)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1(+)	Section 1350 Certification of Chief Executive Officer

32.2(+)	Section 1350 Certification of Chief Financial Officer

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