Form 10-Q
period 2003-09-30
VARCO INTERNATIONAL INC /DE/
filed 2003-11-12
CIK 860097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003

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

The Registrant had 97,594,950 shares of common stock outstanding as of October 24, 2003.

VARCO INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VARCO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$110,362	$105,997
Accounts receivable, net	344,062	323,456
Inventory, net	316,762	279,958
Deferred tax assets	17,394	15,727
Prepaid expenses and other	27,954	22,840

Total current assets	816,534	747,978

Property and equipment, net	463,555	450,131
Identified intangibles, net	32,630	32,918
Goodwill, net	437,723	418,659
Other assets, net	12,703	11,374

Total assets	$1,763,145	$1,661,060

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94,760	$90,604
Accrued liabilities	132,323	111,430
Income taxes payable	4,862	9,252
Current portion of long-term debt and short-term borrowings	5,650	7,045

Total current liabilities	237,595	218,331
Long-term debt	450,278	460,883
Pension liabilities and post-retirement obligations	26,019	24,899
Deferred taxes payable	45,482	35,252
Other liabilities	4,214	1,413

Total liabilities	763,588	740,778

Common stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 99,037,582 shares issued and 97,593,882 shares outstanding at September 30, 2003 (98,416,012 shares issued and 96,991,312 shares outstanding at December 31, 2002)	990	984
Paid in capital	534,108	525,782
Retained earnings	490,043	427,355
Accumulated other comprehensive loss	(9,936)	(18,509)
Less: treasury stock at cost (1,443,700 shares)	(15,648)	(15,330)

Total common stockholders’ equity	999,557	920,282

Total liabilities and equity	$1,763,145	$1,661,060

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 (restated)	2003	2002 (restated)
	(in thousands, except per share data)
Revenue	$374,976	$333,939	$1,099,910	$980,560

Costs and expenses:

Costs of services and products sold	267,077	236,687	796,728	698,038

Selling, general and administration	44,495	41,257	136,164	117,629

Research and engineering costs	15,325	14,932	46,512	42,177

Merger, transaction, and litigation costs	—	2,369	—	5,198

Operating profit	48,079	38,694	120,506	117,518

Other expense (income):

Interest expense	7,357	6,243	23,071	18,357

Interest income	(320)	(262)	(880)	(611)

Other, net	1,413	2,399	3,334	8,511

Income before income taxes	39,629	30,314	94,981	91,261

Provision for income taxes	12,990	10,262	32,293	32,859

Net income	$26,639	$20,052	$62,688	$58,402

Earnings per common share:
Basic earnings per common share	$0.27	$0.21	$0.64	$0.61

Dilutive earnings per common share	$0.27	$0.21	$0.64	$0.60

Weighted average number of common shares outstanding:
Basic	97,503	96,785	97,335	96,531

Dilutive	98,264	97,505	98,219	97,353

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002 (restated)
	(in thousands)
Cash flows from operating activities:
Net income	$62,688	$58,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,627	43,045
Other non-cash charges	15,693	10,449
Changes in assets and liabilities, net of effects of acquired companies:
Accounts receivable	(21,831)	26,886
Inventory	(41,911)	(41,648)
Prepaid expenses and other assets	(5,091)	(900)
Accounts payable and accrued liabilities	17,095	5,241
Federal and foreign income taxes payable	(2,388)	(12,861)

Net cash provided by operating activities	73,882	88,614

Cash flows used for investing activities:
Capital expenditures	(43,424)	(35,689)
Business acquisitions, net of cash acquired	(23,179)	(146,784)
Other	(207)	(2,211)

Net cash used for investing activities	(66,810)	(184,684)

Cash flows provided by (used for) financing activities:
Borrowings under financing agreements	78	90,018
Principal payments under financing agreements	(9,978)	(8,596)
Proceeds from sale of common stock, net	7,510	8,913
Purchase of treasury stock	(317)	—

Net cash provided by (used for) financing activities	(2,707)	90,335

Net increase (decrease) in cash and cash equivalents	4,365	(5,735)

Cash and cash equivalents:

Beginning of period	105,997	57,499

End of period	$110,362	$51,764

Supplemental disclosure of cash flow information:

Cash paid during the nine month period for:
Interest	$19,926	$16,640

Taxes	$28,125	$44,630

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2003 and 2002

and as of December 31, 2002

1. Organization and Basis of Presentation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Varco International, Inc. (the “Company”) and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments, consisting of normal recurring accruals, and accruals associated with the Company’s acquisition of substantially all of the oilfield services business of ICO, Inc. in September 2002, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

The financial statements included in this report should be read in conjunction with the Company’s 2002 audited consolidated financial statements and accompanying notes included in the Company’s 2002 Form 10-K/A, filed under the Securities Exchange Act of 1934, as amended.

2. Revenue Recognition for Bill and Hold Transactions

Prior to January 1, 2003, the Company recognized revenue on bill and hold transactions when the related product had been completed and was ready to be shipped, title and risk of loss had passed to the customer and the Company believed that the other criteria set forth in Staff Accounting Bulletin (SAB) 101 had been satisfied. Beginning January 1, 2003, the Company recognizes revenue only when delivery has occurred and all other conditions for revenue recognition have been met. If revenue from all bill and hold transactions occurring during the three years ended December 31, 2002 was recognized upon shipment of the related product, rather than on the date previously recognized, the Company’s financial results for fiscal years 2002, 2001 and 2000 would not be materially affected. While the Company has not restated its financial results for these annual periods, it has restated its financial results for all quarterly periods in 2002 and 2001 to reflect recognition of revenue on bill and hold transactions upon shipment. The restated information is disclosed in the Company’s 2002 Form 10-K/A in Footnote 14 of the Notes to Consolidated Financial Statements. Restated results for the three and nine months ended September 30, 2002 are reflected in this report.

3. Acquisitions

The Company completed ten acquisitions in the nine months ended September 30, 2003. The combined purchase price for these acquisitions was approximately $21,502,000, including cash consideration of $20,255,000, noncash consideration of $900,000 and notes issued of $347,000. Goodwill associated with these transactions was approximately $10,366,000. Cash paid in 2003 for 2002 acquisitions was approximately $2,924,000.

4. Inventory

At September 30, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$84,696	$83,660
Work in process	100,114	65,192
Finished goods	173,636	170,640
Inventory reserves	(41,684)	(39,534)

Inventory, net	$316,762	$279,958

5. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2003 and 2002 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 (restated)	2003	2002 (restated)
Comprehensive income (loss):
Net income	$26,639	$20,052	$62,688	$58,402
Cumulative translation adjustment	(410)	114	8,674	(1,069)
Amortization of gain on interest rate contract	(33)	—	(101)	—
Unrealized loss on securities	—	(835)	—	(835)

Total comprehensive income	$26,196	$19,331	$71,261	$56,498

6. Stock Repurchase Program

During the third quarter of 2003, the Company’s Board of Directors authorized repurchases of up to $150,000,000 of the Company’s outstanding common stock from time to time at the Company’s discretion. As a part of this program, the Company repurchased 19,000 shares of Company common stock at an average price of $16.68 per share for a total consideration of approximately $317,000 during the third quarter ended September 30, 2003.

7. Accounting For Stock-Based Compensation

In 2003, the Company’s Board of Directors and stockholders approved amendments to the Amended and Restated 1996 Equity Participation Plan, now known as the 2003 Equity Participation Plan. The amendments included an increase in the number of authorized shares of common stock to be granted to officers, key employees, and non-employee members of the Board of Directors from 7,650,000 to 12,150,000 shares. Options granted under the plan to key employees generally become exercisable in installments over three years starting one year from the date of grant and expire ten years from the date of grant. Options granted under the plan to non-employee members of the Board of Directors become exercisable in installments over four year periods starting one year from the date of grant and expire ten years from the date of grant.

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

The Company accounts for its stock-based employee compensation plans using the intrinsic value method. If the Company had accounted for its stock-based employee compensation plans using the alternative fair value method, the Company’s pro forma net income and earnings per common share would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 (restated)	2003	2002 (restated)
Pro forma net income and earnings per common share
Net income, as reported	$26,639	$20,052	$62,688	$58,402
Stock-based employee compensation cost, net of related tax effects	2,172	1,858	6,071	5,438

Pro forma net income	$24,467	$18,194	$56,617	$52,964

Earnings per common share:
Basic earnings per common share, as reported	$0.27	$0.21	$0.64	$0.61

Basic earnings per common share, pro forma	$0.25	$0.19	$0.58	$0.55

Dilutive earnings per common share, as reported	$0.27	$0.21	$0.64	$0.60

Dilutive earnings per common share, pro forma	$0.25	$0.19	$0.58	$0.54

Weighted average number of common shares outstanding:
Basic	97,503	96,785	97,335	96,531

Dilutive	98,264	97,505	98,219	97,353

8. Business Segments

The Company is organized into the following business segments based on the products and services it offers: Drilling Equipment Sales, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

Drilling Equipment Sales: This segment manufactures and sells systems and equipment for rotating and handling pipe on drilling rigs; a complete line of conventional drilling rig tools and equipment, including pipe handling tools, hoisting equipment and rotary equipment; pressure control and motion compensation equipment; and flow devices. Customers include major oil and gas companies and drilling contractors. Additionally, this segment provides after market spare parts for the Company’s installed base of drilling equipment, repair services and rental of drilling units.

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

Drilling Services: This segment consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drill cuttings (solids) from fluids used in the oil and gas drilling processes, and the sale and rental of computer based drilling instrumentation and communication equipment, as well as conventional drilling rig instrumentation. Customers include major oil and gas companies, independent producers, national oil companies and drilling contractors.

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

Summarized unaudited information for the Company’s reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses not allocated to product lines. Operating profit excludes merger, transaction and litigation costs of $2.829 million and $2.369 million recorded in the first quarter and third quarter of 2002, respectively. The first quarter 2002 charge was related to the May 2000 merger of the Company and Varco International, Inc., a California corporation. The third quarter 2002 charge was related to transaction costs associated with the acquisition of substantially all of the oilfield services assets of ICO, Inc. in September 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 (restated)	2003	2002 (restated)
	(in thousands)		(in thousands)
Revenue:
Drilling Equipment Sales	$114,749	$120,344	$376,984	$364,060
Tubular Services	124,198	91,339	336,955	242,772
Drilling Services	78,024	69,525	217,363	207,196
Coiled Tubing & Wireline Products	58,005	52,731	168,608	166,532

Total	$374,976	$333,939	$1,099,910	$980,560

Operating Profit:
Drilling Equipment Sales	$12,088	$19,094	$36,301	$55,509
Tubular Services	22,674	15,304	51,165	36,792
Drilling Services	15,962	11,626	40,915	37,528
Coiled Tubing & Wireline Products	11,471	9,187	33,364	31,278
Other	(14,116)	(14,148)	(41,239)	(38,391)

Total	$48,079	$41,063	$120,506	$122,716

9. Unaudited Condensed Consolidating Financial Information

On February 25, 1998, the Company issued $100,000,000 of 7 1/2% Senior Notes due 2008 (“2008 Notes”). On May 1, 2001, the Company issued $200,000,000 of 7 1/4% Senior Notes due 2011 (“2011 Notes”). On November 19, 2002, the Company issued $150,000,000 of 5 1/2% Senior Notes due 2012 (“2012 Notes”). The 2008 Notes, 2011 Notes, and 2012 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively “Guarantor Subsidiaries” and individually “Guarantor”). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the Company’s credit agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

The following condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002 and related condensed consolidating statements of income for the three and nine months ended September 30, 2003 and 2002 and statement of cash flows for the nine months ended September 30, 2003 and 2002 should be read in conjunction with the notes to these unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements (cont’d)

9. Unaudited Condensed Consolidating Financial Information (cont’d)

Balance Sheet

	September 30, 2003
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,757	$74,139	$30,466	$—	$110,362
Accounts receivable, net	253,848	1,361,721	913,324	(2,184,831)	344,062
Inventory, net	—	186,034	130,728	—	316,762
Deferred tax asset	—	15,851	1,543	—	17,394
Other current assets	—	14,397	13,557	—	27,954

Total current assets	259,605	1,652,142	1,089,618	(2,184,831)	816,534
Investment in subsidiaries	1,326,778	584,591	—	(1,911,369)	—
Property and equipment, net	—	317,835	145,720	—	463,555
Identified intangibles, net	—	29,100	3,530	—	32,630
Goodwill, net	—	300,955	136,768	—	437,723
Other assets, net	3,719	6,068	2,916	—	12,703

Total assets	$1,590,102	$2,890,691	$1,378,552	$(4,096,200)	$1,763,145

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117,994	$1,445,809	$715,788	$(2,184,831)	$94,760
Accrued liabilities	10,009	76,381	45,933	—	132,323
Income taxes payable	—	9,345	(4,483)	—	4,862
Current portion of long-term debt	—	4,003	1,647	—	5,650

Total current liabilities	128,003	1,535,538	758,885	(2,184,831)	237,595
Long-term debt	446,918	3,096	264	—	450,278
Pension liabilities	15,624	—	10,395	—	26,019
Deferred taxes payable	—	24,951	20,531	—	45,482
Other liabilities	—	328	3,886	—	4,214

Total liabilities	590,545	1,563,913	793,961	(2,184,831)	763,588
Common stockholders’ equity:
Common stock	990	—	—	—	990
Paid in capital	534,108	731,834	264,306	(996,140)	534,108
Retained earnings	490,043	596,002	329,163	(925,165)	490,043
Accumulated other comprehensive loss	(9,936)	(1,058)	(8,878)	9,936	(9,936)
Treasury stock	(15,648)	—	—	—	(15,648)

Total common stockholders’ equity	999,557	1,326,778	584,591	(1,911,369)	999,557

Total liabilities and equity	$1,590,102	$2,890,691	$1,378,552	$(4,096,200)	$1,763,145

9. Unaudited Condensed Consolidating Financial Information (cont’d)

Balance Sheet

	December 31, 2002
	Varco International, Inc. (Parent Company Only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,221	$63,547	$38,229	$—	$105,997
Accounts receivable, net	272,340	1,147,297	1,072,233	(2,168,414)	323,456
Inventory, net	—	193,787	86,171	—	279,958
Other current assets	—	26,057	12,510	—	38,567

Total current assets	276,561	1,430,688	1,209,143	(2,168,414)	747,978
Investment in subsidiaries	1,228,861	521,277	—	(1,750,138)	—
Property and equipment, net	—	304,013	146,118	—	450,131
Identifiable intangibles, net	—	29,160	3,758	—	32,918
Goodwill, net	—	285,788	132,871	—	418,659
Other assets, net	3,860	3,689	3,825	—	11,374

Total assets	$1,509,282	$2,574,615	$1,495,715	$(3,918,552)	$1,661,060

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$118,009	$1,244,406	$896,603	$(2,168,414)	$90,604
Accrued liabilities	6,264	66,831	38,335	—	111,430
Income taxes	—	9,348	(96)	—	9,252
Current portion of long-term debt	—	2,353	4,692	—	7,045

Total current liabilities	124,273	1,322,938	939,534	(2,168,414)	218,331
Long-term debt	449,839	6,191	4,853	—	460,883
Pension liabilities	14,888	—	10,011	—	24,899
Deferred taxes payable	—	15,919	19,333	—	35,252
Other liabilities	—	706	707	—	1,413

Total liabilities	589,000	1,345,754	974,438	(2,168,414)	740,778

Common stockholder’s equity:
Common stock	984	—	—	—	984
Paid in capital	525,782	720,068	254,917	(974,985)	525,782
Retained earnings	427,355	509,851	283,811	(793,662)	427,355
Cumulative translation adjustment	(18,509)	(1,058)	(17,451)	18,509	(18,509)
Treasury stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	920,282	1,228,861	521,277	(1,750,138)	920,282

Total liabilities and equity	$1,509,282	$2,574,615	$1,495,715	$(3,918,552)	$1,661,060

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements (cont’d)

9. Unaudited Condensed Consolidating Financial Information (cont’d)

Statements of Income

	Three Months Ended September 30, 2003
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Revenue	$—	$276,110	$139,844	$(40,978)	$374,976
Cost of Sales	—	206,813	101,242	(40,978)	267,077
Selling, general and administrative	—	30,288	14,207	—	44,495
Research and engineering costs	—	13,570	1,755	—	15,325

Total costs	—	250,671	117,204	(40,978)	326,897

Operating profit	—	25,439	22,640	—	48,079
Other expenses (income)	427	(672)	1,338	—	1,093
Interest expense	7,089	(43)	311	—	7,357

Income (loss) before taxes	(7,516)	26,154	20,991	—	39,629
Provision for taxes	—	10,264	2,726	—	12,990
Equity in net income of subsidiaries	34,155	18,265	—	(52,420)	—

Net income	$26,639	$34,155	$18,265	$(52,420)	$26,639

	Restated Three Months Ended September 30, 2002
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Revenue	$—	$240,133	$139,712	$(45,906)	$333,939
Cost of Sales	—	176,198	106,395	(45,906)	236,687
Selling, general and administrative	120	29,840	11,297	—	41,257
Research and engineering costs	—	13,347	1,585	—	14,932
Merger, transaction, and litigation costs	—	2,177	192	—	2,369

Total costs	120	221,562	119,469	(45,906)	295,245

Operating profit	(120)	18,571	20,243	—	38,694
Other expenses (income)	232	322	1,583	—	2,137
Interest expense	5,748	177	318	—	6,243

Income (loss) before taxes	(6,100)	18,072	18,342	—	30,314
Provision for taxes	—	6,081	4,181	—	10,262
Equity in net income of subsidiaries	26,152	14,161	—	(40,313)	—

Net income	$20,052	$26,152	$14,161	$(40,313)	$20,052

9. Unaudited Condensed Consolidating Financial Information (cont’d)

Statements of Income

	Nine Months Ended September 30, 2003
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Revenue	$—	$817,413	$412,068	$(129,571)	$1,099,910
Cost of Sales	—	625,676	300,623	(129,571)	796,728
Selling, general and administrative	—	95,479	40,685	—	136,164
Research and engineering costs	—	41,233	5,279	—	46,512

Total costs	—	762,388	346,587	(129,571)	979,404

Operating profit	—	55,025	65,481	—	120,506
Other expenses (income)	1,252	(980)	2,182	—	2,454
Interest expense	22,211	133	727	—	23,071

Income (loss) before taxes	(23,463)	55,872	62,572	—	94,981
Provision for taxes	—	15,073	17,220	—	32,293
Equity in net income of subsidiaries	86,151	45,352	—	(131,503)	—

Net income	$62,688	$86,151	$45,352	$(131,503)	$62,688

	Restated Nine Months Ended September 30, 2002
	Varco International , Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$706,918	$405,727	$(132,085)	$980,560
Cost of Sales	—	532,913	297,210	(132,085)	698,038
Selling, general and administrative	(940)	85,074	33,495	—	117,629
Research and engineering costs	—	37,357	4,820	—	42,177
Merger, transaction, and litigation costs	—	5,003	195	—	5,198

Total costs	(940)	660,347	335,720	(132,085)	863,042

Operating profit	940	46,571	70,007	—	117,518
Other expense	951	382	6,567	—	7,900
Interest expense	16,776	520	1,061	—	18,357

Income (loss) before taxes	(16,787)	45,669	62,379	—	91,261
Provision for taxes	—	12,298	20,561	—	32,859
Equity in net income of subsidiaries	75,189	41,818	—	(117,007)	—

Net income	$58,402	$75,189	$41,818	$(117,007)	$58,402

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements (cont’d)

9. Unaudited Condensed Consolidating Financial Information (cont’d)

Statement of Cash Flows

	Nine Months Ended September 30, 2003
	Varco International, Inc. (Parent Company Only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Net cash provided by (used for) operating Activities	$(5,703)	$58,568	$21,017	$—	$73,882
Net cash used for investing activities:
Capital expenditures	—	(32,394)	(11,030)	—	(43,424)
Business acquisitions, net of cash acquired	—	(13,790)	(9,389)	—	(23,179)
Other	—	—	(207)	—	(207)

Net cash used for investing activities	—	(46,184)	(20,626)	—	(66,810)
Cash flows provided by (used for) financing activities:
Net payments under financing agreements	46	(1,792)	(8,154)	—	(9,900)
Net proceeds from sale of common stock	7,510	—	—	—	7,510
Purchase of treasury stock	(317)	—	—	—	(317)

Net cash provided by (used for) financing activities	7,239	(1,792)	(8,154)	—	(2,707)

Net increase (decrease) in cash and cash equivalents	1,536	10,592	(7,763)	—	4,365
Beginning of period	4,221	63,547	38,229	—	105,997

End of period	$5,757	$74,139	$30,466	$—	$110,362

9. Unaudited Condensed Consolidating Financial Information (cont’d)

Statement of Cash Flows

	Restated Nine Months Ended September 30, 2002
	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used for) operating activities	$(96,353)	$149,438	$35,529	$—	$88,614
Net cash used for investing activities:
Capital expenditures	—	(22,381)	(13,308)	—	(35,689)
Business acquisitions, net of cash acquired	—	(133,088)	(13,696)	—	(146,784)
Other	—	—	(2,211)	—	(2,211)

Net cash used for investing activities	—	(155,469)	(29,215)	—	(184,684)
Cash flows provided by (used for) financing activities:
Net payments under financing agreements	89,987	(1,439)	(7,126)	—	81,422
Net proceeds from sale of common stock	8,913	—	—	—	8,913

Net cash provided by (used for) financing activities	98,900	(1,439)	(7,126)	—	90,335

Net increase (decrease) in cash and cash equivalents	2,547	(7,470)	(812)	—	(5,735)
Beginning of period	5,562	25,137	26,800	—	57,499

End of period	$8,109	$17,667	$25,988	$—	$51,764

10. New Accounting Standards

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

In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued. FIN 46 requires the consolidation of each variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The FASB has delayed the implementation date of FIN 46 to the first interim period ending after December 15, 2003. The Company does not believe the adoption of FIN 46 will have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General Operating Environment

The worldwide and North America quarterly average rig count increased 24% (from 1,822 to 2,253) and 33% (from 1,104 to 1,471), respectively, in the third quarter of 2003 compared to the third quarter of 2002. The average per barrel price of West Texas Intermediate Crude increased 7% (from $28.32 to $30.26) and natural gas prices increased 53% (from $3.19 to $4.88) in the third quarter of 2003 compared to the same period of 2002. The Company’s North America services businesses benefited as a result of the increase in the 2003 North America rig count. North American revenue for the Company’s Inspection, Coating, Solids Control, and Instrumentation Services business was up $33.4 million or 49.9% compared to the same period of 2002. The increase was due to the September 2002 ICO asset acquisition and the increase in business activity as reflected by the greater average North America rig count. The North America rig activity remained strong through October 2003 with a rig count of 1,479 rigs at October 24, 2003, slightly above the average for the third quarter of 2003. The Company is expected to continue to experience improvements in its 2003 North America Services business compared to the same periods of 2002 due to the increase in 2003 North America rig activity. More specifically, oil and gas activity in Canada, Mexico, and the U.S. land markets has been strong and is expected to remain strong. However, some key markets including the Gulf of Mexico, North Sea, and Venezuela are expected to remain weak. The market for new capital equipment for drilling rigs is expected to remain weak.

The following graph details U.S., Canada, and International rig activity, West Texas Intermediate oil and natural gas prices for the past fifteen quarters on a quarterly basis:

Source: Rig Count: Baker Hughes, Inc. (www.bakerhughes.com)

West Texas Intermediate Crude Price & Natural Gas Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

Results of Operations

Three and Nine Months Ended September 30, 2003 and 2002

Revenue. Revenue was $375.0 million and $1.1 billion for the third quarter and first nine months of 2003, an increase of $41.0 million (or 12%) and $119.4 million (or 12%) compared to the third quarter and first nine months of 2002, respectively. The increase was due primarily to an increase in North America Services business revenue and the Company’s acquisition of substantially all of the oilfield services business of ICO Inc. in September 2002. These increases were offset by a decline in Drilling Equipment Sales in the third quarter of 2003 compared to the third quarter of 2002 due to lower shipments of drilling equipment units. The following table summarizes revenue by segment for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002 (restated)	2003	2002 (restated)
Revenue:
Drilling Equipment Sales	$114,749	$120,344	$376,984	$364,060
Tubular Services	124,198	91,339	336,955	242,772
Drilling Services	78,024	69,525	217,363	207,196
Coiled Tubing & Wireline Product	58,005	52,731	168,608	166,532

Total	$374,976	$333,939	$1,099,910	$980,560

Drilling Equipment Sales revenue was $114.7 million and $377.0 million for the third quarter and first nine months of 2003, representing a decrease of $5.6 million (5%) and an increase of $12.9 million (4%) compared to the third quarter and first nine months of 2002, respectively. The decrease in the third quarter of 2003 was primarily related to lower shipments of drilling equipment units in the third quarter of 2003 compared to 2002, offset to some degree by greater revenue from drilling equipment rental, repairs, and services. New orders for the three months ended September 30, 2003 were $86.2 million compared to $160.6 million for the same period of 2002, while backlog at September 30, 2003 was $159.1 million compared to $235.1 million at September 30, 2002. Sequentially, backlog decreased by $28.5 million at September 30, 2003 compared to June 30, 2003.

Tubular Services revenue was $124.2 million and $337.0 million for the third quarter and first nine months of 2003, representing an increase of $32.9 million (36%) and $94.2 million (39%) compared to the third quarter and first nine months of 2002. The 2003 increases were due primarily to the acquisition of ICO’s oilfield services business in September 2002. Due to the ICO acquisition and increased activity in North America, North America inspection and coating revenue increased $25.7 million in the third quarter of 2003 over the third quarter of 2002. Revenue from the Company’s Fiberglass pipe operations also increased $8.0 million in the third quarter of 2003 compared to the third quarter of 2002 as a result of the increase in worldwide oilfield activity.

Drilling Services revenue was $78.0 million and $217.4 million for the third quarter and first nine months of 2003, representing an increase of $8.5 million (12%) and $10.2 million (5%) compared to the same periods of 2002. The third quarter 2003 increase in revenue was due to increases in North America Solids Control Services and instrumentation services of $7.7 million (24%), attributed to the 33% increase in rig activity in North America in the third quarter of 2003 compared to the third quarter of 2002.

Coiled Tubing and Wireline Products revenue was $58.0 million and $168.6 million for the third quarter and first nine months of 2003, an increase of $5.3 million (10%) and $2.1 million (1%) compared to the same periods of 2002. The increase was due to greater revenue from the Company’s Coiled Tubing and Hydra Rig operations in 2003 compared to 2002. Backlog for this segment was at $42.4 million at September 30, 2003 compared to $40.9 million at September 30, 2002. Sequentially, backlog decreased by $3.2 million at September 30, 2003 compared to June 30, 2003.

Gross Profit. Gross profit was $107.9 million (28.8% of revenue) and $303.2 million (27.6% of revenue) for the third quarter and first nine months of 2003 compared to $97.3 million (29.1% of revenue) and $282.5 million (28.8% of revenue) for the same periods of 2002. The results for the first nine months of 2003 included the second quarter 2003 recognition of $6.3 million of anticipated losses on a $30 million land drilling rig construction contract expected to be shipped in early 2004. The loss was the result of additional costs due to the structural complexity of the rig that has required substantially more engineering and design work than originally planned. This loss had an adverse effect on the year-to-date gross profit percents in 2003 compared to 2002. Excluding this loss, the gross profit percent for the nine months ending September 30, 2003 would have been 28.1%. The decline in gross profit percentages for the three and nine months ended September 30, 2003 compared to 2002 were due to the second quarter 2003 $6.3 million loss on the drilling rig contract and a decline in Drilling Equipment margins as a result of lower margins on project management and equipment installation projects. These declines were offset to some degree by greater margins on the Company’s North America services business.

Selling, General, and Administrative Costs. Selling, general, and administrative costs were $44.5 million (11.9% of revenue) and $136.2 million (12.4% of revenue) for the three and nine month periods ended September 30, 2003 compared to $41.3 million (12.4% of revenue) and $117.6 million (12.0% of revenue) for the same periods of 2002. Costs were higher in 2003 compared to 2002 due to the acquisitions completed in 2002, greater selling costs associated with the Drilling Equipment operations, and higher insurance and employee compensation and benefit costs in 2003 compared to 2002.

Research and Engineering Costs. Research and engineering costs were $15.3 million and $46.5 million for the third quarter and first nine months of 2003, representing increases of $0.4 million and $4.3 million over the same periods of 2002. The increases for the third quarter of 2003 were due to the acquisitions completed in 2002 and greater research and engineering spending in the Drilling Services operations. The increase for the first nine months of 2003 compared to 2002 was spread amongst the Company’s four major operating segments due to technology development and sustaining engineering initiatives underway within the groups, and higher insurance and employee compensation and benefit costs in 2003 compared to 2002.

Merger, Transaction, and Litigation Costs. During the third quarter of 2002 the Company incurred $2.4 million of transaction costs associated with the acquisition of substantially all of the oilfield services business of ICO. In the first quarter of 2002 the Company incurred $2.8 million of severance costs resulting from early termination of employment agreements for several senior executives arising out of the May 2000 merger between Varco International, Inc., a California corporation, and the Company.

Operating Profit. Operating profit was $48.1 million and $120.5 million for the three and nine months ended September 30, 2003, compared to $38.7 million and $117.5 million for the same periods of 2002. The changes in operating profit were due to the factors discussed above.

Interest Expense. Interest expense was $7.4 million and $23.1 million for the three and nine months ended September 30, 2003, compared to $6.2 million and $18.4 million for the three and nine months ended September 30, 2002. The increases in interest expense were due to the greater average outstanding debt balances as a result of the $150.0 million 5 1/2% Senior Notes issued in November 2002.

Other Expense (Income). Other expense consists of interest income, foreign exchange, and other expense (income). Net other expense were losses of $1.1 million and $2.5 million for the three and nine months ended September 30, 2003 compared to losses of $2.1 million and $7.9 million in the three and nine months ended September 30, 2002. The 2002 results included foreign exchange losses of $2.0 million and $5.6 million for the third quarter and first nine months of 2002, respectively, while the 2003 results included foreign exchange losses of $0.2 million for both the third quarter and first nine months of 2003. The foreign exchange losses in 2002 were primarily due to the strengthening of the Euro and British pound sterling and $1.2 million in the first quarter of 2002 related to the revaluation of the Argentina peso.

Provision for Income Taxes. The Company’s effective tax rate for the third quarter and first nine months of 2003 was 33% and 34%, respectively, compared to 34% and 36% for the third quarter and first nine months of 2002, respectively. These rates vary from the domestic rate of 35%, due to charges not allowed under domestic and foreign jurisdictions, foreign earnings subject to tax rates differing from domestic rates, the benefit from the increased utilization of the extraterritorial income provisions, increase in research and development credits and the resolution of a tax audit in 2003.

Net Income. Net income for the third quarter and first nine months of 2003 was $26.6 million and $62.7 million compared to $20.1 million and $58.4 million for the same periods of 2002. The changes in 2003 results compared to 2002 were due to the factors discussed above.

Financial Condition and Liquidity

September 30, 2003

For the nine months ended September 30, 2003, cash provided by operating activities was $73.9 million compared to $88.6 million provided by operating activities for the nine months ended September 30, 2002. Cash was provided by operations in 2003 through net income of $62.7 million plus non-cash charges of $65.3 million, and an increase in accounts payable and accrued liabilities of $17.1 million. These items were offset to some extent by an increase in accounts receivable of $21.8 million, an increase in inventory of $41.9 million, an increase in prepaid expenses and other current assets of $5.1 million, and a decrease in income taxes payable of $2.4 million. The increase in accounts payable and accrued liabilities in the first nine months of 2003 was due to an increase in accruals related to employee benefit costs, an increase in accrued interest, an increase in accruals related to acquisitions, and an increase in accounts payable. Accounts receivable increased $21.8 million in the first nine months of 2003 due to greater revenue (up $20 million) in the third quarter of 2003 compared to the fourth quarter of 2002, and slightly higher days sales outstanding balances (83.9 days outstanding at December 31, 2002 compared to 84.4 days outstanding at September 30, 2003). The increase in inventory of $41.9 million was related primarily to the construction of certain land rig equipment for sale and to the Coiled Tubing & Wireline Products segments. The increase in prepaid expenses and other current assets was mainly due to the renewal of the Company’s insurance policies in the third quarter of 2003 and related prepayments of such policies.

For the nine months ended September 30, 2003, the Company used $66.8 million for investing activities compared to $184.7 million for the same period of 2002. The Company used $23.2 million to make business acquisitions (see Note 3 of Notes to Unaudited Consolidated Financial Statements). Capital spending of $43.4 million for the first nine months of 2003 was primarily related to the purchase of solids control equipment, rental drilling equipment units, equipment for the Company’s Pipeline operations, facility upgrades for manufacturing operations, and to acquire certain assets previously leased by the Company.

For the nine months ended September 30, 2003, the Company used $2.7 million of cash from financing activities compared to the generation of $90.3 million of cash for the nine months ending September 30, 2002. Cash was primarily used in the first nine months of 2003 to pay off $10.0 million of debt, offset by proceeds from stock of $7.5 million.

At September 30, 2003, the Company had $110.4 million in cash and cash equivalents and current and long-term debt of $455.9 million. At December 31, 2002, the Company had cash and cash equivalents of $106.0 million and current and long-term debt of $467.9 million. The Company’s outstanding debt at September 30, 2003 consisted of $149.3 million of 5 1/2% Senior Notes due 2012, $201.2 million of 7 1/4 % Senior Notes due 2011, $99.4 million of 7 1/2 Senior Notes due 2008 and other debt of $6.0 million.

On January 30, 2002, the Company entered into a new credit agreement with a syndicate of banks that provided up to $125 million of funds under a new revolving credit facility. In addition, the Company also obtained a bilateral letter of credit facility that provided up to $5.0 million of funds. The agreement was amended in the third quarter of 2002 to increase the available funds to $150.0 million. At September 30, 2003, there were $143.1 million of funds available under the revolving credit facility and $3.1 million of funds available under the bilateral letter of credit facility, with $6.9 million and $1.9 million being used for letters of credit, under the revolving credit facility and bilateral letter of credit facility, respectively.

During the third quarter of 2003, the Company’s Board of Directors authorized repurchases of up to $150 million of the Company’s outstanding common stock from time to time at the Company’s discretion. As a part of this program, the Company repurchased 19,000 shares of Company common stock at an average price of $16.68 per share for a total consideration of approximately $0.4 million during the third quarter ended September 30, 2003.

The Company believes that its September 30, 2003 cash and cash equivalents, its credit facility and cash flow from continuing operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

Critical Accounting Policies and Estimates

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments related to bad debts and inventory obsolescence; impairments of long-lived assets, including goodwill; reserves for product warranty claims; and assumptions related to pension and postretirement plans, incentive compensation, medical and workman’s compensation. Note 2 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002 contains the accounting policies governing each of these matters. The Company’s estimates are based on historical experience and on its future expectations that it believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from the Company’s current estimates and those differences may be material.

The Company’s products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. The Company records revenue at the time the product is shipped to the customer and all other conditions for revenue recognition have been met. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue and related costs when services are performed. The amounts billed for shipping and handling costs are included in cost of sales.

In prior periods, the Company recognized revenue on bill and hold transactions when the related product had been completed and was ready to be shipped, title and risk of loss had passed to the customer and the Company believed that the other criteria set forth in Staff Accounting Bulletin (SAB) 101 had been satisfied. Beginning January 1, 2003, the Company recognizes revenue only when the product is shipped to the customer and all other conditions for revenue recognition have been met. If revenue from all bill and hold transactions occurring during the three years ended December 31, 2002 was recognized upon shipment of the related product, rather than on the date previously recognized, the Company’s financial results for fiscal years 2000, 2001 and 2002 would not be materially affected. While the Company has not restated its financial results for these annual periods, it has restated its financial results for all quarterly periods in 2001 and 2002, including the third quarter of 2002, to reflect recognition of revenue on bill and hold transactions upon shipment. The restated results for the third quarter and first nine months of 2002 are reflected in this report.

Reserves for bad debts are determined on a specific identification basis when the Company believes that the required payment of specific amounts owed to it is not probable. A substantial portion of the Company’s revenues come from international oil companies, international oilfield service companies and government-owned or government-controlled oil companies. Therefore, the Company has significant receivables in many foreign jurisdictions. If worldwide oil and gas drilling activity or changes in economic conditions in foreign jurisdictions deteriorate, the Company’s customers may be unable to repay these receivables, and additional allowances could be required.

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

The Company sponsors several pension and postretirement plans. The Company has two defined benefit pension plans covering substantially all of its employees in Germany, plans providing healthcare benefits to certain retired executives and employees

(Retiree Medical Plan), and a supplemental executive retirement plan. All of these plans are unfunded. See additional disclosure in Note 9 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

Additionally, the health care cost trend rate can have a significant effect on the Company’s expense for the Retiree Medical Plan as reported in accordance with SFAS No. 106. The Company, in conjunction with its actuary reviews external data on its own historical trends for health care costs to determine the health care cost trend rates. The assumed health care cost trend rate for 2002 was 11% and was assumed to decrease gradually to 5% for 2008 and remain at that level thereafter. An increase of the health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $1,205,056 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2002 by $77,000.

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

In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued. FIN 46 requires the consolidation of variable interest entities (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The FASB has delayed the implementation date of FIN 46 to the first interim period ending after December 15, 2003. The Company does not believe the adoption of FIN 46 will have a material effect on the Company’s financial statements.

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

Interest Rates

The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. At September 30, 2003, the Company had $455.9 million of outstanding debt. Fixed rate debt included $149.3 million of the 2012 Notes at a fixed interest rate of 5 1/2%, $201.2 million of the 2011 Notes at a fixed interest rate of 7 1/4% and $99.4 million of the 2008 Notes at a fixed interest rate of 7 1/4%.

As of September 30, 2003, the Company had three interest rate swap agreements with an aggregate notional amount of $100.0 million associated with the Company’s 2008 Notes. Under this agreement, the Company receives interest at a fixed rate of 7 1/2% and pays interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008.

Foreign Currency Exchange Rates

With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, generally it is the Company’s policy to enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at September 30, 2003.

The Company has market risk sensitive instruments denominated in foreign currencies totaling $6.2 million as of September 30, 2003, excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of foreign currency exchange rates would affect net income by $0.4 million.

Because the Company operates in virtually every oil and gas exploration and production region in the world, it conducts a portion of its business in currencies other than the U.S. dollar. The functional currency for some of the Company’s international operations is the applicable local currency. Although some of the Company’s international revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. During the quarters ended September 30, 2003, and 2002, the Company reported foreign currency losses of $0.2 million and $2.0 million, respectively. The losses were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency.

Assets and liabilities of those foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the common stockholders’ equity section of the Company’s balance sheet. The Company recorded currency translation losses of $0.4 million for the quarter ended September 30, 2003 and translation gains of $0.1 million for the quarter ended September 30, 2002, related to these translations.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

a.	Exhibits

Reference is hereby made to the Exhibit Index commencing on Page 27.

b.	Reports on Form 8-K during the quarter ended September 30, 2003.

There were no reports filed on Form 8-K for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARCO INTERNATIONAL, INC. (Registrant)

Date: November 12, 2003	/s/ CLAY C. WILLIAMS
Clay C. Williams Vice President and Chief Financial Officer, (Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description	Note No.

3.1		Third Amended and Restated Certificate of Incorporation of Varco International, Inc., dated May 30, 2000.	(Note 1)

3.2		Third Amended and Restated Bylaws.	(Note 1)

3.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Varco International, Inc., dated November 30, 2000.	(Note 1)

4.1		Rights Agreement, dated as of November 29, 2000, by and between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Varco International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	(Note 1)

4.2		Purchase Agreement dated as of October 1, 1991 between the Company and Baker Hughes Incorporated regarding certain registration rights.	(Note 2)

4.3		Registration Rights Agreement dated April 24, 1996 among the Company, SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. and Zink Industries Limited.	(Note 3)

4.4		Registration Rights Agreement dated March 7, 1997 among the Company and certain stockholders of Fiber Glass Systems, Inc.	(Note 4)

4.5		Indenture, dated as of February 25, 1998, between the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $100,000,000 aggregate principal amount of 7 1/2% Senior Notes due 2008; Specimen Certificate of 7 1/2% Senior Notes due 2008 (private notes); and Specimen Certificate at 7 1/2% Senior Notes due 2008 (public notes).	(Note 5)

4.6		Indenture, dated as of May 1, 2001, among the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $200,000,000 aggregate principal amount of 7 1/4% Senior Notes due 2011; Specimen Certificate of 7 1/4% Senior Notes due 2011 (private notes); and Specimen Certificate of 7 1/4% Senior Notes due 2011 (public notes).	(Note 6)

4.7		Indenture, dated as of November 19, 2002, between the Company, the guarantors named therein and The Bank of New York Trust Company of Florida as trustee, relating to $150,000,000 aggregate principal amount of 5.5% Senior Notes due 2012 (private notes) Specimen Certificate of 5.5% Senior Notes due 2012 (private notes); and Specimen Certificate of 5.5% Senior Notes due 2012 (public notes).	(Note 7)

4.8		Registration Rights Agreement dated as of November 19, 2002, among the Company and Salomon Smith Barney Inc.	(Note 7)

10.1		Credit Agreement, dated as of January 30, 2002, among the Company, as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative Agent, Bank One, NA, as Syndication Agent, Credit Suisse First Boston, Cayman Islands Branch, as Documentation Agent, and the other Banks a party thereto.	(Note 8)

10.2	*	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)	(Note 23)

10.3	*	2003 Equity Participation Plan of Varco International, Inc.	(Note 24)

10.3.1	*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 22)

10.4	*	Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.	(Note 9)

Exhibit No.		Description	Note No.

10.5	*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 10)

10.6	*	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)	(Note 23)

10.7		Lease dated March 7, 1975, as amended	(Note 11)

10.7.1		Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.2		Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.3		Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.4		Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8	(Note 14)

10.7.5		Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 15)

10.8		Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 16)

10.8.1		First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.9	(Note 15)

10.9	*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 17)

10.9.1	*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 18)

10.10	*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 15)

10.10.1	*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 19)

10.11	*	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)	(Note 23)

10.12		Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial Leasing, Inc.	(Note 20)

10.13	*	Form of Executive Agreement of certain members of senior management	(Note 21)

10.13.1	*	Form of First Amendment to Executive Agreements	(Note 21)

10.14	*	Executive Agreement of John F. Lauletta	(Note 21)

10.15	*	Executive Agreement of Joseph C. Winkler	(Note 21)

10.16	*	Agreement with George Boyadjieff dated November 29, 2002	(Note 23)

10.17	*	Form of Indemnity Agreement	(Note 21)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	(+)	Section 1350 Certification of Chief Executive Officer

32.2	(+)	Section 1350 Certification of Chief Financial Officer

For purposes of this list of exhibits and the notes below, the term “Company” refers to the registrant, Varco International, Inc., a Delaware corporation formerly known as Tuboscope Inc., and the term “Varco” refers to Varco International, Inc., a California corporation which merged with and into the registrant on May 30, 2000.

(*)	Management contract, compensation plan or arrangement.
(+)	In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 9, 2001.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525), filed on October 24, 1991.

Note 3	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 16, 1996.

Note 4	Incorporated by reference to the Company’s Current Report on 8-K, filed on March 20, 1997.

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115), filed on April 27, 1998.

Note 6	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-64226), filed on June 29, 2001.

Note 7	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-102162), filed on December 23, 2002.

Note 8	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 11, 2002.

Note 9	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150), filed on November 24, 1993.

Note 10	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072), filed on November 23, 1993.

Note 11	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981, filed on March 18, 1982.

Note 12	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, filed on March 29, 1983.

Note 13	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984, filed on March 29, 1985.

Note 14	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985, filed on July 30, 1985.

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

Note 16	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on March 30, 1989.

Note 17	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681, filed on February 12, 1997.

Note 18	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

Note 19	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 26, 1998.

Note 20	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 21, 1996.

Note 21	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582), filed on April 12, 2000.

Note 22	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 8, 2002.

Note 23	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003.

Note 24	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 filed on May 20, 2003.