Form 10-K
period 2003-12-31
VARCO INTERNATIONAL INC /DE/
filed 2004-03-05
CIK 860097

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the registrant’s most recently completed second fiscal quarter, was $1,820,227,284 based on the closing sales price of such stock on such date.

The number of shares outstanding of the registrant’s common stock, as of February 20, 2004 was 97,173,094.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2004 Annual Meeting are incorporated by this reference into Part III, as set forth herein.

ITEM 1.     BUSINESS

General

Varco International, Inc. (“Varco” or the “Company”) is a leading provider of highly engineered drilling and well-servicing equipment, products and services to the world’s oil and gas industry. With operations in over 350 locations in over 40 countries across six continents, the Company manufactures and supplies innovative drilling systems and rig instrumentation; performs inspection and internal coating of oilfield tubulars; provides drill cuttings separation, management and disposal systems and services; and manufactures coiled tubing, wireline, and pressure control equipment for land and offshore drilling and well stimulation operations. The Company also manufactures coiled tubing, provides in-service pipeline inspections, manufactures high pressure fiberglass and composite tubing, and sells and rents advanced in-line inspection equipment to makers of oil country tubular goods. The Company has a long tradition of pioneering innovations which improve the efficiency, safety, cost and environmental impact of petroleum operations.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “VRC.” The Company operates through four business groups: Drilling Equipment Group, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

The Drilling Equipment Group manufactures and sells integrated systems and equipment for rotating and handling pipe on offshore and land drilling rigs, including conventional drilling rig tools and equipment; pipe handling tools; hoisting and rotary equipment; pressure control and motion compensation equipment; and flow devices. The group also provides after-market service and sales of spares parts for its drilling equipment. Customers include onshore and offshore drilling contractors, major oil and gas companies, independent producers, national oil companies, and oilfield distributors.

The Tubular Services group provides internal coating products and services, inspection services, and quality assurance services for oil country tubular goods. Oil country tubular goods (“OCTG”) include drill pipe, tubing, casing and flowlines. Additionally, this group sells and rents proprietary equipment used to inspect tubular products at steel mills, and designs, manufactures and sells corrosion-resistant high pressure fiberglass and composite tubular goods for both oilfield and industrial applications. The Tubular Services group also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores, industrial plant operators, pipeline operators, and steel mills.

The Drilling Services group sells and rents technical equipment used in, and provides services related to, the separation and management of drill cuttings (solids) from fluids used in the oil and gas drilling process (“Solids Control”). The Drilling Services group also sells and rents data collection and monitoring systems used to manage the drilling process on site (“Rig Instrumentation”). Customers include major oil and gas companies, independent producers, national oil companies, drilling fluids providers and drilling contractors.

The Coiled Tubing & Wireline Products group designs, manufactures, and sells highly-engineered coiled tubing, coiled tubing units and related equipment as well as pressure control equipment and equipment used in pressure pumping and wireline operations. These products are used in oil and gas well drilling, completion and remediation operations. Customers include oil and gas coiled tubing service companies, pressure pumping companies, national oil companies as well as major oil companies and independent producers.

The following table sets forth the contribution to the Company’s total revenues of its four operating groups:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Drilling Equipment Group	$474,173	$486,695	$395,550
Tubular Services	455,898	355,966	352,624
Drilling Services	292,663	278,617	314,272
Coiled Tubing & Wireline Products	226,873	213,786	205,363

Total	$1,449,607	$1,335,064	$1,267,809

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

Influence of Oil and Gas Activity Levels on the Company’s Business

The oil and gas industry in which the Company participates has historically experienced significant volatility. Demand for the Company’s services and products depends primarily upon the general level of activity in the oil and gas industry worldwide, including the number of drilling rigs in operation, the number of oil and gas wells being drilled, the depth and drilling conditions of these wells, the volume of production, the number of well completions and the level of well remediation activity. Oil and gas activity is in turn heavily influenced by, among other factors, oil and gas prices worldwide. High levels of drilling and well-remediation activity generally spur demand for the Company’s products and services used to drill and remediate oil and gas wells. Additionally, high levels of oil and gas activity increase cash flows available for drilling contractors, well-remediation service companies, and manufacturers of oil country tubular goods to invest in capital equipment which the Company sells.

Approximately 51% of the Company’s Drilling Equipment Group business group’s revenues are determined by the capital expenditures of drilling contractors and oil companies on equipment for new drilling rig fabrication or drilling rig refurbishment projects. Capital expenditures are influenced by cash flows these contractors generate from drilling activity, but also by the availability of financing, the outlook for future drilling activity, and other factors. Generally the Company believes the demand for more drilling capital equipment lags increases in the level of drilling activity. Approximately 49% of the Drilling Equipment revenue in 2003 was related to the sale of drilling equipment spare parts and consumables, the provision of equipment-repair services, and the rental of drilling equipment, which the Company believes are generally determined directly by the level of drilling activity.

The majority of the Company’s Tubular Service business group revenues are directly related to the level of demand for oil country tubular goods, which is determined by the level of drilling and well remediation activity (which consume oil country tubular goods). A portion of Tubular Services sales are related to (1) demand for pipeline inspections, which is generally unrelated to drilling or well remediation activity and may be adversely affected by high commodity prices when operators defer inspections; (2) the sale of fiberglass and composite tubing to industrial customers, which is generally unrelated to drilling or well remediation activity but may be tied somewhat to oil and gas prices; and (3) the sale of capital equipment inspection to the manufacturers of oil country tubular goods, which is indirectly related to drilling activity, in the Company’s view.

The Company’s Drilling Services business group revenues are closely tied to drilling activity, although a portion (approximately 13%) of Drilling Services revenues are related to the sale of capital equipment to drilling contractors, which is indirectly related to the level of drilling activity. The Company’s Drilling Services sales of consumables, such as shaker screens, and spare parts for its equipment, are generally determined directly by the level of drilling activity in the Company’s view.

The Company’s Coiled Tubing & Wireline Products business group revenues are generally driven by the capital expenditures of well service contractors. These capital expenditures are influenced by the cash flows these contractors generate from well remediation activity, but also by the availability of financing, the outlook for future well remediation activity, and other factors. A portion of the Coiled Tubing & Wireline Products revenue is determined by the demand for spare parts and consumables, the provision of equipment repair services, and the rental of well remediation equipment, which the Company believes are generally determined directly by the level of well remediation activity.

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

Drilling activity was generally high in 2001, but began to decline in the second half due to lower oil and gas prices. Beginning in late 2002, higher gas prices in the U.S. led to rising gas drilling activity in Canada and most U.S. onshore areas throughout 2003. Higher oil prices led to higher oil drilling activity levels in 2003 in several international markets, including the Middle East, the Far East and several key Latin American markets. Mexico drilling activity by Pemex (national oil company in Mexico) increased due to significant increases in Pemex’s capital budget to drill new wells. However, other historically important markets for the Company remained slow in 2003, including the Gulf of Mexico, the North Sea, and Venezuela. Markets for the capital equipment the Company sells generally weakened in 2003 as major pressure pumping and coiled tubing service providers, and offshore drilling contractors curtailed purchases of new equipment and reduced construction of new drilling rigs. Sales of coiled tubing units and wireline units grew slightly in 2003 as orders from independent pressure pumping companies offset the decline in orders from major companies. Lower capital equipment purchases by drilling contractors in 2003 adversely affected the Company’s Drilling Equipment and Drilling Services businesses, which sell capital equipment used in drilling, and also adversely affected the Company’s Tubular Services business, which applies coating to new drillpipe purchased by drilling contractors from other suppliers.

Oil and Gas Well Drilling and Remediation Processes

Oil and gas wells are usually drilled by drilling contractors using a drilling rig. A bit is attached to the end of a drill stem, which is assembled by the drilling rig and its crew from 30-foot joints of drillpipe and specialized drilling components. Using the conventional rotary drilling method, the drill stem is turned from the rotary table of the drilling rig by torque applied to the kelly, which is screwed into the top of the drill stem.

During drilling, heavy drilling fluids or “drilling muds” are pumped down the drill stem and forced out through jets in the bit. The drilling mud returns to the surface through the hole area surrounding the drill stem, carrying with it the drill cuttings drilled out by the bit. The drill cuttings are removed from the mud by a solids control system (which can include shakers, centrifuges and other specialized equipment) and disposed of in an environmentally sound manner. The solids control system permits the mud, which is often comprised of expensive chemicals, to be continuously reused and recirculated back into the hole. Through its Drilling Services business, the Company sells and rents solids control equipment, and provides solids control services. Many operators internally coat the drill stem to protect it from corrosive fluids sometimes encountered during drilling, and inspect and assess the integrity of the drill pipe from time to time. Through its Tubular Services business, the Company provides drillpipe inspection and coating services.

As the hole depth increases, the kelly must be removed frequently so that additional 30-foot joints of drill pipe can be added to the drill stem. When the bit becomes dull or the equipment at the bottom of the drill stem otherwise requires servicing, the entire drill stem is pulled out of the hole and disassembled by disconnecting the joints of drillpipe. These are set aside or “racked,” the old bit is replaced or service is performed, and the drill stem is reassembled and lowered back into the hole (a process called “tripping”). During drilling and tripping operations, joints of drill pipe must be screwed together and tightened (“made up”), and loosened and unscrewed (“spun out”). The Company’s Drilling Equipment business provides drilling systems to manipulate and maneuver the drill pipe in this manner. When the hole has reached certain depths, all of the drill pipe is pulled out of the hole and larger diameter pipe known as casing is lowered into the hole and permanently cemented in place in order to protect against collapse and contamination of the hole. The casing is typically inspected before it is lowered into the hole, a service the Company’s Tubular Services business provides. The Company’s Coiled Tubing & Wireline Products Group manufactures pressure pumping equipment that is used to cement casing in place.

The raising and lowering of the drill stem while drilling or tripping, and the lowering of casing into the wellbore, are accomplished with the rig’s hoisting system. A conventional hoisting system is a block and tackle mechanism that works within the drilling rig’s derrick. The Company’s Drilling Equipment Group sells and installs pipe hoisting systems.

During the course of normal drilling operations, the drill stem passes through different geological formations, which exhibit varying pressure characteristics. If this pressure is not contained, oil, gas and/or water would flow out of these formations to the surface. The two means of containing these pressures are (i) primarily the circulation of drilling muds while drilling and (ii) secondarily the use of blowout preventers should the mud prove inadequate and in an emergency situation.

Drilling muds are carefully designed to exhibit certain qualities that optimize the drilling process. In addition to containing formation pressure, they must (i) cool the drill bit, (ii) carry drilled solids to the surface, and (iii) protect the drilled formations from being damaged. Achieving these objectives often requires a formulation specific to a given well and can involve the use of expensive chemicals as well as natural materials such as certain types of clay. The fluid itself is often oil or more-expensive synthetic mud. Given this expense, it is highly desirable to reuse as much of the drilling mud as possible. Solids control equipment such as shale shakers, centrifuges, cuttings dryers, and mud cleaners help accomplish this objective. The Company’s Drilling Services group rents, sells, operates and services this equipment. Drilling muds are formulated based on expected drilling conditions. However, as the hole is drilled, the drill stem may encounter a high pressure zone where the mud density is inadequate to maintain sufficient pressure. Should efforts to “weight up” the mud in order to contain such a pressure kick fail, a blowout could result, whereby reservoir fluids would flow uncontrolled into the well. To prevent blowouts to the surface of the well, a series of high-pressure valves known as blowout preventers (“BOPs”) are positioned at the top of the well and, when activated, form tight seals that prevent the escape of fluids. When closed, conventional BOPs prevent normal rig operations. Therefore, the BOPs are activated only if drilling mud and normal well control procedures cannot safely contain the pressure. BOPs have been designed to contain pressure of up to 20,000 psi. The Company’s Drilling Equipment business sells several types of BOPs.

The operations of the rig and the condition of the drilling mud are closely monitored by various sensors, which measure operating parameters such as the weight on the rig’s hook, the incidence of pressure kicks, the operation of the drilling mud pumps, etc. Through its Drilling Services business, the Company sells and rents drilling rig instrumentation packages that perform these monitoring functions.

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

From time to time, a producing well may undergo workover procedures to extend its life and increase its production rate. Workover rigs are used to disassemble the wellhead, tubing and other completion components of an existing well in order to stimulate or remediate the well. Workover rigs are similar to drilling rigs in their capabilities to handle tubing, but are usually smaller and somewhat less sophisticated. Tubing and sucker rods removed from a well during a well remediation operation is often inspected to determine its suitability to be reused in the well, which is a service the Company’s Tubular Services business provides.

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

Drilling Equipment Group

The Company has a long tradition of pioneering innovations in drilling systems which improve the efficiency, safety, and cost of drilling operations. The Drilling Equipment Group designs, manufactures and sells a wide variety of top drives, automated pipe racking systems, motion compensation systems, rig controls, BOPs, handling tools, drawworks, risers, rotary tables, and other drilling equipment for both the onshore and offshore markets. Recently the Company successfully expanded its business in the land rig market. The Drilling Equipment Group sells directly to drilling contractors, rig fabricators, national oil companies and major and independent oil and gas companies. Demand for its products, several of which are described below, is strongly dependent upon capital spending plans by oil and gas companies and drilling contractors, and the level of oil and gas well drilling activity.

In 2003, approximately 21% of the Drilling Equipment Group’s sales were for equipment for newly constructed drilling rigs, 28% were for upgrades and refurbishments of existing rigs, 49% were for aftermarket spares and services, and 2% were for production chokes and other.

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

The TDS combines elements of pipe handling tools, as well as hoisting and rotary equipment, into a single system. During drilling operations, the TDS performs functions such as making-up joints of drill pipe, maneuvering joints of drill pipe into position to be added to the drill stem when drilling, and holding and hoisting the entire drill stem. Drilling with a TDS provides several advantages over conventional drilling. It enables drilling with three joints of drill pipe, often reducing by two-thirds the time spent in making connections of drill pipe. In addition, it facilitates “horizontal” and “extended reach” drilling (the practice of drilling wells which deviate substantially from vertical) by providing the ability to rotate the pipe as it is removed from, or placed into, the well, thus reducing the likelihood of the drill stem becoming stuck in the wellbore—a phenomenon that may occur when drill pipe remains stationary in the wellbore for a prolonged period. By facilitating extended reach drilling, the TDS increases the area which can be drilled from a given location, such as a fixed platform. Thus, the production from a given reservoir of oil can be increased, and the number of costly fixed platforms required to develop the field can be minimized. Over the past few years the Company began targeting TDS sales into the land drilling market. Between 2001 and 2003, approximately 145 TDS units, or 77% of total top drive sales, were sold by the Company into land drilling applications.

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

Vertical pipe racking systems are used predominantly on offshore rigs and are found on almost all floating rigs. Mechanical vertical pipe racking systems greatly reduce the manual effort involved in pipe handling. The Pipe Handling Machine (“PHM”), introduced by Varco in 1985, provides a fully automated mechanism for handling and racking drill pipe during drilling and tripping operations, spinning and torquing drill pipe, and automatic hoisting and racking of disconnected joints of drill pipe. These functions are integrated via computer controlled sequencing, and operated by a driller in an environmentally secure cabin. An important element of this system is the Iron Roughneck, which was originally introduced by Varco in 1976 and is an automated device that makes pipe connections on the rig floor and requires less direct involvement of rig floor personnel in potentially dangerous operations. The Automated Roughneck is an automated microprocessor-controlled version of the Iron Roughneck. In late 2002 the Company introduced its new ST-80 Iron Roughneck to expand into the land rig market. Through 2003 the Company has sold approximately 77 units.

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

Hoisting systems are used to raise or lower the drill stem while drilling or tripping, and to lower casing into the wellbore. During 1999, Varco introduced its first “Automated Hoisting System” (“AHS”), which uses an AC-powered motor and a braking system that offers very precise control. The AHS automates the repetitive hoisting and drilling operations through the user-friendly, touch-screen Electronic Driller interface. The AHS is smaller and lighter than conventional hoisting systems. The Company received its first order for an AHS in 2000 and delivered the first AHS in 2001. Most of the AHS systems sold by the Company have been for the land rig market.

Blow-out Preventers.    BOPs are devices used to seal the space (“annulus”) between the drill pipe and the borehole to prevent blow-outs (uncontrolled flows of formation fluids and gases to the surface). The Drilling Equipment Group manufactures BOPs under the Shaffer brand name. Ram and annular BOPs are back-up devices and are activated only if other techniques for controlling pressure in the wellbore are inadequate. When closed, these devices prevent normal rig operations. Ram BOPs seal the wellbore by hydraulically closing rams (thick heavy blocks of steel) against each other across the wellbore. Specially designed packers seal around specific sizes of pipe in the wellbore, shear pipe in the wellbore or close off an open hole. Annular BOPs seal the wellbore by hydraulically closing a rubber packing unit around the drill pipe or kelly or by sealing against itself if nothing is in the hole. Varco’s Pressure Control While Drilling (“PCWD”) BOP, introduced in 1995, allows operators to drill at pressures up to 2,000 psi without interrupting normal operations, and can act as a normal spherical BOP at pressures up to 5,000 psi.

In 1998 Varco introduced the NXT® ram type BOP which eliminates door bolts, providing significant weight and space savings. Its unique features make subsea operation more efficient through faster ram configuration changes without tripping the BOP stack.

The Company sells conventional BOP control systems under the registered trademark Shaffer®. This control system is hydraulically activated and is used to operate BOPs and associated valves remotely for both land systems and offshore systems. With the recent increase in deep-water drilling depths, traditional hydraulic control systems are inadequate to activate BOPs, which rest on the ocean floor and may be 5,000 feet or more below the surface. In 1997, Varco introduced the IVth Subsea Generation MUX, an electronic control system designed specifically for deep-water applications. In 2001, the Company acquired technology from Maris International related to a continuous circulation device the Company plans to commercialize.

Motion Compensation Systems.    The Drilling Equipment Group sells motion compensation equipment under the registered trademark Shaffer®. Motion compensation equipment stabilizes the bit on the bottom of the hole, increasing drilling effectiveness of floating offshore rigs by compensating for wave and wind action. Tensioners provide continuous axial tension to the marine riser pipe (larger diameter pipe which connects floating drilling rigs to the well on the ocean floor) and guide lines on floating drilling rigs, tension leg platforms and jack-up drilling rigs. In 1996 Varco introduced the Riser Recoil System, which provides a safe disconnect when the floating rig encounters an unanticipated need to leave location, for example during severe weather.

Pipe Handling Tools.    The Company’s pipe handling tools are designed to enhance the safety, efficiency and reliability of pipe handling operations. Many of these tools have provided innovative methods of performing the designated task through mechanization of functions previously performed manually. The Drilling Equipment Group manufactures various tools used to grip, hold, raise, and lower pipe, and in the making up and breaking out of drill pipe, workstrings, casing and production tubulars including spinning wrenches, manual tongs, torque wrenches and kelly spinners.

The Drilling Equipment Group also manufactures other tools used in various pipe handling functions. Slips are gripping devices which hold pipe or casing in suspension while in the hole. Other products, which include safety clamps, casing bushings and casing bowls, are used to hold and guide drill pipe or casing while in the hole, prevent tool strings from being dropped down the well accidentally, and ensure that the casing is centered in the hole.

Rotary Equipment.    Rotary equipment products consist of kelly bushings and master bushings. The kelly bushing applies torque to the kelly to rotate the drill stem and fits in the master bushing which is turned by the rotary table on the floor of the rig. The Drilling Equipment Group produces kelly bushings and master bushings for most sizes of kellys and makes of rotary tables. In 1998, Varco introduced the Rotary Support Table for use on rigs with Top Drive Drilling Systems. The Rotary Support Table is used in concert with the TDS to completely eliminate the need for the larger conventional rotary table.

Derricks and substructures.    The Company began offering design, fabrication and repair services for derricks and substructures through its September 2001 acquisition of Morinoak International Ltd., with engineering and fabrication facilities in Great Yarmouth, England and Aberdeen, Scotland. MIL represented the Company’s first entrance into the business of designing and fabricating large drilling rig structural components such as masts and substructures. In 2003 the Company experienced significant cost over runs on a sophisticated land rig it had contracted to supply on a turnkey basis, for a customer in the Middle East, for approximately

$31 million. The cost overruns were attributable to errors in the original design of the rig, underestimation of the costs of rig-up and commissioning, cost due to delays of the project, and adverse foreign currency exchange changes related to the strengthening of the British Pound against the U.S. Dollar. As a result of the losses on the turnkey rig fabrication project, and continuing operating losses from the MIL business, the Company decided to exit the rig fabrication business of MIL, and expects to close the operation in 2004. The Company expects to incur additional losses associated with this project and with exiting the MIL business during 2004. In the future the Company expects to avoid turnkey risk on such projects by bidding complete rig packages with other third party structural engineering and fabrication firms.

Service & Spares.    Approximately 49 percent of the sales of the Drilling Equipment Group consist of spare and replacement parts, consumables, provision of drilling equipment repair services, and rental of drilling systems.

Facilities.    The Company conducts Drilling Equipment manufacturing operations at major facilities in Orange, California; Houston, Texas; Mexicali, Mexico; and Etten-Leur, Netherlands. The Drilling Equipment Group maintains sales and service offices in most major oilfield markets, either directly or through agents. The Company expanded its market presence in Norway when it acquired its agent, Scana IOS Desco AS, in December 2000, and expanded its drilling equipment repair business through the acquisition of Church Oil Tools in early 2003.

Competition.    The products of the Drilling Equipment Group are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product development or improved availability and delivery. The group’s primary competitors are Access Oil Tools; Aker Kvaerner AS; Canrig (a division of Nabors Industries); Cavins Oil Tools; Cooper Cameron Corporation; DenCon Oil Tools; Hydril Company; National-Oilwell, Inc.; Tesco Corporation; Wirth M&B GmbH; and Weatherford International, Inc. Management believes that the principal competitive factors affecting its Drilling Equipment business are performance, quality, reputation, customer service, product availability, availability of spare parts and consumables, breadth of product line and price.

See the Company’s Executive Summary and Drilling Equipment Group Restructuring and MIL Impairment Charge in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Tubular Services Group

The Company’s Tubular Services Group provides a variety of tubular services to oil and gas producers, national oil company’s, drilling contractors, well-remediation service companies, pipeline operators, and tubular processors, manufacturers and distributors. The Tubular Services group provides inspection and reclamation services for drill pipe, casing, production tubing, sucker rods and line pipe at drilling and workover rig locations, at yards owned by its customers, at steel mills and processing facilities that manufacture tubular goods, and at facilities which it owns. The Tubular Services group also provides for the internal coating of tubular goods at 12 coating plants worldwide. The Company also conducts tubular coating operations through licensees in certain locations. Additionally, the Company designs, manufactures and sells high pressure fiberglass and composite tubulars for use in corrosive applications, and provides in-place inspection of oil, gas and product transmission pipelines through its application of instrumented survey tools (“smart pigs”) which it engineers, manufactures and operates.

The Company’s Tubular Services business was increased significantly through its acquisition of substantially all of the assets of the oilfield services business of ICO, Inc., including the stock of its Canadian operating subsidiary, on September 6, 2002. The ICO oilfield services business provides tubular inspection, coating and reclamation; sucker rod inspection and reclamation; tubular transport and logistics management; and beam pump engine repair. Operations are primarily conducted in North America. Since the acquisition the Company has effected efficiency gains and consolidation savings by combining the oilfield service business of ICO into its original operations.

The Company’s customers rely on tubular inspection services to avoid failure of tubing, casing, flowlines, pipelines and drill pipe. Such tubular failures are expensive and in some cases catastrophic. The Company’s customers rely on internal coatings of tubular goods to prolong the useful lives of tubulars and to increase the volumetric throughput of in-service tubular goods. The Company’s customers sometimes use fiberglass or composite tubulars in lieu of conventional steel tubulars, due to the corrosion-resistant properties of fiberglass and other composite materials. Tubular inspection and coating services are used most frequently in operations in high-temperature, deep, corrosive oil and gas environments. In selecting a provider of tubular inspection and tubular coating services, oil and gas operators consider such factors as reputation, experience, technology of products offered, reliability and price.

Tubular Coating.    The Company develops, manufactures and applies its proprietary tubular coatings, known as Tube-Kote® coatings, to new and used tubulars. Tubular coatings help prevent corrosion of tubulars by providing a tough plastic shield to isolate steel from corrosive oilfield fluids such as CO2, H2S and brine. Delaying or preventing corrosion extends the life of existing tubulars, reduces the frequency of well remediation and reduces expensive interruptions in production. In addition, coatings are designed to increase the fluid flow rate through tubulars by decreasing or eliminating paraffin and scale build-up, which can reduce or block oil flow in producing wells. The smooth inner surfaces of coated tubulars often increase the fluid through-put on certain high-rate oil and gas wells by reducing friction.

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

Fiberglass & Composite Tubulars.    When compared to conventional carbon steel and even corrosion-resistant alloys, resin-impregnated fiberglass and other modern plastic composites often exhibit superior resistance to corrosion. Some producers manage the corrosive fluids sometimes found in oil and gas fields by utilizing composite or fiberglass tubing, casing and line pipe in the operations of their fields. In 1997, the Company acquired Fiber Glass Systems, a leading provider of high pressure fiberglass tubulars used in oilfield applications, to further serve the tubular corrosion prevention needs of its customers. Fiber Glass Systems has manufactured fiberglass pipe since 1968 under the name “Star®,” and was the first manufacturer of high-pressure fiberglass pipe to be licensed by the API in 1992. The Company acquired two fiberglass and composite tubing manufacturing facilities in the U.S. and one in China from A.O. Smith in December 2000, acquired another U.S. fiberglass tubing manufacturing facility from Fibercast in July 2001 and acquired a small fiberglass business in China in early 2004. These acquisitions have extended the Company’s fiberglass and composite tubing offering into industrial and marine applications, in addition to its oilfield market.

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

In addition, the Company applies hardbanding material to drillpipe, to enhance its wear characteristics and reduce downhole casing wear as a result of the drilling process. In 2002, the Company introduced its proprietary line of hardbanding material, TCS—8000™.

In 1998, the Company acquired three tubular services businesses to enhance its competitive positions in Norway, Egypt, and the west coast of the United States. Additionally, these acquisitions provided opportunities to achieve consolidation cost savings. In 1999, the Company completed acquisitions of Geo-Ray Oilfield Inspections Ltd. in Canada, and the tubular services business of AGR Services AS in Floro, Norway. In 2001, the Company acquired the assets of Servizi Ispettivi, a small tubular services business in Italy, and in 2002, the Company acquired the assets of A&A Tubular Inspection in California, and substantially all of the oilfield services business of ICO, Inc. In early 2003, the Company acquired the tubular services assets of Petroleum Tubular Inspection in South America, and the Company’s exclusive tubular services agent in Mexico, Tecnicos Tubulares.

In addition to its new and used tubular inspection and reclamation services, the Company also offers a comprehensive proprietary tubular inventory management system (E-Track™) which permits the real-time tracking of customer’s tubular inventories within the Company’s facilities. The system permits customers to remotely access and monitor tubular inspection and coating progress.

The Company has pioneered many tubular inspection technologies used in the oilfield, and continues to expand its product offering. In 1996, the Company installed its first proprietary high-speed full-body ultrasonic tubular inspection unit (Truscope®). The new service provides 100% ultrasonic coverage of tubulars at a rate of up to 200 feet per minute. In 1997, the Company began offering a proprietary, patented external tubular connection integrity test, the ISO-Gator,™ for use at the rig site. The technology was obtained through the Company’s acquisition of the operating assets of Gator Hawk, Inc. In 1998, the Company introduced a new coiled tubing inspection service with its electromagnetic CT Scope®.

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

Sucker Rod Inspection & Reclamation.    The 2002 acquisition of the oilfield services business of ICO, Inc. provided the Tubular Services group a significant sucker rod services business. The Tubular Services group cleans, straightens, inspects and coats sucker rods at eleven facilities throughout the Western Hemisphere. Additionally, new sucker rods are inspected before they are placed into service, to avoid premature failure, which can cause the oil well operator to have to pull and replace the sucker rod. The Company further strengthened its position in this market with the acquisition of Patco Rod Service, Inc. in California in 2003.

Pipeline Inspection.    In-place inspection services for oil and gas pipelines identify anomalies in pipelines without removing or dismantling the pipelines or stopping the product flow, giving customers a convenient and cost-effective method of identifying potential defects. The Tubular Services group inspects pipelines by launching a sophisticated survey instrument into the pipeline. Propelled by the product flow, the instrument uses electromagnetics, ultrasonics, and mechanical measurements received on digital and analog media to monitor the severity and location of internal and external pitting-type corrosion as well as other mechanical anomalies in the pipeline, providing a basis for evaluation and repair by the customer. Once the test is complete, the survey instrument is returned to the Company, refurbished and used for future pipeline inspections.

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

Management believes there are growth opportunities for the Company’s Pipeline Services due to the aging of the worldwide pipeline network, construction of new pipelines, and recent changes in U.S. regulatory requirements. In 2001, the Company acquired certain assets of Geodz, Inc., a software engineering firm, to enhance its pipeline position survey software, and in 2002 it acquired the assets of Marr Associates Pipeline Integrity, Ltd, a Canadian provider of data management and direct pipeline assessment services. Additionally, in 2002 the Company acquired approximately 24 percent of NDT Systems & Services, AG, a German firm developing a new ultrasonic pipeline inspection tool. As part of the investment the Company obtained certain exclusive rights to market the ultrasonic pipeline inspection service.

Customers and Competition.    The Tubular Services group’s customers include major and independent oil and gas companies, national oil companies, drilling and workover contractors, oilfield equipment and product distributors and manufacturers, oilfield service companies, pipeline operators, steel mills, and other industrial companies. The Company’s competitors in Tubular Services include, among others, Ameron International Corp, EDO Corporation, Pipeline Integrity International Ltd. (a division of General Electric), ShawCor Ltd., Smith International, Inc., Frank’s International, Inc., H. Rosen Engineerng, GmbH; T.D. Williamson, Inc.; and Patterson Tubular Services. In addition, the Tubular Services group competes with a number of smaller regional competitors in tubular inspection. Certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which this group operates have adopted policies or regulations which may give local nationals in these countries certain competitive advantages. Within the Company’s corrosion control products, certain substitutes such as non-metallic tubulars, inhibitors, corrosion resistant alloys, cathodic protection systems, and non-metallic liner systems also compete with the Company’s products. Management believes that the principal competitive factors affecting its Tubular Services business are performance, quality, reputation, customer service, product availability, availability of spare parts and consumables, breadth of product line and price.

Drilling Services Group

The Company’s Drilling Services group is engaged in the provision of highly-engineered equipment, products and services which separate and manage drill cuttings produced by the drilling process (“Solids Control Services”). Drill cuttings are usually contaminated with petroleum or drilling fluids, and must be disposed of in an environmentally sound manner. Additionally, efficient separation of drill cuttings enables the re-use of often costly drilling fluids. The Drilling Services group also rents and sells proprietary drilling rig instrumentation packages (“Drilling Rig Instrumentation”) and drilling rig control systems (“V-ICIS”) which monitor various processes throughout the drilling operation, under the name MD/Totco. The group’s Rig Instrumentation packages collect and analyze data through both analog and digital media, enabling rig personnel to maintain safe and efficient drilling operations.

Solids Control.    The Drilling Services group uses a variety of technologies to separate drill cuttings from drilling fluids, and to transport, dry and refine drill cuttings for safe disposal. The Company believes the regulatory and industry trends toward minimizing the environmental impact of drilling operations in a number of environmentally sensitive oil and gas producing regions will lead to greater demand for solids control products and closed loop drilling systems. A closed loop drilling system is a solids control system in which the drilling mud is reconditioned and recycled throughout the drilling process on the rig itself. The Company further believes the trend towards more technically complex drilling, including highly deviated directional wells and slim-hole completions, will favorably impact the demand for solid controls technology because of its ability to reduce costly downhole problems. As environmental constraints are increased and as awareness of environmental protection grows, the Company believes that its drill cuttings separation and treating processes will experience increased demand.

The Company has a history of introducing new solids control products and services obtained both through its internal development and through acquiring or licensing technologies from others. A shale shaker is the primary device on a drilling rig for removing drill solids from drilling mud. The Company’s VSM 300™, introduced in 1996, was the first shale shaker which offered a balanced elliptical vibratory motion, which improves cuttings conveyance and reduces oil on cuttings. The Company also introduced its new Cobra® shale shaker in 1998. The Cobra® has a small footprint and a lightweight design, and is priced to compete in the more price-sensitive segment of the market. The Company began offering the King Cobra™ shale shaker in 1999. The King Cobra™ is approximately one-third larger than the Cobra® Shaker, and also targets both the offshore and land markets.

The Company acquired the Gumbo Chain from Nu-Tec, Inc. in 1997, a product to remove sticky shale or “gumbo,” which is encountered in certain geologic environments, from drilling fluid. In 1998, the Company initiated operations with a proprietary unit which removes hydrocarbons from drill cuttings using heat, a process called “Thermal Desorption”. The processed cuttings are usually rendered inert and can be disposed of with minimal environmental impact. The Company has commenced operation of additional thermal desorption units in South America and Africa, and acquired the thermal desorption operations of Maersk Contractors Environmental Division in Scotland and Kazakhstan in 2003.

The Company acquired M.S.D. Inc. in 1998 in order to enhance its cuttings slurrification and injection capabilities. In 1999, the Company acquired Manufacturas Rowi, C.A. (Rowica), a Venezuelan solids control company, and the solids control assets of Newpark Resources, Inc. (“Newpark”). In early 2001, the Company acquired certain assets of Angelle Construction, Inc. to enhance its cuttings transport business, and in 2002 it acquired the assets of Environmental Rig Solutions, L.P., a Texas-based provider of waste management equipment for drilling operations. In early 2003, the Company made an equity investment in a small start-up company engaged in the development of new solids control technology. As part of the investment, the Company obtained exclusive marketing rights to new solids control technology for oilfield applications, obtained warrants to purchase additional equity, and agreed to invest additional equity if the company achieves certain technical milestones. In late 2003, the Company acquired Rocky Mountain Fluid Technologies, Inc. in Colorado, and Mud Rentals Ltd. in the UK.

The Drilling Services group manufactures conventional and linear motion shale shakers and shale shaker screens, high speed and conventional centrifuges, desanders (which remove large drill solids from drilling mud), desilters (which remove small drill solids from drilling mud), degassers (which remove air and gasses from drilling mud) and closed loop drilling fluids systems at its facilities in Conroe, Texas; Houston, Texas; Aberdeen, Scotland; Leduc, Alberta; and Trinidad. The group markets solids control equipment under the Brandt® brand name. For the year ended December 31, 2003, approximately 37% of the Drilling Services group’s solids control revenue was generated from the sale of solids control equipment and inventory, and approximately 63% of such revenue was generated from rentals and services.

Drilling Rig Instrumentation.    The Drilling Services group’s rig instrumentation systems provide drilling rig operators real time measurement and monitoring of critical parameters required to improve rig safety and efficiency. Systems are both sold and rented, and are typically comprised of several sensors placed throughout the rig to measure parameters such as weight on bit, hookload, standpipe pressure, mud pump strokes, drilling mud levels, torque, and others, all networked back to a central command station for review, recording and interpretation. Additionally, the rig instrumentation packages typically provide multiple CRT screens around the rig for various rig personnel to perform individual jobs more effectively, and cameras for certain areas to permit remote monitoring. The Company offers proprietary touch-screen displays, interpretive software, and data archival and retrieval capabilities. In 1999, the Company introduced its RigSense™ product, which combines leading hardware and software technologies into an integrated drilling rig package. This product permits access of drilling data from offsite locations, enabling company personnel to monitor drilling operations from an office environment, through a secure link. In 2001, the Company completed the acquisitions of Chimo Equipment Ltd. in Canada; Alberta Instruments Ltd. in Canada; Adair Supply & Rentals, Inc. in Corpus Christi, TX; and Wagner Instrumentation Inc. in Houston, TX; which were all engaged in drilling rig instrumentation business. In 2003, the Company made an equity investment in a small start-up company engaged in the development of software to enhance RigSense with rig “back office” information such as payroll and purchasing.

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

Customers and Competition.    The group’s customers for Drilling Services include major and independent oil and gas companies, national oil companies, and drilling contractors. Competitors in Drilling Services include Smith International (“SWACO”); Derrick Manufacturing Corp.; Oil Tools Pte. Ltd; Peak Energy Services, Ltd.; National Oilwell Inc.; Petron Industries, Inc.; Epoch (a division of Nabors Industries); Pason Systems, Inc.; Kem-tron, Inc.; Double Life Corporation, Inc. and a number of regional competitors. The Company’s Drilling Services group operates in highly competitive markets. Management believes that on-site service is becoming an increasingly important competitive element in the Drilling Services market. Management believes that, in addition to on-site services, the principal competitive factors affecting its Drilling Services business are performance, quality, reputation, customer service, product availability, breadth of product line and price.

Coiled Tubing & Wireline Products Group

The Company’s Coiled Tubing & Wireline Products group sells and rents capital equipment, and sells spare parts, repair services and consumables, to oilfield service providers who use the Company’s products to remediate, workover and, to a lesser extent, drill oil and gas wells. The Company, through its January 2001 acquisition of Quality Tubing, Inc., also manufactures steel coiled tubing used by well remediation contractors and oil and gas producers. Demand for the group’s Coiled Tubing & Wireline Products is strongly dependent upon the capital spending plans of coiled tubing and wireline service companies, and the general level of well completion and remediation activity.

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

The Company’s quality tubing business manufactures coiled tubing at its mill in Houston, Texas. In 2003, Quality Tubing introduced a new corrosion-resistant alloy coiled tubing used primarily for velocity string recompletions (“hang-off” applications) of lower pressure gas wells (QT-16Cr). In addition to hang-off coiled tubing strings, Quality Tubing designs, manufactures, and sells conventional coiled tubing work strings used in well remediation and drilling operations.

The Company began offering its “TEM™” cementing equipment and fabricating nitrogen pumping units in Tulsa, Oklahoma, in December 1997, when it acquired Tulsa Equipment Manufacturing Company. Additionally, the Company acquired Weston Oilfield Engineering Limited in Norwich, United Kingdom, in December 1998, which strengthened its coiled tubing unit refurbishing, servicing and spare parts business, as well as added new cryogenic nitrogen technologies. The Company’s 2001 acquisition of Bradon Industries added a significant manufacturing plant in Canada, where it sells equipment now under the brand name Hydra Rig Canada. The Company acquired Quality Tubing, Inc. in 2001. It also added additional nitrogen-pumping products and technologies through its 2001 acquisition of Albin’s Enterprises in Duncan, Oklahoma. In early 2004, the Company completed the acquisition of a coiled tubing equipment manufacturer in Texas.

Wireline Products.    Through its 1996 acquisitions of SSR (International) Ltd. and Pressure Control Engineering Ltd., its 1998 acquisition of Hydrolex and Eastern Oil Tools Pte. Ltd, and its 2001 acquisition of Elmar Services, Ltd., the Company offers a comprehensive line of wireline units and related pressure control products, with manufacturing facilities in Poole and Aberdeen, in the United Kingdom; Perth, Australia; and Singapore. The Company’s acquisition of Eastern Oil Tools Pte. Ltd. in June, 1998 and Elmar Services Ltd. in August, 2001 also added perforating gun and sand control screen manufacturing to the Company’s business.

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

Customers and Competition.    The Company’s customers for Coiled Tubing & Wireline Products include major oil and gas coiled tubing service companies, as well as major oil companies, national oil companies, and small independents. Competitors in Coiled Tubing & Pressure Control Products include Stewart & Stevenson Inc.; Precision Tube Technology (a division of Maverick Tube Corporation); Aker Kavaerner AS; ASEP; National Oilwell Inc.; Crown Energy Technologies; and several smaller competitors.

2003 Acquisitions

In 2003, the Company made the following acquisitions and related transactions:

Acquisition	Form	Operating Segment	Date of Transactions
Smart Screen Systems, Inc.	Minority Interest Investment	Drilling Services	January 2003
Petroleum Tubular Inspection, Inc.	Asset Purchase	Tubular Services	January 2003
Church Oil Tools	Stock Purchase	Drilling Equipment	January 2003
Chromex	Asset Purchase	Tubular Services	March 2003
MDS Technology	Asset Purchase	Drilling Equipment	March 2003
Patco Rod Service, Inc.	Asset Purchase	Tubular Services	June 2003
Drill Logic, LLC	Minority Interest Investment	Drilling Services	July 2003
Early Oil Tools	Asset Purchase	Coiled Tubing & Wireline	September 2003
R D Drilling	Technology Purchase	Drilling Equipment	September 2003
Tecnicos Tubulares	Asset Purchase	Tubular Services	October 2003
Maersk Contractors Environmental Division	Asset Purchase	Drilling Services	October 2003
Rocky Mountain Fluid Technologies, Inc	Asset Purchase	Drilling Services	October 2003
Mud Rentals Ltd.	Stock Purchase	Drilling Services	November 2003

The Company paid $36.6 million in cash for acquisitions and related transactions in 2003, and paid $2.4 million in cash in 2003 related to transactions closed before 2003.

Seasonal Nature of the Company’s Business

Historically, the level of some of the Company’s businesses has followed seasonal trends to some degree. In general the Drilling Equipment Group has not experienced significant seasonal fluctuation. However, there can be no guarantee that seasonal effects will not influence future drilling equipment sales.

The Company’s Tubular Services (specifically, tubular inspection and tubular coating) and Drilling Services (both solids control and rig instrumentation) businesses in Canada typically realized high first quarter activity levels, as operators took advantage of the winter freeze to help gain access to remote drilling and production areas. These businesses then typically declined during the second quarter due to warming weather conditions which resulted in thawing, softer ground, difficulty accessing drill sites, and road bans that curtailed drilling activity (“Canadian Breakup”). In 2003, the business declined approximately $7.0 million in revenue and $6.0 million in operating profit from the first quarter to the second quarter. Typically in past years, the business rebounds in the third and fourth quarter. In past years, Tubular Services activity in both the United States and Canada increased during the third quarter and then peaked in the fourth quarter as operators spent the remaining drilling and/or production capital budgets for the year.

The pipeline inspection portion of Tubular Services has typically experienced reduced activity during the first quarter of the calendar year. The high winter demand for gas and petroleum products in the northern states and the consequent curtailment of pipeline maintenance and inspection programs has resulted in less opportunity to perform pipeline inspection during this time. The Company’s Fiberglass Pipe business in China has typically declined in the first quarter due to the impact of weather on manufacturing and installation operations, and due to business slow downs associated with the Chinese New Year.

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

The Company’s Drilling Equipment customers include private and government-owned oil companies, drilling contractors, drilling rig manufacturers, rental tool companies, and supply companies, which supply oilfield products to the end users of the Company’s products. Drilling Equipment purchases can represent significant capital expenditures, and are often sold as part of a rig fabrication or major rig refurbishment package. Sometimes these packages cover multiple rigs, and often the Company bids jointly with other related product and services providers, such as rig fabrication yards and rig design firms.

The Company’s Tubular Services customers include major and independent oil and gas companies, national oil companies, oilfield equipment and product distributors and manufacturers, drilling and workover contractors, oilfield service companies, pipeline operators, steel mills, pipe mills, manufactures and processors, and other industrial companies. Certain tubular inspection and tubular coating products and services often are incorporated as a part of a tubular package sold by tubular supply stores to end users. Tubular Services primarily has direct operations in the international marketplace, but operates through agents in certain markets.

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

Research and New Product Development and Intellectual Property

The Company believes that it has been a leader in the development of new technology and equipment to enhance the safety and productivity of drilling and well stimulation processes and that its sales and earnings have been dependent, in part, upon the successful introduction of new or improved products. Additionally, the Company believes that its market position in its major businesses is enhanced by its leading technologies and reputation for innovation and expertise. Through its internal development programs and certain acquisitions, the Company has assembled an extensive array of technologies protected by a substantial number of trade and service marks, patents, trade secrets, and other proprietary rights.

As of December 31, 2003, the Company held a substantial number of United States patents and had patent applications pending. Expiration dates of such patents range from 2004 to 2020. As of such date, the Company also had foreign patents and patent applications pending relating to inventions covered by the United States patents. Additionally, the Company maintains a substantial number of trade and service marks and maintains a number of trade secrets.

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

Engineering and Manufacturing

The manufacturing processes for the Company’s products generally consist of machining, welding and fabrication, heat treating, assembly of manufactured and purchased components and testing. Most equipment is manufactured primarily from alloy steel, and the availability of alloy steel castings, forgings, purchased components and bar stock is critical to the production and timing of shipments. Within the Drilling Equipment Group, automated Roughnecks, Top Drive Drilling Systems, and pipe handling systems are manufactured in Orange, California; pressure control and motion compensation equipment, riser pipe and riser tensioners are manufactured at facilities in Houston, Texas; rotating and handling tools are manufactured at facilities in Etten-Leur, the Netherlands, and Mexicali, Mexico.

The Company’s Drilling Services group manufactures or assembles the equipment and products which it rents and sells to customers, and which it uses in providing solids control services. In addition to producing new solids control and instrumentation equipment and products, Drilling Services also produces spare parts for sale. Drilling Services manufactures screens used in its solids control operations and for sale to others at its New Iberia, Louisiana; Conroe, Texas; Leduc, Alberta; Aberdeen, Scotland; and Couva, Trinidad facilities; manufactures solids control equipment at its facilities in Houston, Texas; Conroe, Texas; and Aberdeen, Scotland; and manufactures instrumentation equipment at its Cedar Park, Texas facility.

The Tubular Services group manufactures tubular inspection equipment and instrumented pipeline inspection tools at its Houston, Texas facility for resale, and renovates and repairs equipment at its manufacturing facilities in Houston, Texas; Bordon, England; Celle, Germany; Nisku, Alberta and Aberdeen, Scotland. Fiberglass and composite tubulars and fittings are manufactured at its San Antonio, Texas; Big Spring, Texas; Little Rock, Arkansas; Tulsa, Oklahoma; Wichita, Kansas; and Harbin and Shanghai, China facilities, while tubular coatings are manufactured in its Houston, Texas facility, or through restricted sale agreements with third party manufacturers.

The Coiled Tubing and Wireline Products group manufactures coiled tubing units, coiled tubing, wireline units, pressure pumping equipment, pressure control equipment; sand control screens and perforating guns at its Fort Worth, Texas; Conroe, Texas; Houston, Texas; Duncan, Oklahoma; Tulsa, Oklahoma; Calgary, Canada; Aberdeen, Scotland; Singapore; Perth, Australia; and Poole, England facilities.

Certain of the Company’s manufacturing facilities and certain of the Company’s products have various certifications, including, ISO 9001, API and ASME.

Raw Materials

The Company believes that materials and components used in its servicing and manufacturing operations and purchased for sales are readily available at competitive prices from numerous sources. The prices paid by the Company for its raw materials may be affected by, among other things, energy, steel and other commodity prices; tariffs and duties on imported materials; and foreign currency exchange rates. The Company believes that it may experience higher steel prices in 2004 than it has experienced in 2003, based on recent increases in spot prices for steel.

Backlog

Sales of the Company’s products are made on the basis of written purchase orders or contracts and, consistent with industry practice, by e-mail, fax, letter or oral commitment later confirmed by a written order. In accordance with industry practice, orders and commitments generally can be cancelled by customers at any time. In addition, orders and commitments are sometimes modified before or during manufacture of the products. The Company’s backlog is based upon anticipated revenues from customer orders that the Company believes are firm. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Almost all of the Company’s backlog is for capital equipment orders. Although aftermarket spares, services and consumables for Drilling Equipment and Coiled Tubing and Wireline products are included in the Company’s order intake and backlog, these are typically turned quickly, and comprise a small portion of the backlog.

Backlog at December 31, 2003, 2002, and 2001 was as follows (in thousands):

	December 31,
	2003	2002	2001
Drilling Equipment Group	$126,549	$218,098	$251,531
Coiled Tubing & Wireline Products	37,046	49,115	55,864

Total	$163,595	$267,213	$307,395

See the discussion of the recent decline in backlog in the Executive Summary section of Management’s Discussion and Analysis of Results of Operations and Financial Condition. Backlog at December 31, 2003 includes $43.2 million related to the Company’s MIL rig fabrication business. As discussed earlier, the Company expects to exit the rig fabrication business in 2004. The Company expects that most of the backlog as of December 31, 2003 will be shipped by December 31, 2004.

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

CERCLA imposes liability, without regard to fault or the legality of the original conduct, for the release of hazardous substances into the environment. Persons subject to CERCLA include the owner and operator of the disposal site or sites where the release occurred and companies that generated, disposed or arranged for the disposal of the hazardous wastes found at the site. Persons who are responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the resulting contamination and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Certain third-party owned disposal facilities used by the Company or its subsidiaries have been investigated under state and federal Superfund statutes, and the Company is currently named as a potentially responsible party for cleanup at three such sites. Although the Company’s level of involvement varies at each site, in general, the Company is one of numerous parties named and will be obligated to pay an allocated share of the cleanup costs. While it is not feasible to predict the outcome of these matters with certainty, management believes that their ultimate resolution should not result in material costs to the Company or otherwise materially and adversely affect the Company’s operations or financial position.

Employees

At December 31, 2003, the Company had a total of 10,281 employees (of which 1,382 were temporary employees). The Company considers its relations with its employees to be good.

GLOSSARY OF OILFIELD TERMS

(Sources: Varco management; “A Dictionary for the Petroleum Industry,” The University of Texas at Austin, 2001.)

API	Abbr: American Petroleum Institute

Annular Blowout Preventer	A large valve, usually installed above the ram blowout preventers, that forms a seal in the annular space between the pipe and the wellbore or, if no pipe is present, in the wellbore itself.

Annulus	The open space around pipe in a wellbore through which fluids may pass.

Automatic Pipe Handling Systems (Automatic Pipe Racker)	A device used on a drilling rig to automatically remove and insert drill stem components from and into the hole. It replaces the need for a person to be in the derrick or mast when tripping pipe into or out of the hole.

Automatic Roughneck	A large, self-contained pipe-handling machine used by drilling crew members to make up and break out tubulars. The device combines a spinning wrench, torque wrench, and backup wrenches.

Beam pump	Surface pump that raises and lowers sucker rods continually, so as to operate a downhole pump.

Bit	The cutting or boring element used in drilling oil and gas wells. The bit consists of a cutting element and a circulating element. The cutting element is steel teeth, tungsten carbide buttons, industrial diamonds, or polycrystalline diamonds (PDCs). These teeth, buttons, or diamonds penetrate and gouge or scrape the formation to remove it. The circulating element permits the passage of drilling fluid and utilizes the hydraulic force of the fluid stream to improve drilling rates. In rotary drilling, several drill collars are joined to the bottom end of the drill pipe column, and the bit is attached to the end of the drill collars. Drill collars provide weight on the bit to keep it in firm contact with the bottom of the hole. Most bits used in rotary drilling are roller cone bits, but diamond bits are also used extensively.

Blowout	An uncontrolled flow of gas, oil or other well fluids into the atmosphere. A blowout, or gusher, occurs when formation pressure exceeds the pressure applied to it by the column of drilling fluid. A kick warns of an impending blowout.

Blowout Preventer (BOP)	Series of valves installed at the wellhead while drilling to prevent the escape of pressurized fluids.

Blowout Preventer (BOP) Stack	The assembly of well-control equipment including preventers, spools, valves, and nipples connected to the top of the wellhead.

Closed Loop Drilling Systems	A solids control system in which the drilling mud is reconditioned and recycled through the drilling process on the rig itself.

Coiled Tubing	A continuous string of flexible steel tubing, often hundreds or thousands of feet long, that is wound onto a real, often dozens of feet in diameter. The reel is an integral part of the coiled tubing unit, which consists of several devices that ensure the tubing can be safely and efficiently inserted into the well from the surface. Because tubing can be lowered into a well without having to make up joints of tubing, running coiled tubing into the well is faster and less expensive than running conventional tubing. Rapid advances in the use of coiled tubing make it a popular way in which to run tubing into and out of a well. Also called reeled tubing.

Cuttings	Fragments of rock dislodged by the bit and brought to the surface in the drilling mud. Washed and dried cutting samples are analyzed by geologist to obtain information about the formations drilled.

Directional Well	Well drilled in an orientation other than vertical in order to access broader portions of the formation.

Drawworks	The hoisting mechanism on a drilling rig. It is essentially a large winch that spools off or takes in the drilling line and thus raises or lowers the drill stem and bit.

Drill Pipe Elevator (Elevator)	On conventional rotary rigs and top-drive rigs, hinged steel devices with manual operating handles that crew members latch onto a tool joint (or a sub). Since the elevators are directly connected to the traveling block, or to the integrated traveling block in the top drive, when the driller raises or lowers the block or the top-drive unit, the drill pipe is also raised or lowered.

Drilling Mud	A specially compounded liquid circulated through the wellbore during rotary drilling operations.

Drilling riser	A conduit used in offshore drilling through which the drill bit and other tools are passed from the rig on the water’s surface to the sea floor.

Drill Stem	All members in the assembly used for rotary drilling from the swivel to the bit, including the Kelly, the drill pipe and tool joints, the drill collars, the stabilizers, and various specialty items.

Formation	A bed or deposit composed throughout of substantially the same kind of rock; often a lithologic unit. Each formation is given a name, frequently as a result of the study of the formation outcrop at the surface and sometimes based on fossils found in the formation.

Hardbanding	A special wear-resistant material often applied to tool joints to prevent abrasive wear to the area when the pipe is being rotated downhole.

Iron Roughneck	A floor-mounted combination of a spinning wrench and a torque wrench. The Iron Roughneck moves into position hydraulically and eliminates the manual handling involved with suspended individual tools.

Jack-up rig	A mobile bottom-supported offshore drilling structure with columnar or ope-truss legs that support the deck and hull. When positioned over the drilling site, the bottoms of the legs penetrate the seafloor.

Joint	1) In drilling, a single length (from 16 feet to 45 feet, or 5 meters to 14.5 metres, depending on its range length) of drill pipe, drill collar, casing or tubing that has threaded connections at both ends. Several joints screwed together constitute a stand of pipe. 2) In pipelining, a single length (usually 40 feet-12 metres) of pipe. 3) In sucker rod pumping, a single length of sucker rod that has threaded connections at both ends.

Kelly	The heavy steel tubular device, four- or six-sided, suspended from the swivel through the rotary table and connected to the top joint of drill pipe to turn the drill stem as the rotary table returns. It has a bored passageway that permits fluid to be circulated into the drill stem and up the annulus, or vice versa. Kellys manufactured to API specifications are available only in four- or six-sided versions, are either 40 or 54 feet (12 to 16 metres) long, and have diameters as small as 2 1/2 inches (6 centimetres) and as large as 6 inches (15 centimetres).

Kelly Bushing	A special device placed around the kelly that mates with the kelly flats and fits into the master bushing of the rotary table. The kelly bushing is designed so that the kelly is free to move up or down through it. The bottom of the bushing may be shaped to fit the opening in the master bushing or it may have pins that fit into the master bushing. In either case, when the kelly bushing is inserted into the master bushing and the master bushing is turned, the kelly bushing also turns. Since the kelly bushing fits onto the kelly, the kelly turns, and since the kelly is made up to the drill stem, the drill stem turns. Also called the drive bushing.

Kelly Spinner	A pneumatically operated device mounted on top of the kelly that, when actuated, causes the kelly to turn or spin. It is useful when the kelly or a joint of pipe attached to it must be spun up, that is, rotated rapidly for being made up.

Kick	An entry of water, gas, oil, or other formation fluid into the wellbore during drilling. It occurs because the pressure exerted by the column of drilling fluid is not great enough to overcome the pressure exerted by the fluids in the formation drilled. If prompt action is not taken to control the kick, or kill the well, a blowout may occur.

Making-up	1. To assemble and join parts to form a complete unit (e.g., to make up a string of drill pipe). 2. To screw together two threaded pieces. Compare break out. 3. To mix or prepare (e.g., to make up a tank of mud). 4. To compensate for (e.g., to make up for lost time).

Manual Tongs (Tongs)	The large wrenches used for turning when making up or breaking out drill pipe, casing, tubing, or other pipe; variously called casing tongs, pipe tongs, and so forth, according to the specific use. Power tongs or power wrenches are pneumatically or hydraulically operated tools that serve to spin the pipe up tight and, in some instances to apply the final makeup torque.

Master Bushing	A device that fits into the rotary table to accommodate the slips and drive the kelly bushing so that the rotating motion of the rotary table can be transmitted to the kelly. Also called rotary bushing.

Motion Compensation Equipment	Any device (such as a bumper sub or heave compensator) that serves to maintain constant weight on the bit in spite of vertical motion of a floating offshore drilling rig.

Plug Gauging	The mechanical process of ensuring that the inside threads on a piece of drill pipe comply with API standards.

Pressure Control Equipment	1. The act of preventing the entry of formation fluids into a wellbore. 2. The act of controlling high pressures encountered in a well.

Pressure Pumping	Pumping fluids into a well by applying pressure at the surface.

Ram Blowout Preventer	A blowout preventer that uses rams to seal off pressure on a hole that is with or without pipe. Also called a ram preventer.

Ring Gauging	The mechanical process of ensuring that the outside threads on a piece of drill pipe comply with API standards.

Riser	A pipe through which liquids travel upward.

Riser Pipe	The pipe and special fitting used on floating offshore drilling rigs to established a seal between the top of the wellbore, which is on the ocean floor, and the drilling equipment located above the surface of the water. A riser pipe serves as a guide for the drill stem from the drilling vessel to the wellhead and as a conductor or drilling fluid from the well to the vessel. The riser consists of several sections of pipe and includes special devices to compensate for any movement of the drilling rig caused by waves. Also called marine riser pipe, riser joint.

Rotary table	The principal piece of equipment in the rotary table assembly; a turning device used to impart rotational power to the drill stem while permitting vertical movement of the pipe for rotary drilling. The master bushing fits inside the opening of the rotary table; it turns the kelly bushing, which permits vertical movement of the kelly while the stem is turning.

Rotating Blowout Preventer (Rotating Head)	A sealing device used to close off the annular space around the kelly in drilling with pressure at the surface, usually installed above the main blowout preventers. A rotating head makes it possible to drill ahead even when there is pressure in the annulus that the weight of the drilling fluid is not overcoming; the head prevents the well from blowing out. It is used mainly in the drilling of formations that have low permeability. The rate of penetration through such formations is usually rapid.

Safety Clamps	A clamp placed very tightly around a drill collar that is suspended in the rotary table by drill collar slips. Should the slips fail, the clamp is too large to go through the opening in the rotary table and therefore prevents the drill collar string from falling into the hole. Also called drill collar clamp.

Shaker	See “Shale Shaker”

Shale Shaker	A piece of drilling rig equipment that uses a vibrating screen to remove cuttings from the circulating fluid in rotary drilling operations. The size of the openings in the screen should be selected carefully to be the smallest size possible to allow 100 per cent flow of the fluid. Also called a shaker.

Slim-Hole Completions (Slim-hole Drilling)	Drilling in which the size of the hole is smaller than the conventional hole diameter for a given depth. This decrease in hole size enables the operator to run smaller casing, thereby lessening the cost of completion.

Slips	Wedge-shaped pieces of metal with serrated inserts (dies) or other gripping elements, such as serrated buttons, that suspend the drill pipe or drill collars in the master bushing of the rotary table when it is necessary to disconnect the drill stem from the kelly or from the top-drive unit’s drive shaft. Rotary slips fit around the drill pipe and wedge against the master bushing to support the pipe. Drill collar slips fit around a drill collar and wedge against the master bushing to support the drill collar. Power slips are pneumatically or hydraulically actuated devices that allow the crew to dispense with the manual handling of slips when making a connection.

Solids	See “Cuttings”

Spinning Wrench	Air-powered or hydraulically powered wrench used to spin drill pipe in making or breaking connections.

Spinning-in	The rapid turning of the drill stem when one length of pipe is being joined to another. “Spinning-out” refers to separating the pipe.

Stand	The connected joints of pipe racked in the derrick or mast when making a trip. On a rig, the usual stand is about 90 feet (about 27 metres) long (three lengths of drill pipe screwed together), or a thribble.

String	The entire length of casing, tubing, sucker rods, or drill pipe run into a hole.

Sucker rod	A special steel pumping rod. Several rods screwed together make up the link between the pumping unit on the surface and the pump at the bottom of the well.

Tensioner	A system of devices installed on a floating offshore drilling rig to maintain a constant tension on the riser pipe, despite any vertical motion made by the rig. The guidelines must also be tensioned, so a separate tensioner system is provided for them.

Thermal Desorption	The process of removing drilling mud from cuttings by applying heat directly to drilling fluid.

Top Drive	A device similar to a power swivel that is used in place of the rotary table to turn the drill stem. It also includes power tongs. Modern top drives combine the elevator, the tongs, the swivel, and the hook. Even though the rotary table assembly is not used to rotate the drill stem and bit, the top-drive system retains it to provide a place to set the slips to suspend the drill stem when drilling stops.

Torque Wrench	Spinning wrench with a gauge for measuring the amount of torque being applied to the connection.

Trouble Cost	Costs incurred as a result or unanticipated complications while drilling a well. These cost are often referred to as contingency costs during the planning phase of a well.

Well Completion	1. The activities and methods of preparing a well for the production of oil and gas or for other purposes, such as injection; the method by which one or more flow paths for hydrocarbons are established between the reservoir and the surface. 2. The system of tubulars, packers, and other tools installed beneath the wellhead in the production casing; that is, the tool assembly that provides the hydrocarbon flow path or paths.

Well stimulation	Any of several operations used to increase the production of a well, such as acidizing or fracturing.

Well Workover	The performance of one or more of a variety of remedial operations on a producing oilwell to try to increase production oilwell to try to increase production. Examples of workover jobs are deepening, plugging back, pulling and resetting liners, and squeeze cementing.

Wellbore	A borehole; the hole drilled by the bit. A wellbore may have casing in it or it may be open (uncased); or part of it may be cased, and part of it may be open. Also called a borehole or hole.

Wireline	A slender, rodlike or threadlike piece of metal usually small in diameter, that is used for lowering special tools (such as logging sondes, perforating guns, and so forth) into the well. Also called slick line.

ITEM 2.    PROPERTIES

The Company operates in over 40 countries. The following table describes the major manufacturing, sales, service, distribution, and administrative facilities:

Location	Description	Building Size (Square Feet)	Property Size (Acres)	Owned/ Leased	Lease Termination Date

DRILLING EQUIPMENT GROUP:

Houston, Texas	West Little York: Shaffer, MDT, BJ, & Systems Manufacturing Facility, Repair, Service, Administrative & Sales Offices	619,000	34.00	Owned

Orange, California	Manufacturing & Office Facility—759 N. Eckhoff	126,000	8.90	Building Owned*	04/30/13

Aberdeen, Scotland	Tubular & Pressure Control Manufacturing, Administrative & Sales	107,974	7.50	Leased	08/31/19

Etten-Leur, Netherlands	BJ Mfg. Plant/Sales	75,000	6.00	Owned

Houston, Texas	Brittmore Shaffer Repair & Service Facility	66,500	5.79	Leased	11/01/11

Aberdeen, Scotland	Systems & Shaffer Sales, Service & Distribution Facility	63,000	6.00	Owned

Mexicali, Mexico	BJ Mfg. Plant	58,813		Leased	02/01/10

Great Yarmouth, England	Derrick Manufacturing Facilities, Administrative & Sales Offices	53,983	3.76	Leased	07/01/13

Singapore	Systems Offices, Service & Distribution Facility	43,529	1.20	Building Owned*	07/01/40

Stavanger, Norway	Drilling Equipment Work Shop, Warehouse & Customer Service Center	41,333	0.42	Leased	06/01/06

Orange, California	Administrative Offices— 743 N. Eckhoff	35,000	1.60	Leased	12/31/05

TUBULAR SERVICES:

Al Khobar, Saudi Arabia	Reclamation, Inspection Facility & Offices	340,203	8.00	Leased	12/31/04

Houston, Texas	Sheldon Road: Inspection Facility	335,993	192.00	Owned

Houston, Texas	Holmes Road Complex: Manufacturing, Warehouse, Corporate Offices, Coating Manufacturing Plant & Pipeline Services	300,000	50.00	Owned

Little Rock, Arkansas	Fiberglass Tubular Manufacturing Plant, R&D Lab, Administrative Offices	262,784	44.00	Leased	Yr. to Yr.

Neiva, Columbia	Inspection Yard & Warehouse	215,280		Leased	03/31/04

Yopal, Colombia	Inspection Warehouse & Storage	215,280		Owned

Location	Description	Building Size (Square Feet)	Property Size (Acres)	Owned/ Leased	Lease Termination Date

Sand Springs, Oklahoma	Fiberglass Tubular Manufacturing Plant	189,173	6.50	Owned

Amelia, Louisiana	Coating Plant & Inspection Facility	179,574	84.00	Leased	12/31/16

Houston, Texas	Coating Plant & Inspection Facility	168,683	49.00	Owned

Wichita, Kansas	Fiberglass Tubular Manufacturing Plant	129,746	15.00	Owned

Edmonton, Alberta	Sucker Rod Inspection & Oilwell Engine Reclamation	121,545	10.00	Leased	12/31/05

Nisku, Alberta	Coating Plant, Inspection Facility	114,000	30.00	Owned

Amelia, Louisiana	Coating Plant, Inspection & Storage Facilities	102,000	90.00	Building Owned*	05/30/06

Casper, Wyoming	Inspection Facility	91,720	29.00	Owned

Midland, Texas	Coating Plant	87,000	25.00	Owned

Houston, Texas	Highway 90: Coating Plant	83,000	43.00	Leased	07/31/11

San Antonio, Texas	Fiberglass Tubular Manufacturing Plant, R & D Lab, Administrative Offices	82,700	19.57	Owned

Big Spring, Texas	Fiberglass Tubular Manufacturing Plant & Administrative Offices	78,600	12.00	Owned

Houston, Texas	Engineering/Technical Research Center	76,000	6.00	Owned

Navasota, Texas	Coating Plant, Inspection Pipe Storage	65,000		Building Owned*	06/30/13

Lone Star, Texas	Inspection Facility	56,700	80.00	Owned

Aberdeen, Scotland	Inspection Facility, Coating Plant, Manufacturing, Administrative & Sales	53,425	10.00	Owned

Coevorden, Netherlands	Inspection Reclamation & Repair Facility	53,361	2.00	Leased	12/04/04

Harvey, Louisiana	Coating Plant & Inspection Facility	53,000	7.00	Owned & Leased	09/30/04

Tuas, Singapore	Coating Plant & Inspection Facility	50,644	8.00	Building Owned*	06/09/09

Odessa, Texas	Coating Plant & Inspection Facility	45,332	10.00	Owned

Little Rock, Arkansas	Fiberglass Tubular Manufacturing Plant	45,000		Leased	10/01/09

Berlaimont, France	Coating Plant	44,000	16.00	Owned

Celle, Germany	Inspection Facility, Administrative & Engineering Offices	43,560	12.00	Building Owned*	2049

Location	Description	Building Size (Square Feet)	Property Size (Acres)	Owned/ Leased	Lease Termination Date

Morgan City, Louisiana	Inspection Facility	42,400	3.00	Building Owned*	Mo. to Mo.

Casper, Wyoming	Inspection Facility	41,030	40.00	Owned

Edmond, Oklahoma	Coating Plant	40,000	19.00	Owned

Farmington, New Mexico	Inspection Storage Facilities	37,725	50.00	Leased	03/31/14

Harbin, People’s Republic of China	Fiberglass Tubular Manufacturing Plant	35,000		Leased	12/31/05

Odessa, Texas	Inspection Facility	33,910	50.00	Owned

Nisku, Alberta	Trucking, Coating, Inspection & Storage Facility	32,550	155.00	Owned

DRILLING SERVICES:

Cedar Park, Texas	Instrumentation Manufacturing Facility, Administrative & Sales Offices	260,000	40.00	Owned

Conroe, Texas	Solids Control & Pressure Control Manufacturing Facility, Warehouse, Administrative & Sales Offices & Engineering Labs	160,000	30.49	Owned

Aberdeen, Scotland	Solids Control Manufacturing Facility Assembly, Administrative & Sales	77,400	6.25	Owned

Bogota, Colombia	Solids Control & Inspection Yard & Warehouse	69,966		Leased	08/01/04

Leduc, Alberta	MDT, Shaffer, Chimo, Alberta Instruments, Varco Services & Warehouse Facility	64,056	4.60	Owned

Leduc, Alberta	Solids Control Equipment Rental & Services Facility	41,340	9.36	Owned

Montrose, Scotland	Forties Road Systems Service Center & Office Facility	34,000	3.00	Owned

COILED TUBING / WIRELINE:

Houston, Texas	QT Coiled Tubing Manufacturing Facility, Warehouse and Offices	90,000	14.00	Owned

Fort Worth, Texas	Coiled Tubing Manufacturing Facility, Warehouse, Administrative & Sales Offices	72,500	6.96	Owned

Duncan, Oklahoma	Nitrogen Units Manufacturing Facility, Warehouse & Offices	67,600	13.28	Owned

Calgary, Alberta	Coiled Tubing Manufacturing Facility, Administrative & Sales Offices	48,040	2.52	Owned

Location	Description	Building Size (Square Feet)	Property Size (Acres)	Owned/ Leased	Lease Termination Date

Tulsa, Oklahoma	Pumping Manufacturing Facility, Warehouse & Offices	40,700	4.47	Leased	12/31/07

Tuas, Singapore	Coiled Tubing & Wireline Products Manufacturing & Administrative Facility	35,300	1.50	Building Owned*	04/15/14

Great Yarmouth, England	Coiled Tubing & Nitrogen Units Manufacturing, Administrative & Sales Offices	29,000	1.70	Leased	08/22/11

CORPORATE:

Houston, Texas	Corporate Administrative Office	14,500	Office Tower	Leased	08/31/11

*	Building owned but real estate leased.

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

The Company is involved in numerous legal proceedings which arise in the ordinary course of its business. The Company is unable to predict the outcome of these proceedings; however, management believes that none of these legal proceedings will have a material adverse effect on the results of operations or financial condition of the Company. There can be no absolute assurance that the indemnity from Minstar Inc. (“Minstar”) discussed below or the Company’s insurance coverage will be sufficient to protect the Company from incurring substantial liability as a result of these proceedings.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

PART II

ITEM 5.     MARKETS FOR REGISTRANT’S COMMON EQUITY STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “VRC”. The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the common stock, as reported by the NYSE:

	2003		2002
	High	Low	High	Low
1st Quarter	$19.42	$16.18	$20.10	$13.25
2nd Quarter	22.26	17.45	21.73	17.54
3rd Quarter	20.16	16.33	18.60	13.55
4th Quarter	21.10	16.25	18.91	14.94

The closing price of the Company’s common stock on February 20, 2004 was $19.86. The approximate number of stockholders of record on February 20, 2004 was 1,130.

Holders of the Company’s common stock are entitled to such dividends as may be declared from time to time by the Company’s Board of Directors out of funds legally available therefore. The Company has not declared or paid any dividends on its common stock since its inception and does not currently plan to declare or pay any dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The information below is presented in order to highlight significant trends in the Company’s results from operations and financial condition.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except ratio and per share data)
Statement of Income Data:
Revenue	$1,449,607	$1,335,064	$1,267,809	$866,615	$975,848
Operating profit(1)	139,981	156,065	158,126	60,911	67,348
Net income(2)	$67,243	$79,807	$82,968	$21,055	$29,809

Basic earnings per common share(2)	$0.69	$0.83	$0.87	$0.23	$0.33

Dilutive earnings per common share(2)	$0.68	$0.82	$0.86	$0.22	$0.32

Balance Sheet Data (end of period):
Working capital	$559,046	$529,647	$423,602	$263,378	$310,175
Total assets	1,764,339	1,661,060	1,429,110	1,076,982	1,131,313
Total debt	456,918	467,928	322,614	136,507	233,335
Common stockholders’ equity	994,242	920,282	828,314	731,983	694,245

Other Data:
Net cash provided by operating activities	$100,763	$101,783	$83,995	$81,787	$119,064
Cash flows used for investing activities	$(106,591)	$(202,333)	$(211,126)	$(64,872)	$(43,638)
Cash flows provided by (used for) financing activities	$(15,156)	$148,377	$173,118	$(86,718)	$(29,891)
Earnings per common share before goodwill amortization(2)	$0.68	$0.82	$0.97	$0.31	$0.41
Ratio of earnings to fixed charges(3)	3.8x	4.7x	5.6x	3.1x	3.0x
Depreciation and amortization	$67,199	$59,246	$67,900	$56,518	$57,180
Capital expenditures	$67,092	$49,377	$65,834	$45,463	$30,729

(1)	The 1999 operating profit includes $7.8 million of transaction costs and write-offs associated with the terminated Newpark merger. Excluding these costs, operating profit was $75.2 million. The 2000 operating profit includes $9.7 million of financial advisor fees, $4.3 million of compensation costs, $5.1 million to fully vest employees participating in the Executive Stock Match program, $3.5 million in equipment rationalization charges and $3.9 million of other transaction costs associated with the May 2000 merger between Varco and Tuboscope. Excluding these costs, operating profit was $87.5 million. The 2001 operating profit includes $16.5 million of litigation costs. Excluding these costs, operating profit was $174.6 million. The 2002 operating profit includes $3.7 million associated with the acquisition of substantially all of the oilfield services business of ICO and $2.8 million of severance costs resulting from early termination of employment agreements for several senior executives arising out of the May 2000 merger between Varco and Tuboscope. Excluding these costs, operating profit was $162.6 million. The 2003 operating profit includes an asset impairment charge of $11.2 million related to the Company’s rig fabrication business. Excluding these costs, operating profit was $151.2 million for 2003.

(2)	The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective January 1, 2002. The effects of not amortizing goodwill and other intangible assets in periods prior to the adoption of SFAS 142 would have resulted in net income of $93.4 million, $29.5 million, and $38.2 million for the years ended December 31, 2001, 2000, and 1999, respectively; basic earnings per common share of $.98, $.32, and $0.42 for the years ended December 31, 2001, 2000, and 1999, respectively; and diluted earnings per common share of $.97, $0.31, and $0.41 for the years ended December 31, 2001, 2000, and 1999, respectively.

(3)	For the purpose of this calculation, “earnings” consist of net income (loss) before income taxes, extraordinary items, and fixed charges. “Fixed charges” consist of interest expense and amortization of debt discount and related expenses believed by management to be representative of the interest factor thereon.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

Executive Summary

The Company’s oilfield service businesses generally performed well in 2003, but the strength of these businesses was overshadowed by weak results in the Company’s capital equipment businesses. In particular, results of the Drilling Equipment Group suffered from softening demand and cost overruns on a large rig fabrication project.

During 2003, the Company’s service-oriented businesses benefited from rising levels of oilfield activity in several important markets, including North American land drilling, Mexico, the Middle East and the Far East. These benefits were somewhat offset by slightly declining oilfield activity in other key markets, including the U.S. Gulf of Mexico, the North Sea and Venezuela. Demand for the Company’s coiled tubing and fiberglass tubing for oilfield applications strengthened in 2003.

The Company generally experienced declining market conditions during 2003 in its businesses that sell capital equipment to other oilfield service companies, including drilling equipment, solids control equipment, and rig instrumentation equipment. Sales of coiled tubing and wireline equipment were modestly improved, but backlog for the Coiled Tubing and Wireline Products Group turned down at year end. Backlog and revenue for Drilling Equipment generally trended down throughout 2003.

Looking forward, the Company believes worldwide drilling activity should remain strong in 2004, led by North America, Latin America and the Middle East, and that its oilfield service businesses should generally continue to perform well. However, offshore drilling activity, particularly in the Gulf of Mexico and the North Sea, continues to be very slow and has not yet shown signs of improvement. Additionally, the Company expects that the market for premium tubulars, which is dependent in part on the level of drilling “critical” wells (i.e., high-pressure, high-temperature, deep and/or offshore wells), will remain slow in 2004. Premium tubulars for critical wells are more likely to be coated or inspected by the Company than conventional tubulars for shallower, onshore drilling because the cost of tubular failures is much higher for critical wells. Also, the Company expects that the market for new drillpipe will remain slow in 2004, due primarily to an overhang of drillpipe in the market currently. This affects the Company’s tubular coating business because most new drillpipe is coated before it is placed into service.

The Company does not expect the market for capital equipment to strengthen significantly in 2004, and foresees few new drilling rigs being fabricated in 2004. In view of the declining revenue and backlog for the Drilling Equipment Group, the Company has begun a significant restructuring of the Group, as detailed below, to lower its overhead. Additionally, the Company has decided to exit the rig fabrication business, which it entered by acquiring Morinoak International Ltd. (“MIL”) in September 2001. The Company expects that the focus of the Drilling Equipment Group in 2004 will be on downsizing operations; moving manufacturing to more cost efficient locations; launching new products targeting the land drilling contractor market; providing units to upgrade existing drilling rigs; and continuing the Group’s emphasis on aftermarket spares and services business.

Operating Environment Overview

The Company’s results are dependent on among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of oil and gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the past three years include the following:

	2003*	2002*	2001*	% 2003 v 2002	% 2002 v 2001
Active Drilling Rigs:
U.S.	1,032	831	1,155	24.2%	(28.1%)
Canada	372	266	342	39.8%	(22.2%)
International	771	732	745	5.3%	(1.7%)

Worldwide	2,175	1,829	2,242	18.9%	(18.4%)

Active Workover Rigs:
U.S.	1,130	1,010	1,211	11.9%	(16.6%)
Canada	350	261	342	34.1%	(23.7%)

North America	1,480	1,271	1,553	16.4%	(18.2%)
West Texas Intermediate Crude prices (per barrel)	$30.89	$26.13	$25.93	18.2%	0.8%
Natural Gas Prices ($/mbtu)	$5.49	$3.35	$3.97	63.9%	(15.6%)
* Averages for the years indicated.

The following table details the U.S., Canadian, and international rig activity and West Texas Intermediate Oil prices for the three years ended December 31, 2003 on a quarterly basis:

Source: Rig	count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price: Department of Energy, Energy Information Administration (www.eia.doe.gov).

Oil and natural gas prices rose sharply in 2003 compared to 2002. The average price per barrel of West Texas Intermediate Crude was $30.89, an increase of 18.2% over the average for 2002. Natural gas prices were $5.49 per mbtu, an increase of 63.9% compared to the 2002 average. High commodity prices led to the recent improvement in U.S., Canadian, and international rig activity, which began in the second half of 2002, and continued throughout 2003. U.S., Canadian, and international rig activity increased 24.2%, 39.8%, and 5.3%, respectively, for the full year in 2003 compared to 2002. On a combined basis, worldwide rig activity increased 18.9% in 2003 compared to the prior year average. However, rig activity in several key operating locations including the Gulf of Mexico and North Sea have remained sluggish. The Gulf of Mexico rig activity declined from an average of 109 rigs in 2002 to 104 rigs in 2003, while the North Sea average rig count dropped from a 2002 average of 52 rigs to an average of 46 rigs in 2003.

U.S. rig activity at February 20, 2004 was at 1,114 rigs, compared to 1,126 rigs at December 31, 2003. The Company believes that current industry projections are forecasting commodity prices to remain strong as compared to recent years, and, as a result, U.S. and international drilling rig activity is expected to continue to be strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the recovery of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Drilling Equipment Group Restructuring and MIL Impairment Charge

Drilling Equipment Group revenue declined $12.5 million (2.6%) in 2003. Revenue was $474.2 million in 2003 compared to $486.7 million in 2002. The group’s operating profit was down $33.8 million, from $71.6 million in 2002 to $37.8 million in 2003. Operating profit as a percent of revenue declined from 14.7% in 2002 to 8.0% in 2003.

The decline in the Drilling Equipment Group operating profit reflects in part the softening market for capital drilling equipment in 2003 and into 2004, as well as adverse movements in the Company’s mix of drilling equipment unit sales (rig floor equipment and handling tools declined, while pressure control equipment sales increased). As a result of its lowered outlook for rig equipment sales, particularly in the offshore rig construction market, the Company has undertaken a significant restructuring of its Drilling Equipment Group. Plans to reduce its technical and administrative workforce by approximately 200 employees are underway, and should be completed by the end of the second quarter 2004. The Company is consolidating certain sales, engineering and administrative functions of the Drilling Equipment Group from California into Houston, and is moving certain manufacturing operations between its plants to improve efficiency. The Company expects to save approximately $20 million annually in Drilling Equipment Group overhead expenses, and expects to recognize severance, relocation, and facility consolidation charges in the range of $5 million to $10 million related to these measures during the first half of 2004.

The significant decline in Drilling Equipment Group operating profit was also caused by charges taken by its rig fabrication division, MIL. In 2003, MIL recognized $9.4 million in anticipated losses on a turnkey contract to construct a $31 million land drilling rig for the Middle East, and other operating losses of $5.8 million. The $9.4 million loss on the contract was due to (1) the structural complexity of the rig, which required substantially more material, fabrication, engineering and design work than originally planned; (2) underestimation of rig up and commissioning costs; (3) delays in the project which resulted in late delivery penalties; and (4) adverse foreign currency exchange movements with the weakening of the U.S. dollar. Due to this poor financial performance, the Company has decided to exit the rig fabrication business.

Acquired in September of 2001 for $11.8 million, MIL designs, fabricates and assembles structural drilling rig components such as masts, derricks and substructures. The acquisition of MIL was intended to expand the Company’s sales of drilling equipment by packaging the equipment with rigs fabricated by MIL. However, the Company determined that its integrated packages of drilling equipment and structural rig components bore too much risk, and failed to produce a sufficient economic return, and therefore, the Company decided to exit the rig fabrication business and close the MIL facility in Great Yarmouth, England. As a consequence of this decision, the Company recognized a charge of $11.2 million related to goodwill and fixed asset impairments in the fourth quarter of 2003. The combined effect of the impairment charge and losses from operations on earnings per share was a loss of $0.22 per share. The Company expects to incur additional exit costs and operating losses in 2004 related to the winding up of the MIL business.

The MIL operation is expected to be accounted for as a discontinued operation upon its shut down in 2004. The following summarizes the operations of MIL for the years ending December 31, 2003, 2002, and 2001 (in thousands).

	2003	2002	2001
Revenue	$11,986	$12,698	$6,014

Operating income (loss)	$(26,055)	$(2,109)	$157

Net income (loss) from MIL operations	$(21,589)	$(1,476)	$110

Results of Operations

Year Ended December 31, 2003 vs Year Ended December 31, 2002

Revenue.    The Company’s total revenue was $1,449.6 million in 2003, an increase of $114.5 million (8.6%) over 2002 revenue of $1,335.1 million. The increase was due mainly to the acquisition of ICO’s oilfield services business in September 2002 and increases in the Company’s services business due to the increase in rig activity discussed above. The Company’s Tubular Services business increased $99.9 million (28.1%) and Drilling Services business increased $14.0 million (5.0%) in 2003 compared to 2002. In addition, the Company’s Coiled Tubing and Wireline business was also positively impacted by the increase in activity as revenue increased $13.1 million (6.1%) in 2003 compared to 2002. These results were offset to some extent by a decrease in Drilling Equipment Group revenue of $12.5 million (2.6%) in 2003 compared to 2002, which was primarily related to a decline in the sale of drilling units.

The following table summarizes the Company’s revenue by operating segment in 2003 and 2002 (in thousands):

	2003	2002	Variance
			$	%
Drilling Equipment Group	$474,173	$486,695	$(12,522)	(2.6%	)
Tubular Services	455,898	355,966	99,932	28.1%
Drilling Services	292,663	278,617	14,046	5.0%
Coiled Tubing & Wireline Products	226,873	213,786	13,087	6.1%

Total Revenue	$1,449,607	$1,335,064	$114,543	8.6%

Revenue from the Company’s Drilling Equipment Group in 2003 was $474.2 million, a decrease of $12.5 million (2.6%) compared to 2002. The decrease was due to declines in shipments of capital equipment, including rig floor equipment, and handling tools of $48.0 million. The Company shipped 56 top drives in 2003 compared to 75 top drives shipped in 2002. These declines were offset by increases in capital equipment sales of pressure control equipment of $19.0 million and increases in aftermarket revenue including spares, service, repair and rental of $17.2 million. New orders for 2003 were $382.6 million compared to $453.3 million for the same period of 2002, while backlog at December 31, 2003 was $126.5 million compared to $218.1 million at December 31, 2002. The decline in orders and backlog was reflective of fewer new rig construction projects and reduced capital investment in rig upgrades and refurbishments by drilling contractors in 2003 compared to 2002. In accordance with industry practice, orders and commitments generally are cancelable by customers at any time.

Revenue from the Company’s Tubular Services was $455.9 million in 2003, an increase of $99.9 million (28.1%) over 2002 results. Acquisitions for 2003 and 2002 resulted in an estimated incremental increase in revenue of approximately $79.8 million in 2003 compared to 2002. The largest acquisition was ICO’s oilfield services business on September 6, 2002. Excluding the impact from these acquisitions, Tubular Services revenue would have increased $21.0 million (5.9%) in 2003 compared to the prior year. The increase in U.S., Canada, and Worldwide oilfield activity resulted in greater non-acquisition revenue from the Company’s Inspection, Coating, and Fiberglass operations in 2003. These increases were slightly offset by lower capital sales from the Company’s Mill equipment sales operations and lower revenue from Pipeline services.

Revenue from the Company’s Drilling Services was $292.7 million in 2003, an increase of $14.0 million (5.0%) compared to 2002 results. The increase was primarily driven by greater revenue from the Company’s U.S. and Canadian Instrumentation and Solid Control businesses, which increased a combined $24.9 million in 2003 compared to 2002. The U.S. and Canadian rig activity was up 24.2% and 39.8%, respectively, in 2003 compared to 2002. These increases were partially offset by lower revenue from the Company’s Solids Control and Instrumentation capital equipment sales divisions, and lower revenue from Venezuela operations which was a result of economic and political troubles in that country.

Coiled Tubing and Wireline Products revenue was $226.9 million in 2003, an increase of $13.1 million (6.1%) in 2003 compared to 2002. The increase was primarily due to greater revenue from Company’s Quality Tubing operations, which were up $9.2 million in 2003 as a result of the increased oilfield activity discussed above. In addition, the Company’s Coiled Tubing and Wireline business was up $3.9 million in revenue also benefiting from increased activity. Coiled Tubing and Wireline Products backlog at December 31, 2003 was $37.0 million, a decline of $12.1 million (24.6%) compared to December 31, 2002.

Gross Profit.    Gross profit was $393.5 million (27.1% of revenue) in 2003 compared to $383.0 million (28.7% of revenue) in 2002. The increase in gross profit dollars was due to the $114.5 million (8.6%) increase in revenue. The decrease in gross profit percent was due to lower margins in the Drilling Equipment Group discussed above and operating losses related to the MIL operations.

Selling, General, and Administrative Costs.    Selling, general, and administrative costs were $180.8 million in 2003, an increase of $17.5 million (10.7%) over 2002 costs of $163.4 million. The increase was due primarily to the acquisitions in 2003 and 2002. In addition, the Company’s insurance costs, legal expenses, and fringe benefit costs were also greater in 2003 than 2002. As a percent of revenue, selling, general, and administrative costs were 12.5% of revenue in 2003 compared to 12.2 % of revenue in 2002.

Research and Engineering Costs.    Research and engineering costs were $61.5 million in 2003, an increase of $4.4 million (7.8%) compared to 2002 results. The increase was spread out between all four major operating segments and was primarily related to new product development and integration, and acquisitions completed in 2003 and 2002.

Merger, Transaction, Impairment and Litigation Costs.    Merger, transaction, impairment, and litigation costs were $11.2 million and $6.5 million for December 31, 2003 and 2002, respectively. The impairment charge of $11.2 million was related to goodwill and fixed asset impairments associated with the MIL operations in the fourth quarter 2003. The 2002 costs consisted of two components; $3.7 million of transaction costs associated with the acquisition of substantially all of the oilfield services business of ICO (see Note 3 of Notes to Consolidated Financial Statements) and $2.8 million of severance costs.

Operating Profit.    Operating profit was $140.0 million for 2003 compared to $156.1 million for 2002. Excluding merger, transaction, impairment and litigation costs, operating profit was $151.2 million (10.4% of revenue) for 2003 compared to $162.6 million (12.2% of revenue) for 2002. The 2003 operating profit included losses from the MIL operations (excluding impairment charges) of $14.9 million. Excluding MIL operations, operating profit was $166.1 million, or 11.6% of revenue in 2003. The decline in operating profit percent in 2003 compared to 2002 was due to weak margins in the Drilling Equipment Group discussed above. Operating profit percents in Drilling Services and Coiled Tubing and Wireline both improved in 2003, while Tubular Services was approximately flat as compared to 2002.

Interest Expense.    Interest expense was $30.2 million in 2003 compared to $25.6 million in 2002. The increase in interest expense was due to greater average outstanding debt balances as a result of the $150.0 million Senior Notes issued in November 2002.

Other Expense (Income).    Other expense includes interest income, foreign exchange losses and gains, and other expense (income). Net other expense was $2.2 million in 2003 compared to $7.7 million in 2002. The improvement in other expense in 2003 was primarily due to $5.2 million in foreign exchange losses in 2002 compared to a $1.1 million gain in 2003. The 2002 losses occurred in the third quarter of 2002 due mostly to foreign exchange losses in Venezuela, the second quarter of 2002 due mostly to the weakening of the U.S. dollar against the euro dollar and UK pound sterling, and the first quarter 2002 due mostly to foreign exchange losses in Argentina as a result of the devaluation of the Argentine peso in the first quarter of 2002.

Provision for Income Taxes.    The Company recorded a tax provision of $40.3 million (37.5% of pre-tax income) and $43.0 million (35% of pre-tax income) for the years ended December 31, 2003 and 2002,

respectively. The 2003 tax provision was higher than the domestic tax rate of 35% due to deductions not allowed under domestic and foreign jurisdictions related to the asset impairment charge on its investment in its drilling rig fabrication business, and to foreign earnings subject to tax rates differing from domestic rates. The Company partially offset these increases by the benefit from its utilization of the extraterritorial income provisions, increased research and development credits and the resolution of a prior year tax audit.

The European Union has put into place a process to begin imposing sanctions on U.S. exports effective March 1, 2004, if Congress does not repeal the extraterritorial tax regime (“ETI”). There are proposals before the U.S. Senate and U.S. House of Representatives, but no resolution has been determined as of February 2004. The Company has utilized the ETI regime in prior years in reducing its U.S. tax attributable to its export sales. The repeal of the ETI regime would have an adverse impact on the net income in the range of $0.2 million to $2.5 million on the projected 2004 export sales by the Company. It is not determinable the impact of the export sanctions would have on the Company’s operating profit.

Net Income.    Net income was $67.2 million and $79.8 million for 2003 and 2002, respectively. The decrease in net income was due to the factors discussed above.

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

The following table summarizes the Company’s revenue by operating segment in 2002 and 2001 (in thousands):

	2002	2001	Variance
			$	%
Drilling Equipment Group	$486,695	$395,550	$91,145	23.0%
Tubular Services	355,966	352,624	3,342	0.9%
Drilling Services	278,617	314,272	(35,655)	(11.3%)
Coiled Tubing & Wireline Products	213,786	205,363	8,423	4.1%

Total Revenue	$1,335,064	$1,267,809	$67,255	5.3%

Revenue from the Company’s Drilling Equipment Group in 2002 was $486.7 million, an increase of $91.1 million (23.0%) compared to 2001. The increase was due to the shipment of several major rig projects totaling $99.5 million in 2002 compared to $44.6 million for major projects in 2001. Due to these major projects and to the shipment of other units, the Company shipped a record number of 75 top drives in 2002 compared to 59 top drives in 2001. In addition, 2002 revenue was up approximately $9.2 million due to the Company’s September 2001 acquisition of Morinoak International Limited Group (MIL), a manufacturer of derricks, substructures and other structural drilling rig components. New orders for 2002 were $453.3 million compared to $545.9 million for the same period of 2001, while backlog at December 31, 2002 was $218.1 million compared to $251.5 million at December 31, 2001. The decline in orders and backlog was reflective of the lower market activity in 2002 compared to 2001. In accordance with industry practice, orders and commitments generally are cancelable by customers at any time.

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

Research and Engineering Costs.    Research and engineering costs were $57.1 million in 2002, an increase of $10.4 million (22%) compared to 2001 results. The increase was primarily due to greater costs in the Drilling Equipment Group and the acquisitions completed in 2002 and 2001.

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

Financial Condition and Liquidity

At December 31, 2003, the Company had cash and cash equivalents of $85.7 million, and total debt of $456.9 million. At December 31, 2002 cash and cash equivalents were $106.0 million, and total debt was $467.9 million. The Company’s outstanding debt at December 31, 2003 consisted of $201.2 million of 7¼% Senior Notes due 2011, $149.3 million of 5½% Senior Notes due 2012, $95.3 million of 7½% Senior Notes due 2008, and other debt of $11.1 million.

For the fiscal year ended December 31, 2003, cash provided by operating activities was $100.8 million compared to $101.8 million for 2002. Cash was provided by operations primarily through net income of $67.2 million plus non-cash charges of $97.0 million. In addition, cash was provided by an increase in accounts payable and accrued liabilities of $12.6 million. The increase in accounts payable and accrued liabilities was due to an increase in insurance accruals, employee benefit accruals, and acquisition related accruals. These items were offset by an increase in inventory of $64.2 million, and an increase in accounts receivable of $10.8 million. The increase in inventory was related primarily to the construction of a land drilling rig for a customer, as well as an increase in Drilling Equipment and Coiled Tubing & Wireline inventory. The increase in accounts receivable was due to an increase in days sales outstanding, which was up from 83.9 days outstanding at December 31, 2002 to 87.3 days outstanding at December 31, 2003.

For the fiscal year ended December 31, 2003, cash used for investing activities was $106.6 million compared to $202.3 for the same period of 2002. The Company used approximately $39.0 million of cash for 13 acquisitions during 2003 and cash paid in 2003 for 2002 acquisitions. See Note 3 of Notes to the Consolidated Financial Statements. Capital spending of $67.1 million was primarily related to rental equipment for the Company’s Solids Control operations and Top Drive businesses, Tubular Services ultrasonic inspection equipment, and $12.9 million of purchased facilities and equipment previously leased.

For the fiscal year ended December 31, 2003, the Company used $15.2 million of cash for financing activities. Cash was used for net payments on outstanding debt of $8.5 million and the purchase of treasury stock of $15.0 million. This use of cash was offset to some degree with proceeds from the sale of stock of $8.4 million.

On January 30, 2002 the Company entered into a credit agreement with a syndicate of banks that provided up to $125.0 million of funds under a revolving credit facility and $5 million under a bilateral letter of credit facility with a separate bank. The agreement was amended on September 5, 2002 with the available revolving funds increased to $150.0 million. The facility expires on January 30, 2005. The facility is secured by guarantees of material U.S. subsidiaries. The interest rate on the borrowed portion of the revolver is based on the Company’s rating by S&P and Moody’s, which at the time of the agreement resulted in an interest rate of Libor + 0.625% or the prime rate. Commitment fees range from 0.1% to 0.25% depending on the Company rating. At December 31, 2003, there were $139.1 million of funds available under the revolving credit facility and $2.5 million of funds available under the bilateral letter of credit facility, with $10.9 million and $2.5 million being used for letters of credit, respectively. The Company also has $17.0 million of additional outstanding letters of credit at December 31, 2003 that is not secured by the Company’s senior credit facility.

The Company believes that its December 31, 2003 cash and cash equivalents, its outstanding credit facility, and cash flow from operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

A summary of the Company’s outstanding contractual obligations at December 31, 2003 is as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 years	After 5 years
Total Debt	$456,918	$6,447	$4,680	$95,299	$350,492
Operating Leases	91,160	23,504	29,846	14,054	23,756

Total contractual obligations	$548,078	$29,951	$34,526	$109,353	$374,248

Standby Letters of Credit	$30,364	$25,851	$4,513	$—	$—

As of December 31, 2003, the Company has outstanding non-cancelable purchase order commitments of approximately $6.3 million related to special order raw materials due in 2004. Purchase order commitments subsequent to 2004 are less than $0.5 million on an annual basis. The Company’s projected post-retirement cash payments are expected to approximate $1.5 million to $2.0 million annually for the next five years.

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

Accruals for warranty claims are provided based on historical experience at the time of sale. Most product warranties cover periods from one to three years. Our accruals for warranty claims are affected by the size of our installed base of products currently under warranty, as well as new products delivered to the market. If actual experience proves different from historical estimates, changes to the Company’s provision rates may be required.

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

A significant element in determining the Company’s expense in accordance with SFAS No. 87 and SFAS No. 106 is the discount rate. The discount rate is an estimate of the current interest rate at which the pension and postretirement liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the pension and postretirement benefit obligation. Changes in the discount rates over the past three years have not materially affected pension expense and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred in accordance with SFAS No. 87 and SFAS No. 106. The Company’s discount rates ranged from 6.5% to 6.75% at December 31, 2003 and 2002. For 2004, the Company does not expect any changes in its discount rates.

Additionally, the health care cost trend rate can have a significant effect on the Company’s expense for the Retiree Medical plan as reported in accordance with SFAS No. 106. The Company, in conjunction with its actuary reviews external data and its own historical trends for health care costs to determine the health care cost trend rates. The assumed health care cost trend rate for 2003 is 10% and is assumed to decrease gradually to 5% for 2008 and remain at that level thereafter. An increase of the health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 2003 by $670,721 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2003 by $45,000.

Pension and postretirement benefit expense for these plans was $3.6 million, $2.7 million, and $1.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. Cash payments for these plans were $1.7 million, $0.9 million, and $1.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) which addresses financial accounting and reporting costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previously, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement were effective for exit or disposal activities that were initiated after December 31, 2002.

In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued. FIN 46 requires the consolidation of each variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The FASB has delayed the implementation date of FIN 46 to the first interim period ending after March 15, 2004. The Company does not believe the adoption of FIN 46 will have a material effect on the Company’s financial statements.

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company expects that this legislation will eventually reduce some of the costs for the Company’s Retiree Medical Plan. The Company is awaiting guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. Because of the various uncertainties related to the Company’s response to this legislation and the appropriate accounting methodology for this event, the Company elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral is permitted under FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

Other

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

The willingness of oil and gas operators to make capital expenditures for the exploration and production of oil and natural gas will continue to be influenced by numerous factors over which the Company has no control, including the prevailing and expected market prices for oil and natural gas. Such prices are impacted by, among other factors, the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to maintain price stability through voluntary production limits, the level of production of non-OPEC countries, worldwide demand for oil and gas, general economic and political conditions, costs of exploration and production, availability of new leases and concessions, and governmental regulations regarding, among other things, environmental protection, taxation, price controls and product allocations. In addition, political tensions in the Middle East may have an impact on market prices for oil and natural gas. No assurance can be given as to the level of future oil and gas industry activity or demand for the Company’s services and products.

The Company’s foreign operations, which include significant operations in Canada, Europe, Africa, the Far East, the Middle East and Latin America, are subject to the risks normally associated with conducting business in foreign countries, including foreign exchange fluctuations, and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationship between the Company and such government-owned petroleum companies. There can be no assurances that such problems will not be material in the future.

The Company’s solids control, inspection and coating services routinely involve the handling of waste materials, some of which may be considered to be hazardous wastes. The Company is subject to numerous local, state and federal laws and regulations concerning the containment and disposal of materials, pursuant to which the Company has been required to incur compliance and clean-up costs, which were not substantial in 2003, 2002, and 2001. Compliance with environmental laws and regulations due to currently unknown circumstances or developments, however, could result in substantial costs and have a material adverse effect on the Company’s results of operations and financial condition.

A significant portion of the Company’s recent growth in revenues and profitability has been the result of its acquisition program. The Company’s future operating results will be impacted by the Company’s ability to identify additional attractive acquisition opportunities, consummate such acquisitions on favorable terms and successfully integrate the operations of the acquired businesses with those of the Company.

Many of the Company’s oilfield markets for equipment, products and services are predominately priced in U.S. dollars, although some portion may be in local currencies. The Company conducts manufacturing and service operations through foreign locations, and, as a result, has significant costs denominated in local currencies that often exceed the mix of local currency revenue. Consequently, the recent weakening of the U.S. dollar against the Euro, the British Pound and other currencies has resulted in higher costs of sales and services for some of the Company’s business in England, the EEC and other areas, when these costs are converted to U.S. dollars. This is partially but not completely offset by higher foreign currency revenue, when converted to U.S. dollars. Overall, the weakening of the U.S. dollar reduced the Company’s operating profits and margins. This effect on consolidated operating income is offset somewhat by the Company’s position in Canada, where a portion of its costs are in U.S. dollars, but nearly all of its revenues are in Canadian dollars. As a result, the Company’s Canadian operations have benefited from the weakening U.S. dollar. The net impact of the weaker U.S. dollar compared to foreign currencies where the Company operates (including the EURO, British Pound, Norwegian Kroner, Canadian dollar and Singapore dollar) is expected to adversely impact operating profit in the range of $5.0 million to $10.0 million in 2004 compared to 2003 based on current exchange rates. Further adverse foreign currency exchange rate movements could result in additional operating profit declines.

ITEM 7A.    QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company conducts operations in various countries around the world and is exposed to market risk from changes in interest rates and changes in foreign currency rates. The Company does not believe that it has a material exposure to market risk. The Company does not enter into interest rate or foreign currency transactions for speculative purposes.

Interest Rates

The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. At December 31, 2003, the Company had $456.9 million of outstanding debt. Fixed rate debt included $150.0 million of the 2012 Notes at a fixed interest rate of 5.5%, $200.0 million of the 2011 Notes at a fixed interest rate of 7.25% and $100.0 million of the 2008 Notes at a fixed interest rate of 7.5%.

As of December 31, 2003, the Company had three interest rate swap agreements with an aggregate notional amount of $100.0 million associated with the Company’s 2008 Notes. Under this agreement, the Company receives interest at a fixed rate of 7.5% and pays interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. An increase in outside market interest rates of 1% would result in a $1.0 million increase to the Company’s annual interest expense.

Foreign Currency Exchange Rates

With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, the Company may enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at December 31, 2003.

The Company has market risk sensitive instruments denominated in foreign currencies totaling $23.7 million as of December 31, 2003, excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of foreign currency exchange rates would affect net income by approximately $1.5 million.

Because the Company operates in virtually every oil and gas exploration and production region in the world, it conducts a portion of its business in currencies other than the U.S. dollar. The functional currency for some of the Company’s international operations is the applicable local currency. Although some of the Company’s international revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. During the years ended December 31, 2003, 2002 and 2001, the Company reported foreign currency gains (losses) of $1.1 million, ($5.2 million) and $71,000, respectively. The gains and losses were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency.

Assets and liabilities of our foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the common stockholders’ equity section of the Company’s balance sheet. The Company recorded currency translation gains (losses) of $12.4 million, ($0.8 million) and ($2.1 million) for the years ended December 31, 2003, 2002 and 2001 related to these translations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and subsidiaries required to be included in this Item 8 are set forth in Item 15 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The registrant has adopted a code of business conduct and ethics that applies to all officers and employees of the registrant and its subsidiaries. The code of business conduct and ethics can be found on the registrant’s website located at http://www.varco.com. Any amendment to or waiver from the code of business conduct and ethics that applies to executive officers will be disclosed to the public.

The remaining information required by this Item is incorporated by reference to the registrant’s definitive proxy statement for its 2004 Annual Meeting to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Varco Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Varco Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Varco Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Varco Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Varco Proxy Statement.

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

     (3)  The list of exhibits contained in the Index to Exhibits are filed as part of this Report—Page 50.

(b)  Reports on Form 8-K

On October 30, 2003, the Company filed a Form 8-K current report for the results of operations for the quarter ended September 30, 2003.

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

4.5

Indenture, dated as of February 25, 1998, between the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $100,000,000 aggregate principal amount of 7.5% Senior Notes due 2008; Specimen Certificate of 7.5% Senior Notes due 2008 (private notes); and Specimen Certificate at 7.5% Senior Notes due 2008 (public notes).

(Note 5)

4.6

Indenture, dated as of May 1, 2001, among the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $200,000,000 aggregate principal amount of 7.25% Senior Notes due 2011; Specimen Certificate of 7.25% Senior Notes due 2011 (private notes); and Specimen Certificate of 7.25% Senior Notes due 2011 (public notes).

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

(Note 8)

10.2*	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)	(Note 23)

10.3*	2003 Equity Participation Plan of Varco International, Inc.	(Note 24)

10.3.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 22)

10.4*

Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.

(Note 9)

Exhibit No.	Description	Note No.

10.5*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 10)

10.6*	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)	(Note 23)

10.7	Lease dated March 7, 1975, as amended	(Note 11)

10.7.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8	(Note 14)

10.7.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 15)

10.8	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 16)

10.8.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.9	(Note 15)

10.9*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 17)

10.9.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 18)

10.10*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 15)

10.10.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 19)

10.11*	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)	(Note 23)

10.12	Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial Leasing, Inc.	(Note 20)

10.13*	Form of Executive Agreement of certain members of senior management	(Note 21)

10.13.1*	Form of First Amendment to Executive Agreements	(Note 21)

10.14*	Executive Agreement of John F. Lauletta	(Note 21)

10.15*	Executive Agreement of Joseph C. Winkler	(Note 21)

10.16*	Agreement with George Boyadjieff dated November 29, 2002	(Note 23)

10.17*	Form of Indemnity Agreement	(Note 21)

12	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries

23	Consent of Ernst & Young LLP

31.1	Rule 13a/15d-15(e)Certification of Chief Executive Officer

31.2	Rule 13a 15d-15(e) Certification of Chief Financial Officer

32.1(+)	Section 1350 Certification of Chief Executive Officer

32.2(+)	Section 1350 Certification of Chief Financial Officer

For purposes of this list of exhibits and the notes below, the term “Company” refers to the registrant, Varco International, Inc., a Delaware corporation formerly known as Tuboscope Inc., and the term “Varco” refers to Varco International, Inc., a California corporation which merged with and into the registrant on May 30, 2000.

(*)	Management contract, compensation plan or arrangement.
(+)	In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

Table of Contents

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 9, 2001.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525), filed on October 24, 1991.

Note 3	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 16, 1996.

Note 4	Incorporated by reference to the Company’s Current Report on 8-K, filed on March 20, 1997.

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115), filed on April 27, 1998.

Note 6	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-64226), filed on June 29, 2001.

Note 7	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-102162), filed on December 23, 2002.

Note 8	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 11, 2002.

Note 9	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150), filed on November 24, 1993.

Note 10	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072), filed on November 23, 1993.

Note 11	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981, filed on March 18, 1982.

Note 12	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, filed on March 29, 1983.

Note 13	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984, filed on March 29, 1985.

Note 14	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985, filed on July 30, 1985.

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

Note 16	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on March 30, 1989.

Note 17	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681, filed on February 12, 1997.

Note 18	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

Note 19	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 26, 1998.

Note 20	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 21, 1996.

Note 21	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582), filed on April 12, 2000.

Note 22	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 8, 2002.

Note 23	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003.

Note 24	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2003, filed on May 20, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARCO INTERNATIONAL, INC.

Dated: March 4, 2004	By:	/s/ JOHN F. LAULETTA
John F. Lauletta Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE I. BOYADJIEFF George I. Boyadjieff	Director, Retired Chairman of the Board	March 4, 2004

/s/ JOHN F. LAULETTA John F. Lauletta	Director, Chairman of the Board and Chief Executive Officer	March 4, 2004

/s/ JOSEPH C. WINKLER Joseph C. Winkler	President and Chief Operating Officer	March 4, 2004

/s/ CLAY C. WILLIAMS Clay C. Williams	Vice President and Chief Financial Officer	March 4, 2004

/s/ ROBERT W. BLANCHARD Robert W. Blanchard	Principal Accounting Officer	March 4, 2004

/s/ GEORGE S. DOTSON George S. Dotson	Director	March 4, 2004

/s/ RICHARD A. KERTSON Richard A. Kertson	Director	March 4, 2004

/s/ ERIC L. MATTSON Eric L. Mattson	Director	March 4, 2004

/s/ L. E. SIMMONS L. E. Simmons	Director	March 4, 2004

/s/ JEFFERY A. SMISEK Jeffery A. Smisek	Director	March 4, 2004

/s/ DOUGLAS E. SWANSON Douglas E. Swanson	Director	March 4, 2004

Signature	Title	Date

/s/ EUGENE R. WHITE Eugene R. White	Director	March 4, 2004

/s/ JAMES D. WOODS James D. Woods	Director	March 4, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Varco International, Inc.

We have audited the accompanying consolidated balance sheets of Varco International, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Varco International, Inc. at December 31, 2003 and 2002, and the consolidated results of its income and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/s/    ERNST & YOUNG LLP

Houston, Texas

February 2, 2004

VARCO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$85,748	$105,997
Accounts receivable, net	331,665	323,456
Inventory, net	339,317	279,958
Deferred tax assets	16,897	15,727
Prepaid expenses and other	23,798	22,840

Total current assets	797,425	747,978

Property and equipment, net	489,031	450,131
Identified intangibles, net	31,493	32,918
Goodwill, net	433,916	418,659
Other assets, net	12,474	11,374

Total assets	$1,764,339	$1,661,060

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98,389	$90,604
Accrued liabilities	125,701	111,430
Income taxes payable	7,842	9,252
Current portion of long-term debt and short-term borrowings	6,447	7,045

Total current liabilities	238,379	218,331
Long-term debt	450,471	460,883
Pension liabilities and post-retirement obligations	29,514	24,899
Deferred taxes payable	46,221	35,252
Other liabilities	5,512	1,413

Total liabilities	770,097	740,778

Commitments and contingencies (Note 11)
Common stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 99,150,487 shares issued and 96,908,207 shares outstanding at December 31, 2003 (98,416,012 shares issued and 96,991,312 shares outstanding at December 31, 2002)	992	984
Paid in capital	535,244	525,782
Retained earnings	494,598	427,355
Accumulated other comprehensive loss	(6,243)	(18,509)
Less: treasury stock at cost (2,242,280 and 1,424,700 shares at December 31, 2003 and 2002, respectively)	(30,349)	(15,330)

Total common stockholders’ equity	994,242	920,282

Total liabilities and equity	$1,764,339	$1,661,060

See accompanying notes.

VARCO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Revenue:
Sales	$788,567	$810,749	$751,284
Services and rentals	661,040	524,315	516,525

Total	1,449,607	1,335,064	1,267,809

Cost and expenses:
Cost of sales	467,361	499,960	488,558
Cost of services and rentals	588,750	452,097	395,257
Amortization of goodwill	—	—	10,457
Selling, general and administrative	180,840	163,383	152,276
Research and engineering costs	61,506	57,072	46,635
Merger, transaction, impairment, and litigation costs	11,169	6,487	16,500

Total	1,309,626	1,178,999	1,109,683

Operating profit	139,981	156,065	158,126

Other expense (income):
Interest expense	30,168	25,608	21,776
Interest income	(1,393)	(860)	(2,145)
Foreign exchange loss (gain)	(1,062)	5,201	(71)
Other	4,698	3,337	6,471

Income before income taxes	107,570	122,779	132,095
Provision for income taxes	40,327	42,972	49,127

Net income	$67,243	$79,807	$82,968

Earnings per common share:
Basic earnings per common share	$0.69	$0.83	$0.87

Dilutive earnings per common share	$0.68	$0.82	$0.86

Weighted average number of common shares outstanding:
Basic	97,299	96,629	95,733

Dilutive	98,165	97,431	96,675

See accompanying notes.

VARCO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Shares Outstanding	Common Stock $.01 Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Common Stockholders’ Equity
	(in thousands)
Balance at December 31, 2000	94,821	$962	$498,692	$264,580	$(16,921)	$(15,330)	$731,983

2001 Comprehensive income:
Net income	—	—	—	82,968	—	—	82,968
Foreign currency translation adjustment	—	—	—	—	(2,094)	—	(2,094)

2001 Comprehensive income	—	—	—	82,968	(2,094)	—	80,874
Common stock issued	1,101	11	10,806	—	—	—	10,817
Common stock issued in exchange for convertible debt	56	1	833	—	—	—	834
Tax benefit of options exercised	—	—	3,806	-—	—	—	3,806

Balance at December 31, 2001	95,978	974	514,137	347,548	(19,015)	(15,330)	828,314

2002 Comprehensive income:
Net income	—	—	—	79,807	—	—	79,807
Foreign currency translation adjustment	—	—	—	—	(840)	—	(840)
Gain from interest rate contract	—	-—	—	—	1,346	-—	1,346

2002 Comprehensive income	—	—	—	79,807	506	—	80,313
Common stock issued	1,002	10	9,533	—	—	—	9,543
Common stock issued in exchange for convertible debt	11	—	167	—	—	-—	167
Tax benefit of options exercised	—	-—	1,945	-—	—	—	1,945

Balance at December 31, 2002	96,991	$984	$525,782	$427,355	$(18,509)	$(15,330)	$920,282

2003 Comprehensive income:
Net income	—	—	—	67,243	—	—	67,243
Foreign currency translation adjustment	—	—	—	—	12,411	—	12,411
Loss from interest rate contract	—	—	—	—	(145)	—	(145)

2003 Comprehensive income	—	—	—	67,243	12,266	—	79,509
Common stock issued	735	8	8,371	—	—	—	8,379
Tax benefit of options exercised	—	—	1,091	—	—	—	1,091
Treasury stock purchased	(818)	—	—	—	—	(15,019)	(15,019)

Balance at December 31, 2003	96,908	$992	$535,244	$494,598	$(6,243)	$(30,349)	$994,242

See accompanying notes.

VARCO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$67,243	$79,807	$82,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,199	59,246	67,900
Non-cash write-offs	11,169	—	1,986
Provision for losses on accounts receivable	3,369	2,894	6,326
Provision for losses on inventory	7,405	7,702	9,507
Provision (benefit) for deferred taxes	8,980	7,219	(8,146)
Other non-cash charges	(955)	(607)	408
Changes in current assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,845)	35,358	(51,872)
Inventory	(64,180)	(54,032)	(60,914)
Prepaid expenses and other assets	236	3,150	(9,520)
Accounts payable, accrued liabilities and other	12,608	(22,984)	19,954
Income taxes payable	(1,466)	(15,970)	25,398

Net cash provided by operating activities	100,763	101,783	83,995

Cash flows used for investing activities:
Capital expenditures	(67,092)	(49,377)	(65,834)
Business acquisitions, net of cash acquired	(38,951)	(152,363)	(145,953)
Other	(548)	(593)	661

Net cash used for investing activities	(106,591)	(202,333)	(211,126)

Cash flows provided by (used for) financing activities:
Borrowings under financing agreements, net	2,302	239,388	302,600
Principal payments under financing agreements	(10,818)	(100,168)	(137,832)
Debt issue costs	—	(1,732)	(1,782)
Proceeds from interest rate contract	—	1,346	—
Proceeds from sale of common stock, net	8,379	9,543	10,132
Purchase of treasury stock	(15,019)	—	—

Net cash provided by (used for) financing activities	(15,156)	148,377	173,118

Effect of exchange rate changes on cash	735	671	(664)
Net increase (decrease) in cash and cash equivalents	(20,249)	48,498	45,323
Cash and cash equivalents:
Beginning of period	105,997	57,499	12,176

End of period	$85,748	$105,997	$57,499

Supplemental disclosure of cash information:
Cash paid during the year for:
Interest	$31,632	$24,826	$19,350

Taxes	$32,811	$52,753	$31,740

See accompanying notes.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Nature of Business and Risk Factors

The Company provides highly engineered drilling and well-servicing equipment, products and services to the world’s oil and gas industry. The Company operates in four principal business segments: Drilling Equipment Group, Tubular Services, Drilling Services and Coiled Tubing and Wireline Products. A more detailed description of products and services is provided in Note 12 Business Segments and Foreign Operations.

The Company’s overall results depend largely on the level of worldwide oil drilling and production activity, the prices of oil and gas, the level of capital investments by other oilfield service firms, and worldwide oil and gas inventory levels. Demand for the Company’s Drilling Equipment Group is largely dependent on the level of drilling activity and on capital investment by drilling contractors. Demand for the Company’s Tubular Services is based on the relatively low cost of its services compared to the costs to a customer of a failure or interruption in service. Demand for the Company’s Drilling Services is due to the reduction of drilling costs in land and offshore drilling operations, and its ability to help minimize the environmental impact of drilling operations. Demand for the Company’s Coiled Tubing & Wireline equipment is due to the economic benefits Coiled Tubing equipment provides in oil and gas workover operations versus conventional techniques, including reduced service time, and the continuous production of the well.

The Company operates in over 40 countries around the world. Its revenues are geographically located in North America (57%), Latin America (10%), Europe, Africa, and the Middle East (24%), and the Far East (9%). As a result of its international presence, the Company’s operations are subject to the risks normally associated with conducting businesses in foreign countries, including foreign exchange fluctuations and uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without compensation. In addition, the Company has significant customer concentrations in the Middle East, Latin America and the Far East whose spending can be volatile based on oil price changes, the political environment and delays in the government budget. Adverse changes in individual circumstances can have a significant negative impact on the financial performance of the Company.

2.    Summary of Significant Accounting Policies

Revenue Recognition

The Company’s products and services are sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. The Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectibility is reasonably assured and the product has been delivered. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. The amounts billed for shipping and handling cost are included in revenue and related costs are included in costs of sales.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company enters into transactions that include multiple-element arrangements, which may include any combination of equipment products, services, hardware, and software. When some elements are delivered prior to others in an arrangement and all of the following criteria are met, revenue for the delivered element is recognized upon delivery of such item. Otherwise, revenue is deferred until the delivery of the last element.

•	Vendor-specific objective evidence (“VSOE”) of fair value of the undelivered elements.

•	The functionality of the delivered elements is not dependent on the undelivered elements.

•	Delivery of the delivered element represents the culmination of the earnings process.

VSOE is the price charged by the Company to an external customer for the same element when such element is sold separately.

Revenue from rig fabrication turnkey contracts is recognized on the completed contract method. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from that contract.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial Instruments and Concentrations of Credit Risk

The carrying amounts of financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated fair value because of the relatively short maturity of these instruments. The carrying value of debt approximated fair values as of December 31, 2003 and 2002 except for the Company’s $100,000,000 7.5% Senior Notes due 2008, $200,000,000 7.25% Senior Notes due 2011, and $150,000,000 5.5% Senior Notes due 2012. Based on information provided by a national brokerage company, the $100 million Senior Notes were valued at $107,447,000 and $111,146,000 at December 31, 2003 and 2002. The $200 million Senior Notes were valued at $227,730,000 and $211,601,000 at December 31, 2003 and 2002. The fair value of the $150,000,000 5.5% Senior Notes due 2012 were valued at $152,512,500 at December 31, 2003 and were undeterminable at December 31, 2002. The fair value of other financial instruments approximate their carrying value at December 31, 2003 and 2002.

Substantially all of the Company’s accounts receivable are due from customers in the oil and gas industry, both in the United States and internationally. The Company performs periodic credit evaluations of its customers and does not require collateral. In certain circumstances, the Company requires letters of credit to further insure credit worthiness.

Reserve for bad debts are determined on a specific identification basis when we believe that the required payment of specific amounts owed to us is not probable. Accounts receivable are net of allowances for doubtful accounts of approximately $11,172,000 and $11,558,000 at December 31, 2003 and 2002, respectively.

Inventory

Inventories are stated at the lower of cost or market. The Company determines the cost of inventories using the last-in, first-out (“LIFO”) method for certain of its Drilling Equipment Group inventory (representing 11% of

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total inventory). Reserves for inventory obsolescence are determined based on our historical usage of inventory on-hand as well as our future expectations related to our substantial installed base and the development of new products. Inventory is net of our reserve of excess and obsolete inventory of approximately $31,531,000 and $28,993,000 at December 31, 2003 and 2002, respectively.

Property and equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and generally by the accelerated or modified accelerated costs recovery systems for income tax reporting purposes. Estimated useful lives are 30 years for buildings and 5-12 years for machinery and equipment. The cost of repairs and maintenance is charged to income as incurred. Major repairs and improvements are capitalized and depreciated over the remaining useful life of the asset. The depreciation of fixed assets recorded under capital lease agreements is included in depreciation expense. Property and equipment depreciation expense was $62,469,000, 54,889,000, and $53,781,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Goodwill and Identified intangibles

All business combinations initiated after June 30, 2001 are accounted for under the purchase method of accounting. Intangible assets deemed to have indefinite lives (including goodwill) are not amortized but are subject to annual impairment tests. Accordingly, the Company did not amortize any goodwill purchased after June 30, 2001. Other intangible assets are amortized over their useful lives.

Identified intangibles with determinable lives are being amortized on a straight-line basis, over estimated useful lives between 5 and 40 years, and are presented net of accumulated amortization of approximately $34,136,000 and $30,202,000 at December 31, 2003 and 2002, respectively. Identified intangibles consist primarily of technology, patents, trademarks, license agreements, existing service contracts and covenants not to compete. Amortization expense of identified intangibles for the next five years is estimated to be $10,500,000.

Goodwill represents the excess of the purchase price over the fair market value of the net assets acquired. Prior to June 30, 2001, such excess costs were being amortized on a straight-line basis over lives ranging from 10-40 years depending on the estimated economic life. Accumulated amortization at December 31, 2003 and 2002 was approximately $55,361,000.

The effects of not amortizing goodwill and other intangible assets for the year ended December 31, 2001 follows (in thousands except per share data):

Net income as reported	$82,968
Add: Amortization of goodwill	10,457

Net income as adjusted	$93,425

Basic earnings per common share as reported	$0.87
Add: Amortization of goodwill	.11

Basic earnings per common share as adjusted	$0.98

Diluted earnings per common share as reported	$0.86
Add: Amortization of goodwill	.11

Diluted earnings per common share as adjusted	$0.97

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fourth quarter of 2003, the Company recognized a charge of $11,200,000 related to goodwill impairment ($10,100,000) and write off of fixed assets as a result of its decision to exit the rig fabrication business.

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

Environmental Liabilities

When environmental assessments or remediations are probable and the costs can be reasonably estimated, remediation liabilities are recorded on an undiscounted basis and are adjusted as further information develops or circumstances change.

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

Derivative financial instruments

The Company records all derivative financial instruments at their fair value in our consolidated balance sheet. The Company holds derivative instruments which are designated as cash flow or fair value hedges and are highly effective in offsetting movements in the underlying risks. The effective portion of the cash flow hedge is

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred in other comprehensive income and reclassified to earnings over the life of the debt as the fixed rate interest obligation affect earnings. Because the derivative financial instrument is so closely related to the underlying transaction, hedge ineffectiveness is insignificant. The fair value hedges are considered perfectly effective against changes in the fair value of debt due to changes in the benchmark interest rate over its term.

Foreign exchange rates

Revenue and expenses for foreign operations have been translated into U.S. dollars using average exchange rates and reflect currency exchange gains and losses resulting from transactions conducted in other than functional currencies.

The assets and liabilities of certain foreign subsidiaries are translated at current exchange rates and the related translation adjustments are recorded directly in stockholders’ equity. For subsidiaries where the U.S. dollar is the functional currency, certain assets are translated at historical exchange rates and all translation adjustments are reflected in the statements of income.

Stock based compensation

The Company accounts for stock option grants to employees in accordance with the intrinsic value method.

Earnings per common share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. The Company’s diluted earnings per common share is calculated by adjusting net income for after-tax interest expense on convertible debt and dividing that number by the weighted average number of common shares outstanding plus shares which would be assumed outstanding after conversion of convertible debt, vested stock options and outstanding stock warrants under the treasury stock method. The weighted average number of outstanding stock options, which were excluded from the calculation of diluted earnings per share because their impact would have been antidilutive, aggregated 197,513, 331,904, and 342,150 in 2003, 2002, and 2001, respectively.

The following table sets forth the computation of basic and dilutive earnings per share (net income in thousands):

	Years Ended December 31,
	2003	2002	2001
Numerator:
Net income	$67,243	$79,807	$82,968

Denominator:
Basic—weighted average common shares outstanding	97,299	96,629	95,733
Dilutive effect of:
Employee stock options	866	802	898
Convertible Note	—	—	44

Dilutive outstanding shares	98,165	97,431	96,675

Basic earnings per share	$0.69	$0.83	$0.87

Dilutive earnings per share	$0.68	$0.82	$0.86

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates in the preparation of financial statements

The consolidated financial statements and related notes, which have been prepared in conformity with generally accepted accounting principles, require the use of management estimates. Actual results could differ from these estimates.

Reclassification

Certain amounts in the 2001 financial statements have been reclassified to conform with current year classifications.

New Accounting Standards

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) which addresses financial accounting and reporting costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previously, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement were effective for exit or disposal activities that were initiated after December 31, 2002.

In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued. FIN 46 requires the consolidation of each variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The FASB has delayed the implementation date of FIN 46 to the first interim period ending after March 15, 2004. The Company does not believe the adoption of FIN 46 will have a material effect on the Company’s financial statements.

3.    Acquisitions

Fiscal 2003

The Company completed thirteen acquisitions and outside investments for an aggregate purchase price of $36,601,000 consisting of cash of $35,654,000 and notes and accrued payables of $947,000. The most significant acquisitions include:

•	Mud Rentals Ltd., a UK based provider of horizontal dryers.

•	Maersk Contractors Environmental Division, a UK based provider of thermal desorption units.

•	Church Oil Tools, a Texas based provider of blowout preventers, gate valves, drilling and standpipe manifolds and related accessories.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2003 acquisitions (in thousands):

Current assets	$6,654
Property, plant and equipment	13,539
Intangible assets	1,425
Goodwill	14,384
Other assets	2,326

Total assets acquired	38,328

Current liabilities	1,136
Long term debt	638

Total liabilities	1,774

Net assets acquired	$36,554

The following table summarizes goodwill additions for 2003 acquisitions by business segment (in thousands):

2003
Drilling EquipmentGroup	$2,401
Tubular Services	3,670
Drilling Services	7,850
Coiled Tubing & Wireline Products	463

Total goodwill	$14,384

Fiscal 2002

On September 6, 2002, the Company acquired substantially all of ICO Inc.’s oilfield services business for approximately $138,630,000 including cash of $136,240,000 and accrued payables of $2,390,000. The acquisition of ICO’s oilfield services business further solidified the Company’s worldwide leadership position in the oilfield inspection and coating markets. The combination of the Company’s and ICO’s business has created operating efficiencies and reduce costs through operational integration. ICO’s oilfield services business provides inspection, coating and reconditioning of drill pipe, tubing, casing and sucker rods used in oil and gas operations. Additionally, it sells and rents equipment and supplies used in the inspection of tubular goods and sucker rods. Under the purchase agreement, the Company acquired the assets of ICO’s oilfield services business in the U.S., Mexico, Southeast Asia and Europe and the stock of ICO’s Canadian operating subsidiary. The Company incurred transaction costs of approximately $3,658,000 related primarily to the write off of duplicate facilities as a result of the ICO acquisition.

The Company also completed six other acquisitions in 2002 for an aggregate purchase price of $15,036,000 including cash of $13,736,000 and notes payable of $1,300,000. These acquisitions included:

•	A & A Tubular Inspection Inc., a California provider of inspection and reclamation of oilfield tubular goods and sucker rods.

•	Environmental Rig Solutions, a Texas based provider of equipment to enhance waste management on customer well sites.

•	Marr Associates Pipeline Integrity, Ltd, a Canadian based provider of integrity and data management, direct assessment, corrosion control and stress corrosion cracking services to the Pipeline industry.

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

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of the 2001 acquisitions (in thousands):

	Quality Tubing	All Other Acquisitions	Total
Current assets	$15,377	$41,200	$56,577
Property, plant and equipment	8,049	33,494	41,543
Intangible assets	146	7,398	7,544
Goodwill	40,639	57,228	97,867

Total assets acquired	64,211	139,320	203,531

Current liabilities	7,291	32,948	40,239
Long term debt	1,107	10,711	11,818
Other liabilities	793	2,680	3,473

Total liabilities	9,191	46,339	55,530

Net assets acquired	$55,020	$92,981	$148,001

The following table summarizes goodwill additions for 2001 acquisitions by business segment (in thousands):

2001
Drilling EquipmentGroup	$10,118
Tubular Services	651
Drilling Services	11,923
Coiled Tubing & Wireline Products	75,175

Total goodwill	$97,867

Each of the acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations of each business is included in the consolidated results of operations from the date of acquisition. A summary of the acquisitions follows (in thousands):

	2003	2002	2001
Fair value of assets acquired	$40,725	$176,343	$201,483
Cash paid	(38,951)	(152,363)	(145,953)

Liabilities assumed and debt issued	$1,774	$23,980	$55,530

Excess purchase price over fair value of assets acquired	$14,384	$92,345	$97,867

Other

Cash paid in 2003, 2002, and 2001 includes $3,297,000, $2,388,000 and $536,000 for 2002, 2001, and 2000 acquisitions, respectively. In addition, there were $8,411,000 of accruals added to goodwill in 2003 related to the 2002 ICO acquisition.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if these acquisitions had occurred at the beginning of 2002. The pro forma information includes certain adjustments which give effect to interest expense on acquisition debt and other adjustments, together with related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected at the beginning of 2002.

	2003	2002
Revenue	$1,465,481	$1,441,647

Net income	$70,124	$84,736

Dilutive earnings per common share	$0.71	$0.87

4.    Inventory

At December 31, inventories consist of the following (in thousands):

	2003	2002
Raw materials	$84,206	$83,660
Work in progress	104,357	65,192
Finished goods	191,717	170,640
Inventory reserves including LIFO reserves	(40,963)	(39,534)

	$339,317	$279,958

5.    Property, plant and equipment

At December 31, property, plant, and equipment consist of the following (in thousands):

	2003	2002
Land and buildings	$197,416	$172,196
Operating equipment	424,021	379,295
Rental equipment	263,626	230,890

	885,063	782,381
Less accumulated depreciation	(396,032)	(332,250)

	$489,031	$450,131

6.    Accrued Liabilities

At December 31, accrued liabilities consist of the following (in thousands):

	2003	2002
Compensation	$40,402	$38,249
Warranty	9,045	9,368
Interest	5,932	6,439
Taxes (non income)	7,159	7,387
Insurance	15,248	11,989
Other	47,915	37,998

	$125,701	$111,430

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

The components of income before income taxes consist of the following (in thousands):

	2003	2002	2001
U.S.	$86,036	$62,373	$59,866
Foreign	21,534	60,406	72,229

	$107,570	$122,779	$132,095

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

The provision (benefit) for income taxes consists of the following at December 31 (in thousands):

	2003	2002	2001
Current provision:
U.S.	$14,782	$17,609	$27,809
Foreign	16,565	18,144	29,464

Total current provision	31,347	35,753	57,273

Deferred provision (benefit):
U.S.	11,009	3,012	(3,162)
Foreign	(2,029)	4,207	(4,984)

Total deferred provision (benefit)	8,980	7,219	(8,146)

Total provision	$40,327	$42,972	$49,127

The reconciliation of the expected to the computed tax provision (benefit) is as follows at December 31 (in thousands):

	2003	2002	2001
Tax expense at federal statutory rate	$37,650	$42,972	$46,232
Incremental effect of foreign operations	4,989	2,991	4,446
Nondeductible goodwill amortization and merger related costs	—	—	1,621
FSC/ETI benefit	(2,749)	(3,705)	(3,490)
Other, net	437	714	318

	$40,327	$42,972	$49,127

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, are as follows (in thousands):

	2003	2002
Gross deferred tax assets:
Receivables	$2,221	$2,547
Foreign net operating losses	2,139	2,228
Accrued liabilities and other reserves	1,439	3,613
Inventory reserves and intercompany profit elimination	13,079	14,524
Post retirement benefit obligation	2,698	2,428

Subtotal gross deferred tax assets	21,576	25,340
Valuation allowance	(2,477)	(1,975)

Net deferred tax assets	19,099	23,365

Gross deferred tax liabilities:
Property and equipment	38,078	35,339
Intangible assets	3,845	1,051
Reserve for unremitted foreign earnings	6,500	6,500

Gross deferred tax liabilities	48,423	42,890

Total net deferred tax liability	$29,324	$19,525

The total net deferred tax liability at December 31, 2003 is comprised of $16,897,000 of net current tax assets and $46,221,000 net noncurrent deferred tax liabilities.

The Company has undistributed earnings of foreign subsidiaries, as calculated under the laws of the jurisdiction in which the foreign subsidiary is located, of approximately $86,705,000 at December 31, 2003. If such earnings were repatriated, foreign withholding taxes of approximately $2,827,000 would result. The Company has made provision for additional taxes on the anticipated repatriation of certain earnings from its foreign subsidiaries. Undistributed earnings of its foreign subsidiaries in excess of the amount already provided are considered permanently reinvested. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the balance of such earnings were to be distributed.

At December 31, 2003 the Company has approximately $7,694,000 of foreign net operating loss carryforwards, the majority of which have a three year life. The Company has a valuation allowance of $2,749,000 against these net operating losses as the Company believes that the corresponding deferred tax asset may not be fully realizable.

The Company is currently engaged in tax audits and appeals in various tax jurisdictions. The years covered by each audit or appeal vary considerably among legal entities. Assessments, if any, are not expected to have a material adverse effect on the financial statements.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Long-term Debt

At December 31, long-term debt consists of the following (in thousands):

	2003	2002
$200,000 Senior Notes, interest at 7.25% payable semiannually, principal due on May 1, 2011	$201,198	$201,361
$100,000 Senior Notes, interest at 7.5% payable semiannually, principal due on February 15, 2008	95,299	99,263
$150,000 Senior Notes, interest at 5.5% payable semiannually, principal due on November 19, 2012	149,294	149,215
Other	11,127	18,089

Total debt	456,918	467,928
Less: Current maturities	6,447	7,045

Long-term debt	$450,471	$460,883

Principal payments of long-term debt for years subsequent to 2004 are as follows (in thousands):

2005	$2,493
2006	2,187
2007	0
2008	95,299
Thereafter	350,492

$450,471

Senior Notes

Each of the Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company (collectively “Guarantor Subsidiaries” and individually “Guarantor”). Each of the guarantees is an unsecured obligation of the Guarantor and ranks pari passu with the guarantees provided by and the obligations of such Guarantor Subsidiaries under the credit agreement and with all existing and future unsecured indebtedness of such Guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

Revolver Facility

On January 30, 2002, the Company entered into a credit agreement with a syndicate of banks that provided up to $125.0 million of funds under a revolving credit facility. The credit facility was later expanded to $150.0 million. The facility expires on January 30, 2005. The facility is secured by guarantees of the Company’s material U.S. subsidiaries. The interest rate on the borrowed portion of the revolver is based on the Company’s rating by S&P and Moody’s which at the time of the agreement resulted in an interest rate of LIBOR + 0.625% or the prime rate. Commitment fees range from 0.1% to 0.25% depending on the Company rating.

Other

Other debt includes $6,567,276 in promissory notes due to former owners of businesses acquired who remain employed by the Company.

At December 31, 2003, the Company had outstanding letters of credit of $30,363,715.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Retirement and Other Benefit Plans

During the periods reported, substantially all the Company’s U.S. employees were covered by defined contribution retirement plans. The Company also has a deferred compensation plan for its highly compensated employees to permit retirement contributions in excess of the statutory limits. Employees may voluntarily contribute up to 25% of compensation, as defined, to these plans. The participants’ contributions were matched by the Company up to a maximum of 4% of compensation. Under these plans, Company cash contributions were approximately $6,010,390, $5,094,086, and $5,014,378, in 2003, 2002, and 2001, respectively.

The Company has three major unfunded post-retirement benefit plans. These plans include the Supplemental Executive Retirement Plan (“SERP”), the Retiree Medical Plan, and the German Pension Plans. The following is information regarding each plan:

Supplemental Executive Retirement Plan

For certain executives, the Company has a supplemental defined benefits plan providing retirement and death benefits. All participants become fully vested with full service credit upon a change in control or become fully vested with 10 years of service. In 2001, the plan was amended to include current executive officers of the Company. The discount rate for this plan was 6.5% at December 31, 2003 and 2002.

Net periodic post-retirement benefit costs related to the SERP includes the following components (in thousands):

	2003	2002	2001
Service costs	$337	$192	$—
Interest costs	500	574	430
Amortization of prior service costs	183	183	—

	$1,020	$949	$430

The following table sets forth the change in benefit obligation of the Company’s SERP (in thousands):

	2003	2002
Benefit obligation at beginning of year	$9,803	$8,598
Service costs	337	192
Interest costs	500	574
Actuarial loss (gains)	(1,006)	636
Benefit paid	(274)	(197)

Benefits obligation at end of year	$9,360	$9,803

Funded status	$9,360	$9,803
Unrecognized acturial loss	307	(699)
Unrecognized prior service cost	(1,957)	(2,140)

Accrued post-retirement benefit obligation	$7,710	$6,964

Retiree Medical Plan

For certain former employees who retired prior to December 31, 1993, healthcare and life insurance benefits are provided through insurance companies. In 2001, the plan was amended to cover current executive officers of the Company upon their retirement. The assumed weighted-average annual rate of increase in the per capita cost

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of covered benefits is 10.0% for 2003 and is assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2003, by $670,721 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2003 by $45,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% at December 31, 2003 and 2002.

Net periodic postretirement benefit cost related to the retiree medical plan includes the following components (in thousands):

	2003	2002	2001
Interest cost	$801	$763	$701
Amortization of transition obligation	763	763	763
Amortization of gain	(261)	(363)	(485)

	$1,303	$1,163	$979

The following table sets forth the change in benefit obligation of the Company’s unfunded postretirement benefit plan (in thousands):

	2003	2002
Benefit obligation at beginning of year	$11,877	$11,011
Interest cost	801	763
Benefits paid	(1,024)	(429)
Actuarial loss (gain)	(3,098)	532

Benefit obligation at end of year	$8,556	$11,877

Funded status	$8,556	$11,877
Unrecognized actuarial loss	6,505	3,668
Unrecognized transition obligation	(6,854)	(7,617)

Accrued postretirement benefit obligation	$8,207	$7,928

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company expects that this legislation will eventually reduce some of the costs for the Company’s Retiree Medical Plan. The Company is awaiting guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. Because of various uncertainties related to the Company’s response to this legislation and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral is permitted under FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

German Pension Plans

The Company has two defined benefit pension plans covering substantially all full-time employees in Germany. Plan benefits are based on years of service and employee compensation for the last three years of service. The plans are unfunded and benefit payments are made directly by the Company. Pension expense includes the following components for the fiscal years ending December 31 (in thousands):

	2003	2002	2001
Service cost	$343	$263	$204
Interest cost	912	689	567
Net amortization	41	(162)	(350)

Pension expense	$1,296	$790	$421

The following table sets forth the amounts recognized in the Company’s consolidated balance sheets and reconciles the projected benefit obligation from the beginning of the year to the end of the year (in thousands):

	2003	2002
Projected benefit obligation at beginning of year	$10,199	$8,105
Service cost	343	263
Interest cost	912	689
Benefits paid	(362)	(257)
Change in discount rates	—	411
Exchange rate change	2,423	988

Projected benefit obligation at the end of the year	13,515	10,199
Unrecognized net loss	(329)	(370)

Accrued post-retirement benefit obligation	$13,186	$9,829

The rate of increase in future compensation levels used in determining the projected benefit obligations was 2% for December 31, 2003 and 2002. The discount rate was 6.75% at December 31, 2003 and 2002.

Future Cash Payments

Future cash payments related to the plans disclosed above are expected to be as follows (in thousands):

	Supplemental Executive Retirement Plan	Retiree Medical Plan	German Pension Plans
2004	$280	$688	$304
2005	576	693	331
2006	604	690	344
2007	626	679	374
2008	886	672	409
2009 through 2013	$5,788	$2,277	$2,960

Contributions to these plans in 2004 are expected to equal the expected cash payments.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Common Stockholders’ Equity

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

The following summarizes options activity:

	Years Ended December 31,
	2003	2002	2001
Shares under option at beginning of year	5,508,002	4,733,869	4,520,618
Granted	1,649,650	1,722,355	1,176,241
Cancelled	(112,093)	(268,072)	(125,958)
Exercised	(445,487)	(680,150)	(837,032)

Shares under option at end of year	6,600,072	5,508,002	4,733,869

Average price of outstanding options	$15.69	$14.86	$14.47

Exercisable at end of year	3,451,177	2,844,726	2,766,843

The following summarizes information about stock options outstanding as of December 31, 2003:

	Weighted-Avg. Remaining Contractual Life	Options Outstanding		Options Exercisable
Range of Exercise Price		Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price
$4.48 to $16.78	6.13	3,305,079	$12.24	2,140,576	$11.27
$17.50 to $32.55	7.47	3,294,993	19.15	1,310,601	21.47

Totals	6.80	6,600,072	$15.69	3,451,177	$15.15

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for its stock-based employee compensation plans using the intrinsic value method. If the Company had accounted for its stock-based employee compensation plans using the alternative fair value method, the Company’s pro forma net income and earnings per common share would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Proforma net income and earnings per common share
Net income, as reported	$67,243	$79,807	$82,968
Stock-based employee compensation cost, net of related tax effects	9,751	7,656	6,265

Proforma net income	$57,492	$72,151	$76,703

Earnings per common share:
Basic earnings per common share, as reported	$0.69	$0.83	$0.87
Basic earnings per common share, pro forma	$0.59	$0.75	$0.80
Dilutive earnings per common share, as reported	$0.68	$0.82	$0.86
Dilutive earnings per common share, pro forma	$0.59	$0.74	$0.79
Weighted average number of common shares outstanding:
Basic	97,299	96,629	95,733
Dilutive	98,165	97,431	96,675

For options granted during 2003, 2002, and 2001, the weighted-average fair value at date of grant was $10.66, $8.48, and $13.37 per option, respectively.

The fair value of each option grant was estimated on the date of grant using a Black Scholes option pricing model with the following assumptions for 2003, 2002, and 2001, respectively; risk free interest rates of 4.26%, 3.82%, and 5.5%; expected lives of contracts of 3 to 10 years; and volatility of 54.5%, 51.0%, and 52.6%.

The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a price equal to 85% of its fair market value at the lesser of the beginning or end of a six-month plan period. During the fiscal year ended December 31, 2003, the Company sold 286,930 shares under this plan.

In September 2003, the Board of Directors authorized a Stock Repurchase program to purchase $150,000,000 of the Company’s common stock, at management’s discretion. Under this program, the Company repurchased 817,580 shares at a cost of $15,019,000 during 2003.

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

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company leases certain facilities and equipment under operating leases that expire at various dates through 2082. These leases generally contain renewal options and require the lessee to pay maintenance, insurance, taxes and other operating expenses in addition to the minimum annual rentals. Rental expense related to operating leases approximated $36,817,000, $33,305,000, and $31,210,000 in 2003, 2002, and 2001, respectively.

Future minimum lease commitments under noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2003 are payable as follows (in thousands):

2004	$23,504
2005	17,714
2006	12,132
2007	7,988
2008	6,066
Thereafter	23,756

Total future lease commitments	$91,160

The Company has outstanding non-cancelable purchase order commitments of approximately $6,300,000 related to special order raw materials due in 2004. Purchase order commitments subsequent to 2004 are less than $500,000 on an annual basis.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Business Segments And Foreign Operations

The Company is organized based on the products and services it offers. The Company reorganized into four principal business segments: Drilling EquipmentGroup, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

Drilling Equipment Group:    This segment manufactures, sells, leases and repairs integrated systems and equipment for rotating and handling pipe on a drilling rig; including conventional drilling rig tools and equipment, including pipe handling tools, hoisting equipment and rotary equipment, pressure control and motion compensation equipment, and flow devices. This segment also sells after market spare parts and consumables for its drilling systems. Customers include oil and gas companies and drilling contractors.

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

Summarized information for the Company’s reportable segments is contained in the following table. Other Unallocated includes corporate related expenses and certain goodwill and identified intangible amortization not allocated to product lines. Operating profit excludes impairment costs of $11,169,000 (2003) associated with the Company’s rig fabrication business, transaction costs of $3,658,000 (2002) associated with the acquisition of substantially all of the oilfield services business of ICO and $2,829,000 (2002) associated with the early termination of certain employment contracts in conjunction with the 2000 Merger, and litigation costs of $16,500,000 (2001).

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Drilling Equipment	Tubular Services	Drilling Services	Coiled Tubing & Wireline Products	Other Unallocated	Total
	(in thousands)
2003
Revenue	$474,173	$455,898	$292,663	$226,873	$—	$1,449,607
Operating profit	37,792	69,335	54,483	43,269	(53,729)	151,150
Total assets	421,354	605,368	406,733	253,161	77,723	1,764,339
Goodwill	8,194	209,218	104,104	112,400	—	433,916
Capital expenditures	15,237	16,257	23,674	3,475	8,449	67,092
Depreciation and amortization	14,565	20,521	24,024	4,435	3,654	67,199

2002
Revenue	$486,695	$355,966	$278,617	$213,786	$—	$1,335,064
Operating profit	71,630	54,405	50,476	39,455	(53,414)	162,552
Total assets	388,414	559,284	380,141	245,411	87,810	1,661,060
Goodwill	15,911	194,011	96,800	111,937	—	418,659
Capital expenditures	15,313	11,717	17,987	2,265	2,095	49,377
Depreciation and amortization	13,539	16,807	21,028	4,277	3,595	59,246

2001
Revenue	$395,550	$352,624	$314,272	$205,363	$—	$1,267,809
Operating profit	39,162	67,740	70,502	44,902	(47,680)	174,626
Total assets	324,741	404,653	403,984	253,246	42,486	1,429,110
Goodwill	15,911	103,140	94,903	111,171	—	325,125
Capital expenditures	13,992	12,645	34,248	3,408	1,541	65,834
Depreciation and amortization	16,168	15,783	21,791	4,623	9,535	67,900

The following table represents revenues by country or geographic region based on the location of the use of the product or service:

	2003	2002	2001
	(in thousands)
U.S.	$689,070	$579,400	$527,060
Canada	131,427	90,255	102,817
Latin America	141,033	135,173	167,253
United Kingdom	70,310	90,229	86,163
Other Europe	145,328	135,796	153,916
Far East	129,118	142,618	100,274
Other	143,321	161,593	130,326

Total	$1,449,607	$1,335,064	$1,267,809

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the net book value of property and equipment based on the location of the assets:

	2003	2002	2001
	(in thousands)
U.S.	$276,566	$264,236	$224,118
Latin America	47,710	45,955	48,468
Canada	58,227	49,602	43,006
United Kingdom	59,776	47,290	48,226
Netherlands	7,925	8,535	9,278
Other Europe	14,146	12,964	12,491
Far East	18,441	16,827	13,213
Middle East	6,240	4,722	1,616

Total	$489,031	$450,131	$400,416

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

On May 1, 2001, the Company issued $200.0 million of 7.25% Senior Notes due 2011 (“2011 Notes”). The 2011 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the credit facility, the 2012 Notes, the 2008 Notes, and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

On February 25, 1998, the Company issued $100 million of 7.5% Senior Notes due 2008 (“2008 Notes”). The 2008 Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain wholly-owned subsidiaries of the Company. Each of the guarantees is an unsecured obligation of the guarantor and ranks pari passu with the guarantees provided by and the obligations of such guarantor subsidiaries under the Senior credit agreement, 2012 Notes and the 2011 Notes, and with all existing and future unsecured indebtedness of such guarantor for borrowed money that is not, by its terms, expressly subordinated in right of payment to such guarantee.

The following condensed consolidating balance sheets as of December 31, 2003 and 2002 and the related condensed consolidating statements of income and cash flows for each of the three years in the period ended December 31, 2003 should be read in conjunction with the notes to these consolidated financial statements.

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(In thousands)
CONDENSED CONSOLIDATING BALANCE SHEET
Current assets:
Cash and cash equivalents	$5,899	$49,904	$29,945	$—	$85,748
Accounts receivable, net	198,557	1,292,872	875,218	(2,034,982)	331,665
Inventory, net	—	196,699	142,618	—	339,317
Deferred tax assets	—	14,206	2,691	—	16,897
Other current assets	—	12,379	11,419	—	23,798

Total current assets	204,456	1,566,060	1,061,891	(2,034,982)	797,425
Investment in subsidiaries	1,375,890	608,893	—	(1,984,783)	—
Property and equipment, net	—	311,389	177,642	—	489,031
Identifiable intangibles, net	—	28,624	2,869	—	31,493
Goodwill, net	—	304,606	129,310	—	433,916
Other assets, net	3,533	6,499	2,442	—	12,474

Total assets	$1,583,879	$2,826,071	$1,374,154	$(4,019,765)	$1,764,339

Current liabilities:
Accounts payable	$118,018	$1,322,991	$692,362	$(2,034,982)	$98,389
Accrued liabilities	9,910	72,431	43,360	—	125,701
Income taxes	—	14,719	(6,877)	—	7,842
Current portion of long-term debt	—	4,121	2,326	—	6,447

Total current liabilities	127,928	1,414,262	731,171	(2,034,982)	238,379
Long-term debt	445,792	3,008	1,671	—	450,471
Pension liabilities	15,917	—	13,597	—	29,514
Deferred taxes payable	—	27,742	18,479	—	46,221
Other liabilities	—	5,169	343	—	5,512

Total liabilities	589,637	1,450,181	765,261	(2,034,982)	770,097
Common stock	992	—	—	—	992
Paid in capital	535,244	768,377	278,395	(1,046,772)	535,244
Retained earnings	494,598	608,571	335,683	(944,254)	494,598
Cumulative translation adjustment	(6,243)	(1,058)	(5,185)	6,243	(6,243)
Treasury stock	(30,349)	—	—	—	(30,349)

Total common stockholders’ equity	994,242	1,375,890	608,893	(1,984,783)	994,242

Total liabilities and equity	$1,583,879	$2,826,071	$1,374,154	$(4,019,765)	$1,764,339

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(In thousands)
CONDENSED CONSOLIDATING BALANCE SHEET
Current assets:
Cash and cash equivalents	$4,221	$63,547	$38,229	$—	$105,997
Accounts receivable, net	272,340	1,147,297	1,072,233	(2,168,414)	323,456
Inventory, net	—	193,787	86,171	—	279,958
Other current assets	—	26,057	12,510	—	38,567

Total current assets	276,561	1,430,688	1,209,143	(2,168,414)	747,978
Investment in subsidiaries	1,228,861	521,277	—	(1,750,138)	—
Property and equipment, net	—	304,013	146,118	—	450,131
Identifiable intangibles, net	—	29,160	3,758	—	32,918
Goodwill, net	—	285,788	132,871	—	418,659
Other assets, net	3,860	3,689	3,825	—	11,374

Total assets	$1,509,282	$2,574,615	$1,495,715	$(3,918,552)	$1,661,060

Current liabilities:
Accounts payable	$118,009	$1,244,406	$896,603	$(2,168,414)	$90,604
Accrued liabilities	6,264	66,831	38,335	—	111,430
Income taxes	—	9,348	(96)	—	9,252
Current portion of long-term debt	—	2,353	4,692	—	7,045

Total current liabilities	124,273	1,322,938	939,534	(2,168,414)	218,331
Long-term debt	449,839	6,191	4,853	—	460,883
Pension liabilities	14,888	—	10,011	—	24,899
Deferred taxes payable	—	15,919	19,333	—	35,252
Other liabilities	—	706	707	—	1,413

Total liabilities	589,000	1,345,754	974,438	(2,168,414)	740,778
Common stock	984	—	—	—	984
Paid in capital	525,782	720,068	254,917	(974,985)	525,782
Retained earnings	427,355	509,851	283,811	(793,662)	427,355
Cumulative translation adjustment	(18,509)	(1,058)	(17,451)	18,509	(18,509)
Treasury stock	(15,330)	—	—	—	(15,330)

Total common stockholders’ equity	920,282	1,228,861	521,277	(1,750,138)	920,282

Total liabilities and equity	$1,509,282	$2,574,615	$1,495,715	$(3,918,552)	$1,661,060

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Revenue	$—	$1,070,038	$559,997	$(180,428)	$1,449,607
Cost of sales	—	818,618	417,921	(180,428)	1,056,111
Selling, general and administrative	1,338	125,683	53,819	—	180,840
Research and engineering costs	—	54,415	7,091	—	61,506
Merger, transaction, impairment and litigation costs	—	—	11,169	—	11,169

Total costs	1,338	998,716	490,000	(180,428)	1,309,626

Operating profit (loss)	(1,338)	71,322	69,997	—	139,981
Other expenses (income)	759	(97)	1,581	—	2,243
Interest expense	29,380	35	753	—	30,168

Income (loss) before income taxes	(31,477)	71,384	67,663	—	107,570
Provision for income taxes	—	24,536	15,791	—	40,327
Equity in net income of subsidiaries	98,720	51,872	—	(150,592)	—

Net income	$67,243	$98,720	$51,872	$(150,592)	$67,243

	Year Ended December 31, 2002
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Revenue	$—	$953,398	$551,904	$(170,238)	$1,335,064
Cost of sales	—	707,558	414,737	(170,238)	952,057
Selling, general and administrative	—	115,607	47,776	—	163,383
Research and engineering costs	—	50,740	6,332	—	57,072
Merger, transaction, impairment and litigation costs	—	6,292	195	—	6,487

Total costs	—	880,197	469,040	(170,238)	1,178,999

Operating profit	—	73,201	82,864	—	156,065
Other expenses (income)	1,339	(182)	6,521	—	7,678
Interest expense	23,556	661	1,391	—	25,608

Income (loss) before income taxes	(24,895)	72,722	74,952	—	122,779
Provision for income taxes	—	20,621	22,351	—	42,972
Equity in net income of subsidiaries	104,702	52,601	—	(157,303)	—

Net income	$79,807	$104,702	$52,601	$(157,303)	$79,807

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2001
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Revenue	$—	$943,231	$485,548	$(160,970)	$1,267,809
Cost of sales	—	700,382	344,403	(160,970)	883,815
Amortization of goodwill	—	5,348	5,109	—	10,457
Selling, general and administrative	—	110,710	41,566	—	152,276
Research and engineering costs	—	41,362	5,273	—	46,635
Merger, transaction, impairment and litigation costs	—	16,500	—	—	16,500

Total costs	—	874,302	396,351	(160,970)	1,109,683

Operating profit	—	68,929	89,197	—	158,126
Other expenses	926	1,947	1,382	—	4,255
Interest expense	19,724	949	1,103	—	21,776

Income (loss) before income taxes	(20,650)	66,033	86,712	—	132,095
Provision for income taxes	—	24,647	24,480	—	49,127
Equity in net income of subsidiaries	103,618	62,232	—	(165,850)	—

Net income	$82,968	$103,618	$62,232	$(165,850)	$82,968

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2003
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating activities	$47,317	$47,062	$41,336	$(34,952)	$100,763
Net cash provided by (used for) investing activities:
Capital expenditures	—	(44,765)	(22,327)	—	(67,092)
Business acquisitions, net of cash acquired	—	(15,473)	(23,478)	—	(38,951)
Investments in subsidiaries	(48,309)	—	—	48,309	—
Other	—	—	(548)	—	(548)

Net cash provided by (used for) investing activities	(48,309)	(60,238)	(46,353)	48,309	(106,591)
Net cash provided by (used for) financing activities:
Net borrowings (payments) under financing agreements	(4,047)	(467)	(4,002)	—	(8,516)
Net proceeds from sale of common stock, net	8,379	—	—	—	8,379
Purchase of treasury stock	(15,019)	—	—	—	(15,019)
Other	13,357	—	—	(13,357)	—

Net cash provided by (used for) financing activities	2,670	(467)	(4,002)	(13,357)	(15,156)
Effect of exchange rate changes on cash	—	—	735	—	735
Net increase (decrease) in cash and cash equivalents	1,678	(13,643)	(8,284)	—	(20,249)
Cash and cash equivalents:
Beginning of period	4,221	63,547	38,229	—	105,997

End of period	$5,899	$49,904	$29,945	$—	$85,748

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating activities	$(23,041)	$215,128	$49,354	$(139,658)	$101,783
Net cash provided by (used for) investing activities:
Capital expenditures	—	(29,924)	(19,453)	—	(49,377)
Business acquisitions, net of cash acquired	—	(139,376)	(12,987)	—	(152,363)
Investments in subsidiaries	(139,658)	—	—	139,658	—
Other	—	—	(593)		(593)

Net cash provided by (used for) investing activities	(139,658)	(169,300)	(33,033)	139,658	(202,333)
Net cash provided by (used for) financing activities:
Net borrowings (payments) under financing agreements	152,201	(7,418)	(5,563)	—	139,220
Debt issue costs	(1,732)	—	—	—	(1,732)
Proceeds from cash flow hedge	1,346	—	—	—	1,346
Net proceeds from sale of common stock, net	9,543	—	—		9,543

Net cash provided by (used for) financing activities	161,358	(7,418)	(5,563)	—	148,377
Effect of exchange rate changes on cash	—	—	671	—	671
Net increase (decrease) in cash and cash equivalents	(1,341)	38,410	11,429	—	48,498
Cash and cash equivalents:
Beginning of period	5,562	25,137	26,800	—	57,499

End of period	$4,221	$63,547	$38,229	$—	$105,997

	Year Ended December 31, 2001
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(In thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Net cash provided by (used for) operating activities	$(38,262)	$196,610	$70,023	$(144,376)	$83,995
Net cash provided by (used for) investing activities:
Capital expenditures	—	(38,566)	(27,268)	—	(65,834)
Business acquisitions, net of cash acquired	—	(109,290)	(36,663)	—	(145,953)
Investments in subsidiaries	(144,376)	—	—	144,376	—
Other	—	—	661	—	661

Net cash provided by (used for) investing activities	(144,376)	(147,856)	(63,270)	144,376	(211,126)
Net cash provided by (used for) financing activities:
Net borrowings (payments) under financing agreements	179,850	(20,888)	5,806	—	164,768
Debt issue costs	(1,782)	—	—	—	(1,782)

Net proceeds from sale of common stock	10,132	—	—	—	10,132

Net cash provided by (used for) financing activities	188,200	(20,888)	5,806	—	173,118
Effect of exchange rate changes on cash	—	—	(664)	—	(664)
Net increase in cash and cash equivalents	5,562	27,866	11,895	—	45,323
Cash and cash equivalents:
Beginning of period	—	(2,729)	14,905	—	12,176

End of period	$5,562	$25,137	$26,800	$—	$57,499

VARCO INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly	Financial Information (Unaudited)

Summarized quarterly financial information for 2003 and 2002 is as follows:

	Revenue	Operating Profit	Net Income	Basic Earnings Per Common Share	Dilutive Earnings Per Common Share
	(In thousands, except per share data)
2003
First Quarter	$367,477	$41,552	$20,934	$0.22	$0.21
Second Quarter	357,457	30,875	15,115	0.16	0.15
Third Quarter	374,976	48,079	26,639	0.27	0.27
Fourth Quarter	349,697	19,475	4,555	0.05	0.05

Total Year	$1,449,607	$139,981	$67,243	$0.69	$0.68

2002
First Quarter	$310,568	$35,896	$17,287	$0.18	$0.18
Second Quarter	336,053	42,928	21,063	0.22	0.22
Third Quarter	333,939	38,694	20,052	0.21	0.21
Fourth Quarter	354,504	38,547	21,405	0.22	0.22

Total Year	$1,335,064	$156,065	$79,807	$0.83	$0.82

During the fourth quarter of 2003, the Company recognized an asset impairment charge of $11,169,000 related to its drilling rig fabrication business.

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

SCHEDULE I

VARCO INTERNATIONAL, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONSOLIDATED BALANCE SHEETS

(Parent Company Only)

December 31, 2003 and 2002

	December 31,
	2003	2002
	(in thousands)
ASSETS
Cash and cash equivalents	$5,899	$4,221
Amounts due from affiliates	198,557	272,340
Other assets	3,533	3,860
Investment in subsidiaries	1,375,890	1,228,861

Total assets	$1,583,879	$1,509,282

LIABILITIES AND EQUITY
Amounts due to affiliates	$118,018	$118,009
Accrued liabilities	9,910	6,264
Pension liabilities and post retirement obligations	15,917	14,888
Notes payable	445,792	449,839

Common stockholders’ equity:
Common stock, $.01 par value 200,000,000 shares authorized, 99,150,487 shares issued and 96,908,207 shares outstanding at December 31, 2003 (98,416,012 shares issued and 96,991,312 outstanding at December 31, 2002)	992	984
Paid-in capital	535,244	525,782
Retained earnings	494,598	427,355
Accumulated other comprehensive loss	(6,243)	(18,509)
Less: treasury stock at cost (2,242,280 and 1,424,700 shares at December 31, 2003 and 2002, respectively)	(30,349)	(15,330)

Total common stockholders’ equity	994,242	920,282

Total liabilities and equity	$1,583,879	$1,509,282

See notes to condensed financial statements.

SCHEDULE I

VARCO INTERNATIONAL, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

(Parent Company Only)

Years ended December 31, 2003, 2002, 2001

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Equity in net earnings of subsidiaries	$98,720	$104,702	$103,618
Interest expense	(29,380)	(23,556)	(19,724)
Other	(2,097)	(1,339)	(926)

Net income	$67,243	$79,807	$82,968

See notes to condensed financial statements.

SCHEDULE I

VARCO INTERNATIONAL, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

Years ended December 31, 2003, 2002, 2001

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$67,243	$79,807	$82,968
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in net earnings of subsidiaries	(98,720)	(104,702)	(103,618)
Changes in current assets and liabilities:
Accounts receivable	—	1,276	1,011
Other assets	327	1,560	(4,246)
Pension liabilities and post-retirement obligations	1,029	(2,516)	17,404
Interest payable	3,646	1,009	2,138
Amounts due from (to) affiliates, net	73,792	525	(33,919)

Net cash provided by (used for) operating activities	47,317	(23,041)	(38,262)

Cash flows used for investing activities:
Investment in subsidiaries	(48,309)	(139,658)	(144,376)

Cash flows provided by financing activities:
Borrowings (payments) under financing agreements, net	(4,047)	152,201	179,850
Other	13,357	(386)	(1,782)
Proceeds from sale of common stock	8,379	9,543	10,132
Purchase of treasury stock	(15,019)	—	—

Net cash provided by financing activities	2,670	161,358	188,200

Net change in cash and cash equivalents	1,678	(1,341)	5,562
Beginning of the year	4,221	5,562	—

End of year	$5,899	$4,221	$5,562

See notes to condensed financial statements.

SCHEDULE I

VARCO INTERNATIONAL, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2003, 2002, 2001

For information concerning restrictions pertaining to the common stock and commitments and contingencies, see Notes 10 and 11 of notes to consolidated financial statements of Varco International, Inc.

SCHEDULE II

VARCO INTERNATIONAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002, 2001

	Balance Beginning of Year	Additions Charged to Costs and Expenses	Charge offs and Other	Balance End of Year
	(in thousands)
Allowance for doubtful accounts:
2003	$11,558	$3,369	$(3,755)	$11,172
2002	$11,517	$2,894	$(2,853)	$11,558
2001	$10,199	$6,326	$(5,008)	$11,517

Allowance for excess and obsolete inventory reserves (excludes LIFO):
2003	$28,993	$7,405	$(4,867)	$31,531
2002	$31,028	$7,702	$(9,737)	$28,993
2001	$23,333	$9,507	$(1,812)	$31,028

Valuation allowance for deferred tax assets:
2003	$1,975	$502	$—	$2,477
2002	$913	$1,062	$—	$1,975
2001	$967	$—	$(54)	$913