Form 10-Q
period 2004-03-31
VARCO INTERNATIONAL INC /DE/
filed 2004-05-06
CIK 860097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The Registrant had 96,996,254 shares of common stock outstanding as of April 27, 2004.

VARCO INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

VARCO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
	(in thousands)
ASSETS
Current assets:

Cash and cash equivalents	$93,225	$85,748
Accounts receivable, net	333,661	331,665
Inventory, net	316,418	339,317
Deferred tax assets	17,047	16,897
Prepaid expenses and other	28,283	23,798

Total current assets	788,634	797,425
Property and equipment, net	486,678	489,031
Identified intangibles, net	31,372	31,493
Goodwill, net	438,137	433,916
Other assets, net	11,790	12,474

Total assets	$1,756,611	$1,764,339

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77,094	$98,389
Accrued liabilities	128,290	125,701
Income taxes payable	10,894	7,842
Current portion of long-term debt and short-term borrowings	6,145	6,447

Total current liabilities	222,423	238,379
Long-term debt	452,495	450,471
Pension liabilities and post-retirement obligations	29,686	29,514
Deferred taxes payable	46,901	46,221
Other liabilities	3,051	5,512

Total liabilities	754,556	770,097

Commitments and contingencies

Common stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 99,670,778 shares issued and 97,131,698 shares outstanding at March 31, 2004 (99,150,487 shares issued and 96,908,207 shares outstanding at December 31, 2003)	997	992
Paid in capital	543,100	535,244
Retained earnings	499,082	494,598
Accumulated other comprehensive loss	(5,252)	(6,243)
Less: treasury stock at cost (2,539,080 shares at March 31, 2004 and 2,242,280 shares at December 31, 2003)	(35,872)	(30,349)

Total common stockholders’ equity	1,002,055	994,242

Total liabilities and equity	$1,756,611	$1,764,339

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2004	2003 (restated)
	(in thousands, except per share data)
Revenue	$342,344	$361,540
Cost and expenses:
Cost of services and products sold	253,495	258,701
Selling, general and administration	42,269	46,466
Research and engineering costs	13,564	14,845

Total cost and expenses	309,328	320,012

Operating profit	33,016	41,528

Other expense (income):
Interest expense	7,346	7,899
Interest income	(165)	(352)
Other, net	1,394	1,799

Income from continuing operations before taxes	24,441	32,182

Provision for income taxes	8,215	11,265

Income from continuing operations	16,226	20,917

Income (loss) from discontinued operations, net of tax	(11,742)	17

Net income	$4,484	$20,934

Earnings per common share:
Basic:
Continuing operations	$0.17	$0.22
Discontinued operations	(0.12)	—

Net income	$0.05	$0.22

Dilutive:
Continuing operations	$0.17	$0.21
Discontinued operations	(0.12)	—

Net income	$0.05	$0.21

Weighted average number of common shares outstanding:
Basic	97,123	97,137
Dilutive effect of employee stock options	971	833

Dilutive	98,094	97,970

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003 (restated)
	(in thousands)
Cash flows from operating activities:
Net income	$4,484	$20,934
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	18,072	16,326
Other non-cash charges, net	2,270	4,616
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,151)	(29,770)
Inventory	23,357	(10,965)
Other current assets	(4,485)	2,021
Accounts payable and accrued liabilities	(18,706)	(8,903)
Income taxes payable	3,989	1,834

Net cash provided by (used for) operating activities	25,830	(3,907)

Cash flows used for investing activities:
Capital expenditures	(9,708)	(9,426)
Business acquisitions, net of cash acquired	(7,501)	(14,952)
Other	(1,602)	(79)

Net cash used for investing activities	(18,811)	(24,457)

Cash flows provided by (used for) financing activities:
Borrowings under financing agreements	15	45
Principal payments under financing agreements	(971)	(1,384)
Proceeds from sale of common stock, net	6,937	3,027
Purchase of treasury stock	(5,523)	—

Net cash provided by financing activities	458	1,688

Net increase (decrease) in cash and cash equivalents	7,477	(26,676)
Cash and cash equivalents:
Beginning of period	85,748	105,997

End of period	$93,225	$79,321

Supplemental disclosure of cash flow information:
Cash paid (received) during the three month period for:
Interest	$3,899	$4,092

Taxes	$(490)	$8,669

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2004 and 2003

and as of December 31, 2003

1.	Organization and Basis of Presentation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Varco International, Inc. (the “Company”) and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

The financial statements included in this report should be read in conjunction with the Company’s 2003 audited consolidated financial statements and accompanying notes included in the Company’s 2003 Form 10-K filed under the Securities Exchange Act of 1934, as amended.

2.	Discontinued Operations

In January 2004, the Company announced plans to discontinue its rig fabrication business (Morinoak International Limited or “MIL”). During the first quarter, MIL completed its last rig, a $31 million land rig, which is presently drilling in the Middle East. The prior year results have been restated to reflect the MIL operation as discontinued. Previously, these results were included as part of the Company’s Drilling Equipment Group.

The following summarizes the operations of MIL for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue	$39,109	$5,937

Operating income (loss)	$(16,085)	$24
Provision (benefit) for income taxes	(4,343)	7

Income (loss) from discontinued operations, net of tax	$(11,742)	$17

3.	Acquisitions

The Company completed three acquisitions and other investments in the three months ended March 31, 2004. The combined purchase price for these acquisitions was approximately $6,270,000, including cash consideration of $6,055,000 and notes issued of $215,000. Goodwill associated with these transactions was approximately $3,300,000. Cash paid in 2004 for 2003 acquisitions was approximately $1,446,000.

4.	Inventory

At March 31, 2004 and December 31, 2003, inventories consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$94,457	$84,206
Work in process	69,767	104,357
Finished goods	193,194	191,717
Inventory reserves	(41,000)	(40,963)

Inventory, net	$316,418	$339,317

5.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Comprehensive income:
Net income	$4,484	$20,934
Cumulative translation adjustment	1,013	2,680
Loss from interest rate contract	(22)	(22)

Total comprehensive income	$5,475	$23,592

6.	Stock Repurchase Program

During the third quarter of 2003, the Company’s Board of Directors authorized repurchases of up to $150,000,000 of the Company’s outstanding common stock from time to time at the Company’s discretion. As a part of this program, the Company repurchased 296,800 shares of Company common stock at an average price of $18.61 per share for a total consideration of approximately $5,523,000 during the first quarter of 2004. As of March 31, 2004, the Company was authorized to purchase at its discretion approximately $129,458,0000 of its common stock in the open market.

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

The Company accounts for its stock-based employee compensation plans using the intrinsic value method. If the Company had accounted for its stock-based employee compensation plans using the alternative fair value method, the Company’s pro forma net income and earnings per common share would have been as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2004	2003
Net income from continuing operations, as reported	$16,226	$20,917
Income (loss) from discontinued operations, net of tax	(11,742)	17
Net income, as reported	4,484	20,934
Stock-based employee compensation cost, net of related tax effects	2,250	1,801

Pro forma net income	$2,234	$19,133

Earnings per common share:
Basic earnings per common share, as reported
Continuing operations, as reported	$0.17	$0.22

Discontinued operations	(0.12)	0.00

Net income, as reported	$0.05	$0.22

Basic earnings per common share, pro forma
Continuing operations, pro forma	$0.14	$0.20

Discontinued operations	(0.12)	0.00

Net income, pro forma	$0.02	$0.20

Dilutive earnings per common share, as reported
Continuing operations, as reported	$0.17	$0.21

Discontinued operations	(0.12)	0.00

Net income, as reported	$0.05	$0.21

Dilutive earnings per common share, pro forma
Continuing operations, pro forma	$0.14	$0.20

Discontinued operations	(0.12)	0.00

Net income, pro forma	$0.02	$0.20

Weighted average number of common shares outstanding:
Basic	97,123,136	97,136,872

Dilutive	98,094,162	97,970,011

8.	Business Segments

The Company is organized into the following business segments based on the products and services it offers: Drilling Equipment Group, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

Drilling Equipment Group: This segment manufactures and sells systems and equipment for rotating and handling pipe on drilling rigs; a complete line of conventional drilling rig tools and equipment, including pipe handling tools, hoisting equipment and rotary equipment; pressure control and motion compensation equipment; and flow devices. Customers include major oil and gas companies and drilling contractors. Additionally, this segment provides aftermarket spare parts for the Company’s installed base of drilling equipment, repair services, and rental of drilling units.

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

Coiled Tubing & Wireline Products: This segment consists of the sale of highly-engineered coiled tubing equipment, coiled tubing, related pressure control equipment, pressure pumping equipment, wireline equipment and related tools to companies engaged in oil and gas well drilling and completion and remediation services. Customers include major oil and gas service companies, as well as national oil companies.

The Company evaluates the performance of its operating segments at the operating profit level which consists of income before interest expense (income), other expense (income), nonrecurring items and income taxes. Intersegment sales and transfers are not significant.

Summarized unaudited information for the Company’s reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses not allocated to product lines. Operating profit includes Drilling Equipment Group restructuring costs of $1,767,000 recorded in the first quarter of 2004. See “Drilling Equipment Group Restructuring and MIL Discontinued Operations” in Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

	Three Months Ended March 31,
	2004	2003 (restated)
	(in thousands)
Revenue:
Drilling Equipment Group	$96,775	$133,242
Tubular Services	118,465	104,758
Drilling Services	74,547	69,460
Coiled Tubing & Wireline Products	52,557	54,080

Total	$342,344	$361,540

Operating Profit:
Drilling Equipment Group	$7,168	$17,693
Tubular Services	16,201	13,119
Drilling Services	13,371	13,410
Coiled Tubing & Wireline Products	9,285	10,857
Other	(13,009)	(13,551)

Total	$33,016	$41,528

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

The following condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003 and related condensed consolidating statements of income for the three months ended March 31, 2004 and 2003 and statement of cash flows for the three months ended March 31, 2004 and 2003 should be read in conjunction with the notes to these unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements (cont’d)

9.	Unaudited Condensed Consolidating Financial Information (cont’d)

Balance Sheet

	March 31, 2004
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,740	$47,672	$38,813	$—	$93,225
Accounts receivable, net	197,006	1,294,960	911,045	(2,069,350)	333,661
Inventory, net	—	217,925	98,493	—	316,418
Deferred tax asset	—	14,447	2,600	—	17,047
Other current assets	—	13,316	14,967	—	28,283

Total current assets	203,746	1,588,320	1,065,918	(2,069,350)	788,634

Investment in subsidiaries	1,393,223	616,103	—	(2,009,326)	—
Property and equipment, net	—	309,242	177,436	—	486,678
Identified intangibles, net	—	28,176	3,196	—	31,372
Goodwill, net	—	307,133	131,004	—	438,137
Other assets, net	3,348	5,961	2,481	—	11,790

Total assets	$1,600,317	$2,854,935	$1,380,035	$(4,078,676)	$1,756,611

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$119,798	$1,346,527	$680,119	$(2,069,350)	$77,094
Accrued liabilities	13,707	64,016	50,567	—	128,290
Income taxes payable	—	16,206	(5,312)	—	10,894
Current portion of long-term debt	—	3,937	2,208	—	6,145

Total current liabilities	133,505	1,430,686	727,582	(2,069,350)	222,423

Long-term debt	448,210	2,666	1,619	—	452,495
Pension liabilities	16,547	—	13,139	—	29,686
Deferred taxes payable	—	28,360	18,541	—	46,901
Other liabilities	—	—	3,051	—	3,051

Total liabilities	598,262	1,461,712	763,932	(2,069,350)	754,556

Common stockholders’ equity:
Common stock	997	—	—	—	997
Paid in capital	543,100	773,230	279,597	(1,052,827)	543,100
Retained earnings	499,082	621,051	340,700	(961,751)	499,082
Accumulated other comprehensive loss	(5,252)	(1,058)	(4,194)	5,252	(5,252)
Treasury stock	(35,872)	—	—	—	(35,872)

Total common stockholders’ equity	1,002,055	1,393,223	616,103	(2,009,326)	1,002,055

Total liabilities and equity	$1,600,317	$2,854,935	$1,380,035	$(4,078,676)	$1,756,611

9.	Unaudited Condensed Consolidating Financial Information (cont’d)

Balance Sheet

	Year Ended December 31, 2003
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,899	$49,904	$29,945	$—	$85,748
Accounts receivable, net	198,557	1,292,872	875,218	(2,034,982)	331,665
Inventory, net	—	196,699	142,618	—	339,317
Deferred tax assets	—	14,206	2,691	—	16,897
Other current assets	—	12,379	11,419	—	23,798

Total current assets	204,456	1,566,060	1,061,891	(2,034,982)	797,425
Investment in subsidiaries	1,375,890	608,893	—	(1,984,783)	—
Property and equipment, net	—	311,389	177,642	—	489,031
Identifiable intangibles, net	—	28,624	2,869	—	31,493
Goodwill, net	—	304,606	129,310	—	433,916
Other assets, net	3,533	6,499	2,442	—	12,474

Total assets	$1,583,879	$2,826,071	$1,374,154	$(4,019,765)	$1,764,339

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$118,018	$1,322,991	$692,362	$(2,034,982)	$98,389
Accrued liabilities	9,910	72,431	43,360	—	125,701
Income taxes	—	14,719	(6,877)	—	7,842
Current portion of long-term debt	—	4,121	2,326	—	6,447

Total current liabilities	127,928	1,414,262	731,171	(2,034,982)	238,379
Long-term debt	445,792	3,008	1,671	—	450,471
Pension liabilities	15,917	—	13,597	—	29,514
Deferred taxes payable	—	27,742	18,479	—	46,221
Other liabilities	—	5,169	343	—	5,512

Total liabilities	589,637	1,450,181	765,261	(2,034,982)	770,097

Common stock	992	—	—	—	992
Paid in capital	535,244	768,377	278,395	(1,046,772)	535,244
Retained earnings	494,598	608,571	335,683	(944,254)	494,598
Cumulative translation adjustment	(6,243)	(1,058)	(5,185)	6,243	(6,243)
Treasury stock	(30,349)	—	—	—	(30,349)

Total common stockholders’ equity	994,242	1,375,890	608,893	(1,984,783)	994,242

Total liabilities and equity	$1,583,879	$2,826,071	$1,374,154	$(4,019,765)	$1,764,339

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements (cont’d)

9.	Unaudited Condensed Consolidating Financial Information (cont’d)

Statements of Income

	Three Months Ended March 31, 2004
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Revenue	$—	$237,782	$149,252	$(44,690)	$342,344
Cost of sales	—	187,292	110,893	(44,690)	253,495
Selling, general and administrative	525	29,725	12,019	—	42,269
Research and engineering costs	—	11,701	1,863	—	13,564

Total costs	525	228,718	124,775	(44,690)	309,328

Operating profit (loss)	(525)	9,064	24,477	—	33,016
Other expenses (income)	391	(120)	958	—	1,229
Interest expense	7,080	154	112	—	7,346

Income (loss) from continuing operations before taxes	(7,996)	9,030	23,407	—	24,441
Provision for income taxes	—	1,567	6,648	—	8,215

Income (loss) from continuing operations	(7,996)	7,463	16,759	—	16,226
Loss from discontinued operations, net	—	—	(11,742)	—	(11,742)
Equity in net income of subsidiaries	12,480	5,017	—	(17,497)	—

Net income	$4,484	$12,480	$5,017	$(17,497)	$4,484

	Three Months Ended March 31, 2003
	Varco		(restated)
	International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Revenue	$—	$280,936	$130,579	$(49,975)	$361,540
Cost of sales	—	223,486	85,190	(49,975)	258,701
Selling, general and administrative	—	33,767	12,699	—	46,466
Research and engineering costs	—	13,314	1,531	—	14,845

Total costs	—	270,567	99,420	(49,975)	320,012

Operating profit	—	10,369	31,159	—	41,528
Other expenses (income)	500	(77)	1,024	—	1,447
Interest expense	7,558	144	197	—	7,899

Income (loss) from continuing operations before taxes	(8,058)	10,302	29,938	—	32,182
Provision for taxes	—	105	11,160	—	11,265

Income (loss) from continuing operations	(8,058)	10,197	18,778	—	20,917
Income from discontinued operations, net	—	—	17	—	17
Equity in net income of subsidiaries	28,992	18,795	—	(47,787)	—

Net income	$20,934	$28,992	$18,795	$(47,787)	$20,934

9.	Unaudited Condensed Consolidating Financial Information (cont’d)

Statement of Cash Flows

	Three Months Ended March 31, 2004
	Varco International, Inc. (Parent Company Only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in thousands)
Net cash provided by (used for) operating activities	$(588)	$11,592	$14,826	$—	$25,830

Net cash used for investing activities:
Capital expenditures	—	(6,783)	(2,925)	—	(9,708)
Business acquisitions, net of cash acquired	—	(6,299)	(1,202)	—	(7,501)
Other	—	—	(1,602)	—	(1,602)

Net cash used for investing activities	—	(13,082)	(5,729)	—	(18,811)

Cash flows provided by (used for) financing activities:
Net payments under financing agreements	15	(742)	(229)	—	(956)
Net proceeds from sale of common stock	6,937	—	—	—	6,937
Purchase of treasury stock	(5,523)	—	—	—	(5,523)

Net cash provided by (used for) financing activities	1,429	(742)	(229)	—	458

Net increase (decrease) in cash and cash equivalents	841	(2,232)	8,868	—	7,477

Beginning of period	5,899	49,904	29,945	—	85,748

End of period	$6,740	$47,672	$38,813	$—	$93,225

9.	Unaudited Condensed Consolidating Financial Information (cont’d)

Statement of Cash Flows

	Three Months Ended March 31, 2003
	Varco International, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used for) operating activities	$2,841	$(8,842)	$2,094	$—	$(3,907)

Net cash used for investing activities:
Capital expenditures	—	(5,697)	(3,729)	—	(9,426)
Business acquisitions, net of cash acquired	—	(14,952)	—	—	(14,952)
Other	—	—	(79)	—	(79)

Net cash used for investing activities	—	(20,649)	(3,808)	—	(24,457)

Cash flows provided by (used for) financing activities:
Net payments under financing agreements	15	(748)	(606)	—	(1,339)
Net proceeds from sale of common stock	3,027	—	—	—	3,027

Net cash provided by (used for) financing activities	3,042	(748)	(606)	—	1,688

Net increase (decrease) in cash and cash equivalents	5,883	(30,239)	(2,320)	—	(26,676)

Beginning of period	4,221	63,547	38,229	—	105,997

End of period	$10,104	$33,308	$35,909	$—	$79,321

10.	New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the consolidation of each variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Company’s adoption of FIN 46 on January 1, 2004 did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised SFAS 132”). Revised SFAS 132 revises employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’

Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”). Revised SFAS 132 requires disclosures in addition to those in the original FASB Statement No. 132. Revised SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. The Company’s adoption of Revised SFAS 132 did not have a material effect on the Company’s financial statements or related footnotes.

In January 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). As permitted under FSP 106-1, the Company has elected to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) until the FASB issues final authoritative guidance. When issued, that final guidance could require the Company to change previously reported information. The guidance in FSP 106-1 is effective for interim or annual financial statements with fiscal years ending after December 7, 2003. The Company does not believe the provisions of FSP 106-1 and the Act will have a material effect on the Company’s financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The Company’s expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the oil and gas industry in general are only forecasts regarding these matters. These and other forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, the cyclical nature of the oilfield services industry; the level of drilling and workover activity; the Company’s ability to control costs; the ability of the Company to introduce new technology on its forecasted schedule and at its forecasted cost; the ability of the Company’s competitors to capture market share; the Company’s ability to maintain or increase market share; general economic and political conditions; fluctuations in foreign currency exchange rates; the price of and demand for oil and natural gas; weather conditions in the Company’s markets; new laws and regulations that affect the Company’s operations; risks associated with growth through acquisitions; and other factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under the caption “Factors Affecting Future Operating Results.” In addition, the Company’s backlog is based upon anticipated revenues from customer orders that the Company believes are firm. In accordance with industry practice, orders or commitments to purchase the Company’s products generally can be cancelled by customers at any time. In addition, orders and commitments are sometimes modified before or during manufacturing of the products. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

Executive Summary

The Company’s first quarter 2004 results generally reflect strengthening in its businesses that provide oilfield services, offset by lower results from its businesses that primarily sell capital equipment to other oilfield services firms. In particular, the Tubular Services Division and the Drilling Services Division, which both primarily provide oilfield services, benefited from the high level of drilling and workover activity. The North America land market significantly strengthened year-over-year, which led to higher revenues in each in the first quarter of 2004 as compared to the first quarter of 2003. Within the Drilling Services Division, strength in North America was partially offset by declines in solids control equipment sales and rig instrumentation equipment sales year-over-year. Tubular Services experienced strong gains in oilfield tubular inspection and coating, and sales of fiberglass pipe, but these were partially offset by year-over-year declines in pipeline inspection and mill equipment sales.

Outlook for the Company’s oilfield services businesses for the remainder of 2004 is good. After comparatively low levels of activity in oilfield tubular services in January and February 2004, business activity rose sharply in March 2004 as pipe mills and pipe processors increased production, and as orders for fiberglass pipe increased. Sustained high oil and gas prices have resulted in higher levels of oilfield drilling and workover activity, which is increasing demand for the Company’s tubular services. Additionally, higher steel prices are increasing prices for oilfield tubing and casing, which is in turn improving demand for the Company’s offering of used tubing reclamation services. Similarly, high levels of drilling have generally increased demand for the Company’s Drilling Services Division. The Company has been shifting solids control assets out of the Gulf of Mexico region, where the rig count continued to decline in the first quarter, into the Rocky Mountain and Mid-Continent areas, in response to the rising rig count and market demand in those areas. Continued weakness in the North Sea, and lower demand for solids control and rig instrumentation equipment in the first quarter of 2004, drove weaker Drilling Services results in the Eastern Hemisphere. Latin America solids control results fell sequentially, too, as several large projects wound down.

Revenues in the Company’s capital equipment sales remained soft into the first quarter, extending a trend of general softening seen throughout 2003. This trend affected the Drilling Equipment Group and the Coiled Tubing & Wireline Products Division, and, to a lesser extent, the Drilling Services Group, which sells solids control and rig instrumentation equipment. However, the first quarter of 2004 marked an increase in demand, which is expected to reverse this trend, as evidenced by the Company’s higher order rates in the Drilling Equipment Group and the Coiled Tubing & Wireline Division. The Company believes that higher levels of oilfield service activity are prompting oilfield service companies and drilling contractors to consider their need to replace, upgrade or add new capacity to their fleets of capital equipment that they use to provide services. The increase in demand resulted in much stronger order rates in the first quarter, including equipment packages for two new jackup drilling rig orders received during the first quarter. The Company is bidding additional potential drilling rig equipment packages.

The second half of 2004 should benefit from cost reduction efforts in the Drilling Equipment Group. Overhead expenses for this Group in the first quarter declined approximately $2.5 million from the fourth quarter of 2003, and the Company expects additional overhead savings to positively impact future periods as reductions continue. Efforts to consolidate engineering and administrative functions out of the Company’s facility in Orange, California, into Houston, Texas, will continue through 2004. The Company expects to achieve most of its reductions in Drilling Equipment Division overheads by the end of the second quarter, but some restructuring will continue into the second half of the year.

Additionally, the Drilling Equipment Group is also restructuring its manufacturing operations to reduce costs by moving certain manufacturing operations from Orange, California to Mexico. This process will continue through 2004, and will result in cutting manufacturing floor space in Orange by about half. The Company expects to leave its highly automated numerically-controlled machining operations in place in Orange. The Company recognized $1.8 million in pre-tax charges in the first quarter related to this restructuring and may incur additional restructuring charges in the remainder of 2004.

General Operating Environment

The Company’s results are dependent on, among other things, the level of worldwide oil and gas drilling, well remediation activity, the prices of oil and gas, capital spending by other oilfield service companies and drilling contractors, pipeline maintenance activity, and worldwide oil and gas inventory levels. Key industry indicators for the first quarters of 2004 and 2003, and the fourth quarter of 2003 include the following:

	1Q04*	1Q03*	4Q03*	% 1Q04 v 1Q03	% 1Q04 v 4Q03
Active Drilling Rigs:
U.S.	1,119	901	1,109	24.2%	0.9%
Canada	528	494	408	6.9%	29.4%
International	797	744	791	7.1%	0.8%

Worldwide	2,444	2,139	2,308	14.3%	5.9%

Active Workover Rigs:
U.S.	1,190	1,049	1,158	13.4%	2.8%
Canada	668	474	345	40.9%	93.6%

North America	1,858	1,523	1,503	22.0%	23.6%

West Texas Intermediate Crude prices (per barrel)	$35.23	$32.90	$31.15	7.1%	13.1%

Natural Gas Prices ($/mbtu)	$5.61	$6.34	$5.08	-11.5%	10.4%

*	Averages for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and International rig activity and West Texas Intermediate Oil prices for the past nine quarters on a quarterly basis:

Source:	Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and North America quarterly average rig count increased 14% (from 2,139 to 2,444) and 18% (from 1,395 to 1,647), respectively, in the first quarter of 2004 compared to the first quarter of 2003. The average per barrel price of West Texas Intermediate Crude increased 7% (from $32.90 to $35.23) while natural gas prices decreased 12% (from $6.34 mmbtu to $5.61/mmbtu) in the first quarter of 2004 compared to the first quarter of 2003. However, first quarter 2004 natural gas prices of $5.61/mmbtu represented a 10% sequential increase over the fourth quarter of 2003 and was the second highest quarterly average price during the past 12 quarters. These high commodity prices and corresponding high rig activity benefited the Company’s services businesses in the first quarter of 2004. Tubular Services and Drilling Services revenue were up 13% and 7%, respectively, in the first quarter of 2004 compared to the same period of 2003.

U.S. rig activity at April 23, 2004 was 1,146 rigs compared to the first quarter 2004 average of 1,119 rigs. The Canadian rig activity was at 130 rigs at April 23, 2004 compared to the first quarter 2004 average of 528 rigs as activity declined in this region due to the seasonal Canadian Breakup. The Company believes that current industry projections are forecasting commodity prices to remain strong as compared to recent years, and, as a result, U.S. and international drilling rig activity is expected to continue to be strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the recovery of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Drilling Equipment Group Restructuring and MIL Discontinued Operations

Drilling Equipment Group revenue from continuing operations was $96.8 million, a decrease of $36.5 million (or 27%) compared to the first quarter of 2003. The group’s operating profit from continuing operations, excluding restructuring charges of $1.8 million recorded in cost of services and products sold, was down $8.8 million, from $17.7 million for the first three months of 2003 to $8.9 million in the same period of 2004.

The decline in the Drilling Equipment Group operating profit reflects in part the softening market for capital drilling equipment, as well as adverse movements in the Company’s mix of drilling equipment unit sales (rig floor equipment and handling tools declined, while pressure control equipment sales increased). As a result of its lowered outlook for rig equipment sales, particularly in the offshore rig construction market, the Company has undertaken a significant restructuring of its Drilling Equipment Group. The Company is consolidating certain sales, engineering and administrative functions for the Drilling Equipment Group from California to Houston, and is moving certain labor intensive manufacturing operations from its plant in Orange, California to Mexico.

In January 2004, the Company announced its plans to discontinue its Morinoak International Ltd (MIL) rig fabrication operation in England. During the first quarter 2004, MIL completed its last rig, a $31 million land rig which is presently drilling in the Middle East. The first quarter 2004 after-tax loss of $11.7 million from MIL is included in discontinued operations. The prior year MIL results have been reclassified to report this operation as discontinued. Previously these results were included as part of the Drilling Equipment Group operations.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenue. Revenue from continuing operations was $342.3 million for the first quarter of 2004, a decrease of $19.2 million (or 5.3%) compared to the first quarter of 2003. The decrease in revenue was generally due to lower revenue from the businesses which sell capital equipment, including the Drilling Equipment and Coiled Tubing & Wireline operations, offset to some degree by increases in the services businesses including Tubular Services and Drilling Services. The following table summarizes the Company’s revenue from continuing operations by operating segment in the first quarter of 2004 and 2003 (in thousands):

			Variance
	1Q2004	1Q2003	$	%
		(restated)
Drilling Equipment Group	$96,775	$133,242	$(36,467)	(27.4)%
Tubular Services	118,465	104,758	13,707	13.1%
Drilling Services	74,547	69,460	5,087	7.3%
Coiled Tubing and Wireline Products	52,557	54,080	(1,523)	(2.8)%

Total Revenue	$342,344	$361,540	$(19,196)	(5.3)%

Revenue from the Company’s Drilling Equipment Group continuing operations in the first quarter 2004 was $96.8 million, a decrease of $36.5 million (or 27%) compared to the same period of 2003. The decrease was due to large shipments of capital equipment, primarily from the Group’s Shaffer division, in the first quarter of 2003. New orders for continuing operations for the three months ended March 31, 2004 were $121.0 million compared to $98.7 million for the same period of 2003, while backlog at March 31, 2004 was $113.6 million compared to $142.0 million at March 31, 2003. Sequentially, backlog increased by $30.3 million at March 31,

2004 compared to December 31, 2003, primarily as a result of orders to supply drilling equipment for two new jack-up rigs.

Tubular Services revenue was $118.5 million for the first quarter of 2004, representing an increase of $13.7 million (or 13%), compared to the first quarter of 2003. The first quarter 2004 increase was due to a $6.9 million increase in North America inspection and coating revenue primarily as a result of an increase in activity as evidenced by an 18% increase in North America rig activity in the first quarter of 2004 compared to the first quarter of 2003. Latin America inspection activity increased $2.9 million in the first three months of 2004 compared to the same period of 2003 due to two acquisitions of Latin America inspection operations in the second half of 2003. In addition, revenue from the Company’s Fiberglass operations increased $3.0 million over the prior year quarter due to increased activity.

Drilling Services revenue was $74.5 million for the first quarter of 2004, representing an increase of $5.1 million (or 7%) compared to the same period of 2003. The increase was primarily due to a $7.4 million increase in revenue from the Company’s North America Solids Control and Instrumentation businesses which also benefited from an increase in rig activity. This increase was partially offset by lower capital equipment sales from these product lines in the first quarter of 2004 compared to the first quarter of 2003.

Coiled Tubing and Wireline Products revenue was $52.6 million for the first quarter of 2004, a decrease of $1.5 million (or 3%) compared to the same period of 2003. Higher year-over-year wireline equipment sales were offset by lower revenue for coiled tubing and coiled tubing equipment. Backlog for this segment was at $54.5 million at March 31, 2004 compared to $37.0 million at December 31, 2003. New orders increased to $68.3 million for the first quarter of 2004, a 29% sequential increase over the fourth quarter of 2003.

Gross Profit. Gross profit was $88.8 million (26.0%) for the first quarter of 2004 compared to $102.8 million (28.4%) for the same period of 2003. The decline in gross profit dollars and margins was primarily attributable to a decline in Drilling Equipment revenue and profits (including restructuring charges of 1.8 million) – see the above discussion of “Drilling Equipment Group Restructuring and MIL Discontinued Operations.” In addition, gross profits were also adversely affected by lower revenue and gross profit from the Company’s Coiled Tubing and Wireline operations.

Selling, General, and Administrative Costs. Selling, general, and administrative costs were $42.3 million (12.3% of revenue) for the three months ended March 31, 2004 compared to $46.5 million (12.9% of revenue) for the same period of 2003. The decrease was primarily due to a reduction in costs related to the Company’s Drilling Equipment Group operations as a result of the restructuring discussed above.

Research and Engineering Costs. Research and engineering costs were $13.6 million for the first quarter of 2004 compared to $14.8 million for the same period of 2003. The $1.3 million (8.6%) decrease was due primarily to lower research and engineering costs from the Company’s Drilling Equipment Group operations as a result of the restructuring discussed above.

Operating Profit. Operating profit was $33.0 million for the three months ended March 31, 2004 compared to $41.5 million for the three months ended March 31, 2003. The decline in operating profit was due to the factors discussed above. In addition, operating profit was adversely impacted by the weaker U.S. dollar (compared to the Canadian dollar, pound sterling, euro dollar) in the first quarter of 2004 compared to 2003 by approximately $1.2 million.

Interest Expense. Interest expense was $7.3 million for the three months ended March 31, 2004 compared to $7.9 million for the three months ended March 31, 2003. The decrease in interest expense in 2004 was due to lower effective yields on outstanding debt as a result of three interest rate swap agreements initiated in the second quarter of 2003 with a combined notional amount of $100.0 million associated with the Company’s 7.5% $100.0 million 2008 notes. Under these agreements, the Company receives interest at a fixed rate of 7.5% and pays interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements settle semi-annually and terminate in February 2008. An increase in outside market interest rates of 1% would result in a $1.0 million increase to the Company’s annual interest expense.

Other Expense (Income). Other expense consists of interest income, foreign exchange, and other expense (income). Net other expense was a loss of $1.2 million for the three months ended March 31, 2004 compared to a loss of $1.4 million for the same period of 2003.

Provision for Income Taxes. The Company’s effective tax rate for the first quarter of 2004 was 33.6% for continuing operations, and 46.4% including discontinued operations, compared to 35% for the same period in 2003. These rates vary from the domestic rate of 35%, due to charges not allowed under domestic and foreign jurisdictions, foreign earnings subject to tax rates differing from domestic rates and the benefit from the utilization of the extraterritorial income provisions.

Loss From Discontinued Operations, Net of Tax. During the first quarter of 2004, the Company incurred $11.7 million (net of tax) in charges related to its discontinued rig fabrications business. In late 2003, the Company decided to discontinue its MIL rig fabrication operation as the Company determined that its integrated packages of drilling equipment and structural rig components bore too much risk, and failed to produce a sufficient economic return, and therefore, the Company decided to exit the rig fabrication business and close the MIL Facility in Great Yarmouth, England. The charges incurred in the first quarter of 2004 related to the MIL operation included severance costs for MIL personnel, facility closure costs, additional losses from a $31 million land drilling rig in the Middle East, and other operating losses. By March 31, 2004, the Company had ceased operations at its MIL facility in England.

Net Income. Net income for the first quarter of 2004 was $4.5 million compared to $20.9 million for the first quarter of 2003. The changes in 2004 results compared to 2003 were due to the factors discussed above.

Financial Condition and Liquidity

March 31, 2004

For the three months ended March 31, 2004, cash generated from operating activities was $25.8 million compared to cash used of $3.9 million in the first quarter of 2003. Cash was provided from operations by net income of $4.5 million, non-cash charges of $20.3 million, and a decrease in inventory of $23.4 million. These items were partially offset by an increase in accounts receivable of $3.2 million, an increase in prepaid expenses of $4.5 million, and a decrease in accounts payable and accrued liabilities of $18.7 million. Inventory decreased due to the sale of a $31 million land rig in the first quarter of 2004 related to the discontinued MIL rig fabrication business. Accounts receivable increased due to the outstanding receivables at March 31, 2004 related to the sale of the land rig. Excluding the discontinued operations, days sales outstanding were 83.5 days at March 31, 2004 compared to 86.3 days at December 31, 2003. Prepaid expense increased due to an increase in deferred costs related to outstanding jobs in progress. Accounts payable and accrued liabilities decreased due to lower customer deposits and payments of employee incentive bonuses in the first quarter of 2004.

For the three months ended March 31, 2004, the Company used $18.8 million of cash for investing activities compared to $24.5 million for the same period of 2003. The Company used $7.5 million to make business acquisitions (see Note 3 of Notes to Unaudited Consolidated Financial Statements). Capital spending was $9.7 million in the first quarter of 2004 and was primarily related to the Company’s service businesses.

For the three months ended March 31, 2004, the Company generated $0.5 million of cash from financing activities. The cash generated was primarily from the sale of stock of $6.9 million, offset by treasury stock purchases of $5.5 million.

At March 31, 2004, the Company had $93.2 million of cash and cash equivalents and current and long-term debt of $458.6 million. At December 31, 2003, the Company had cash and cash equivalents of $85.7 million and current and long-term debt of $456.9 million. The Company’s outstanding debt at March 31, 2004 consisted of $149.3 million of 5½% Senior Notes due 2012, $201.2 million of 7¼% Senior Notes due 2011, $99.4 million of 7½% Senior Notes due 2008 and other debt of $8.7 million.

On January 30, 2002, the Company entered into a credit agreement with a syndicate of banks that provided up to $125 million of funds under a revolving credit facility. In addition, the Company also obtained a bilateral letter of credit facility that provided up to $5.0 million of funds. The agreement was amended in the third quarter of 2002 to increase the available funds to $150.0 million. At March 31, 2004, there was $137.1 million of funds available under the revolving credit facility and $2.4 million of funds available under the bilateral letter of credit facility, with $12.9 million and $2.6 million being used for letters of credit, under the revolving credit facility and bilateral letter of credit facility, respectively.

During the third quarter of 2003, the Company’s Board of Directors authorized repurchases of up to $150.0 million of the Company’s outstanding common stock from time to time at the Company’s discretion. As part of this program, the Company repurchased 817,580 shares of common stock at costs of $15.0 million in 2003 and 296,800 shares at a cost of $5.5 million in the first quarter of 2004.

The Company believes that its March 31, 2004 cash and cash equivalents, its credit facility and cash flow from continuing operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

Critical Accounting Policies and Estimates

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments related to bad debts and inventory obsolescence; impairments of long-lived assets, including goodwill; reserves for product warranty claims; and assumptions related to pension and postretirement plans, incentive compensation, medical and workman’s compensation. Note 2 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 contains the accounting policies governing each of these matters. The Company’s estimates are based on historical experience and on its future expectations that it believes are reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from the Company’s current estimates and those differences may be material.

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

Reserves for inventory obsolescence are determined based on historical usage of inventory on-hand as well as the Company’s future expectations related to requirements to provide spare parts for substantial installed base and new products. Changes in worldwide oil and gas drilling activity and the development of new technologies associated with the drilling industry could require the Company to record additional allowances to reduce the value of inventory to the lower of its cost or net realizable value.

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

The Company sponsors several pension and postretirement plans. The Company has two defined benefit pension plans covering substantially all of its employees in Germany (German Plans), a plan providing healthcare and life insurance benefits to certain executives and former retired employees (Retiree Medical Plan) and a supplemental executive retirement plan (SERP). These plans are unfunded. See additional disclosure in Note 9 to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46. Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires the consolidation of each variable interest entity (“VIE”) in which an enterprise absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The Company’s adoption of FIN 46 on January 1, 2004 did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133,

“Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised SFAS 132”). Revised SFAS 132 revises employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”). Revised SFAS 132 requires disclosures in addition to those in the original FASB Statement No. 132. Revised SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. The Company’s adoption of Revised SFAS 132 did not have a material effect on the Company’s financial statements or related footnotes.

In January 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). As permitted under FSP 106-1, the Company has elected to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) until the FASB issues final authoritative guidance. When issued, that final guidance could require the Company to change previously reported information. The guidance in FSP 106-1 is effective for interim or annual financial statements with fiscal years ending after December 7, 2003. The Company does not believe the provisions of FSP 106-1 and the Act will have a material effect on the Company’s financial position, results of operations or cash flows.

Item 3.	Quantitative & Qualitative Disclosures About Market Risk

The Company conducts operations in various countries around the world and is exposed to market risk from changes in interest rates and changes in foreign currency rates. The Company does not believe that it has a material exposure to market risk. The Company does not enter into interest rate or foreign currency transactions for speculative purposes.

Interest Rates

The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. At March 31, 2004, the Company had $458.6 million of outstanding debt. Fixed rate debt included $149.3 million of the 2012 Notes at a fixed interest rate of 5½%, $201.2 million of the 2011 Notes at a fixed interest rate of 7¼% and $99.4 million of the 2008 Notes at a fixed interest rate of 7½%.

As of March 31, 2004, the Company had three interest rate swap agreements with an aggregate notional amount of $100.0 million associated with the Company’s 2008 Notes. Under this agreement, the Company receives interest at a fixed rate of 7½% and pays interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008.

Foreign Currency Exchange Rates

With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, the Company may enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk. The Company had no forward foreign exchange contracts outstanding at March 31, 2004.

The Company has market risk sensitive instruments denominated in foreign currencies totaling $35.5 million as of March 31, 2004, excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect net income by $2.3 million.

Because the Company operates in virtually every oil and gas exploration and production region in the world, it conducts a portion of its business in currencies other than the U.S. dollar. The functional currency for some of the Company’s international operations is the applicable local currency. Although some of the Company’s international revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. During the quarters ended March 31, 2004, and 2003, the Company reported foreign currency losses of $0.4 million and $0.7 million, respectively. The losses were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency.

Assets and liabilities of those foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the common stockholders’ equity section of the Company’s balance sheet. The Company recorded currency translation gains of $1.0 million and $2.7 million for the quarters ended March 31, 2004 and 2003, respectively.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, the Company’s disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those the Company maintains with respect to the Company’s consolidated subsidiaries.

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

PART II—OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the third quarter of 2003, the Company’s Board of Directors authorized repurchases of up to $150,000,000 of the Company’s outstanding common stock from time to time at the Company’s discretion. As a part of this program, the Company repurchased 296,800 shares of Company common stock at an average price of $18.61 per share for a total consideration of approximately $5,523,000 during the first quarter of 2004. As of March 31, 2004, the Company was authorized to purchase at its discretion approximately $129,458,0000 of its common stock in the open market.

A summary of the Company’s repurchase activity for the three months ended March 31, 2004 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	0	$0.00	0	$134,981,000
February 1 – February 29	27,800	$19.42	27,800	$134,441,000
March 1 – March 31	269,000	$18.52	269,000	$129,458,000
1st Qtr 2004	296,800	$18.61	296,800	$129,458,000

Item 6.	Exhibits and reports on Form 8-K

a.	Exhibits

Reference is hereby made to the Exhibit Index commencing on Page 28.

b.	Reports on Form 8-K during the quarter ended March 31, 2004.

There were no reports filed on Form 8-K for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARCO INTERNATIONAL, INC. (Registrant)

Date: May 4, 2004	/s/ CLAY C. WILLIAMS

Clay C. Williams Vice President and Chief Financial Officer, (Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Note No.

3.1	Third Amended and Restated Certificate of Incorporation of Varco International, Inc., dated May 30, 2000.	(Note 1)

3.2	Third Amended and Restated Bylaws.	(Note 1)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Varco International, Inc., dated November 30, 2000.	(Note 1)

4.1	Rights Agreement, dated as of November 29, 2000, by and between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Varco International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	(Note 1)

4.2	Purchase Agreement dated as of October 1, 1991 between the Company and Baker Hughes Incorporated regarding certain registration rights.	(Note 2)

4.3	Registration Rights Agreement dated April 24, 1996 among the Company, SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. And Zink Industries Limited.	(Note 3)

4.4	Registration Rights Agreement dated March 7, 1997 among the Company and certain stockholders of Fiber Glass Systems, Inc.	(Note 4)

4.5	Indenture, dated as of February 25, 1998, between the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $100,000,000 aggregate principal amount of 7.5% Senior Notes due 2008; Specimen Certificate of 7.5% Senior Notes due 2008 (private notes); and Specimen Certificate at 7.5% Senior Notes due 2008 (public notes).	(Note 5)

4.6	Indenture, dated as of May 1, 2001, among the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $200,000,000 aggregate principal amount of 7.25% Senior Notes due 2011; Specimen Certificate of 7.25% Senior Notes due 2011 (private notes); and Specimen Certificate of 7.25% Senior Notes due 2011 (public notes).	(Note 6)

4.7	Indenture, dated as of November 19, 2002, between the Company, the guarantors named therein and The Bank of New York Trust Company of Florida as trustee, relating to $150,000,000 aggregate principal amount of 5.5% Senior Notes due 2012 (private notes) Specimen Certificate of 5.5% Senior Notes due 2012 (private notes); and Specimen Certificate of 5.5% Senior Notes due 2012 (public notes).	(Note 7)

4.8	Registration Rights Agreement dated as of November 19, 2002, among the Company and Salomon Smith Barney Inc.	(Note 7)

10.1	Credit Agreement, dated as of January 30, 2002, among the Company, as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative Agent, Bank One, NA, as Syndication Agent, Credit Suisse First Boston, Cayman Islands Branch, as Documentation Agent, and the other Banks a party thereto.	(Note 8)

10.2*	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)	(Note 23)

10.3*	2003 Equity Participation Plan of Varco International, Inc.	(Note 24)

10.3.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 22)

10.3.2*	Form of Signature Page for Executive Officer Stock Option Agreement

10.4*	Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.	(Note 9)

Exhibit No.	Description	Note No.

10.5*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 10)

10.6*	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)	(Note 23)

10.6.1*	First Amendment to the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of February 19, 2004)

10.7	Lease dated March 7, 1975, as amended	(Note 11)

10.7.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8	(Note 14)

10.7.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 15)

10.8	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 16)

10.8.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10.9	(Note 15)

10.9*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 15)

10.9.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 19)

10.10*	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)	(Note 23)

10.11	Master Leasing Agreement, dated December 18, 1995 between the Company and Heller Financial Leasing, Inc.	(Note 20)

10.12*	Form of Amended and Restated Executive Agreement of certain members of senior management

10.13*	Agreement with George Boyadjieff dated November 29, 2002	(Note 23)

10.13.1*	First Amendment to Agreement with George Boyadjieff dated December 19, 2003

10.14*	Form of Indemnity Agreement	(Note 21)

10.15*	Form of Deferred Stock Unit Award

31.1	Rule 13a/15d-15(e)Certification of Chief Executive Officer

31.2	Rule 13a/15d-15(e) Certification of Chief Financial Officer

32.1(+)	Section 1350 Certification of Chief Executive Officer

32.2(+)	Section 1350 Certification of Chief Financial Officer

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