Form 10-Q
period 2004-06-30
VARCO INTERNATIONAL INC /DE/
filed 2004-08-05
CIK 860097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The Registrant had 97,578,757 shares of common stock outstanding as of August 2, 2004.

VARCO INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VARCO INTERNATIONAL, INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	(in millions)
A S S E T S
Current assets:
Cash and cash equivalents	$86.7	$85.7
Accounts receivable, net	336.2	331.7
Inventory, net	325.6	339.2
Deferred tax assets	17.9	17.0
Prepaid expenses and other	26.1	23.8

Total current assets	792.5	797.4
Property and equipment, net	485.2	488.9
Identified intangibles, net	38.7	31.5
Goodwill, net	455.2	434.0
Other assets, net	10.7	12.5

Total assets	$1,782.3	$1,764.3

L I A B I L I T I E S A N D E Q U I T Y
Current liabilities:
Accounts payable	$81.3	$98.4
Accrued liabilities	119.6	125.7
Income taxes payable	14.0	7.8
Current portion of long-term debt and short-term borrowings	3.8	6.5

Total current liabilities	218.7	238.4
Long-term debt	457.3	450.5
Pension liabilities and post-retirement obligations	30.3	29.5
Deferred taxes payable	47.4	46.2
Other liabilities	6.8	5.5

Total liabilities	760.5	770.1

Commitments and contingencies

Common stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 99,925,517 shares issued and 96,856,137 shares outstanding at June 30, 2004 (99,150,487 shares issued and 96,908,207 shares outstanding at December 31, 2003)	1.0	1.0
Paid in capital	551.7	535.1
Retained earnings	523.3	494.6
Accumulated other comprehensive loss	(7.9)	(6.2)
Less: treasury stock at cost (3,069,380 shares at June 30, 2004 and 2,242,280 shares at December 31, 2003)	(46.3)	(30.3)

Total common stockholders’ equity	1,021.8	994.2

Total liabilities and equity	$1,782.3	$1,764.3

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 (restated)	2004	2003 (restated)
	(in millions, except per share data)
Revenue	$368.9	$355.8	$711.2	$717.3

Cost and expenses:
Cost of services and products sold	271.9	256.4	525.3	515.1
Selling, general and administration	38.5	43.9	80.8	90.3
Research and engineering costs	13.6	16.1	27.1	30.9

Total cost and expenses	324.0	316.4	633.2	636.3

Operating profit	44.9	39.4	78.0	81.0

Other expense (income):
Interest expense	7.6	7.8	15.0	15.7
Interest income	(0.2)	(0.2)	(0.4)	(0.5)
Other, net	1.1	0.1	2.5	1.9

Income from continuing operations before taxes	36.4	31.7	60.9	63.9
Provision for income taxes	12.2	10.6	20.5	21.9

Income from continuing operations	24.2	21.1	40.4	42.0
Loss from discontinued operations, net of tax	—	(6.0)	(11.7)	(6.0)

Net income	$24.2	$15.1	$28.7	$36.0

Earnings per common share:
Basic:
Continuing operations	$0.25	$0.22	$0.42	$0.43
Discontinued operations	—	(0.06)	(0.12)	(0.06)

Net income	$0.25	$0.16	$0.30	$0.37

Dilutive:
Continuing operations	$0.25	$0.21	$0.41	$0.43
Discontinued operations	—	(0.06)	(0.12)	(0.06)

Net income	$0.25	$0.15	$0.29	$0.37

Weighted average number of common shares outstanding:
Basic	96.9	97.4	97.0	97.3
Dilutive effect of employee stock options	0.9	1.0	1.0	0.9

Dilutive	97.8	98.4	98.0	98.2

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003 (restated)
	(in millions)
Cash flows from operating activities:

Net income	$28.7	$36.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.2	32.7
Other non-cash charges	7.6	7.5
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3.9)	(16.4)
Inventory	9.5	(32.1)
Prepaid expenses and other assets	(2.2)	3.3
Accounts payable and accrued liabilities	(25.2)	7.0
Income taxes payable	7.4	(3.6)

Net cash provided by operating activities	58.1	34.4

Cash flows provided by (used for) investing activities:
Capital expenditures	(22.4)	(21.5)
Business acquisitions, net of cash acquired	(28.1)	(18.5)
Other	(1.9)	0.2

Net cash used for investing activities	(52.4)	(39.8)

Cash flows provided by (used for) financing activities:
Borrowings under financing agreements	—	0.1
Principal payments under financing agreements	(4.0)	(6.8)
Proceeds from sale of common stock, net	15.2	5.2
Purchase of treasury stock	(15.9)	—

Net cash used for financing activities	(4.7)	(1.5)

Net increase (decrease) in cash and cash equivalents	1.0	(6.9)

Cash and cash equivalents:

Beginning of period	85.7	106.0

End of period	$86.7	$99.1

Supplemental disclosure of cash flow information:

Cash paid during the six month period for:
Interest	$15.0	$15.9

Taxes	$8.7	$22.5

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2004 and 2003

and as of December 31, 2003

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

In January 2004, the Company announced plans to discontinue its rig fabrication business (Morinoak International Limited or “MIL”). During the first quarter of 2004, MIL completed its last rig, a $31 million land rig, which is presently drilling in the Middle East. The 2003 results have been restated to reflect the MIL operation as discontinued. Previously, these results were included as part of the Company’s Drilling Equipment Group.

The following summarizes the operations of MIL for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$—	$1.6	$39.1	$7.6

Operating loss	$—	$(8.6)	$(16.1)	$(8.6)
Income tax	—	(2.6)	(4.4)	(2.6)

Loss from discontinued operations, net of tax	$—	$(6.0)	$(11.7)	$(6.0)

3.	Acquisitions and Other Investments

The Company completed six acquisitions and other investments in the six months ended June 30, 2004. The combined purchase price for these transactions was approximately $36.0 million including cash consideration of $26.6 million and notes issued of $9.4 million. Goodwill associated with these transactions was approximately $20.4 million. Cash paid in 2004 for 2003 acquisitions was approximately $1.5 million.

4.	Inventory

At June 30, 2004 and December 31, 2003, inventories consisted of the following (in millions):

	June 30, 2004	December 31, 2003
Raw materials	$90.5	$84.2
Work in process	78.2	104.3
Finished goods	197.0	191.7
Inventory reserves	(40.1)	(41.0)

Inventory, net	$325.6	$339.2

5.	Revolver Facility

On June 30, 2004, the Company entered into a credit agreement with a syndicate of banks that provided up to $150.0 million of funds under a revolving credit facility. The facility expires on July 1, 2009. The Company has the right to increase the aggregate commitments under the facility to an aggregate amount of up to $200.0 million.

The facility is currently undrawn and includes a subfacility of $75.0 million for standby and commercial letters of credit. The facility is secured by guarantees of the Company’s material U.S. subsidiaries. The interest rate on the revolver is based on the Company’s rating by S&P and Moody’s which at the time of the agreement resulted in an interest rate of LIBOR + 0.375%, or the prime rate. Facility fees range from 0.1% to 0.25% depending on the Company’s rating.

6.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 (restated)	2004	2003 (restated)
Comprehensive income:
Net income	$24.2	$15.1	$28.7	$36.0
Cumulative translation adjustment	(2.6)	6.4	(1.6)	9.1
Loss from interest rate contract	(0.1)	(0.1)	(0.1)	(0.1)

Total comprehensive income	$21.5	$21.4	$27.0	$45.0

7.	Stock Repurchase Program

During the third quarter of 2003, the Company’s Board of Directors authorized repurchases of up to $150.0 million of the Company’s outstanding common stock from time to time at the Company’s discretion. As a part of this program, the Company repurchased 530,000 shares of Company common stock at an average price of $19.59 per share for a total consideration of approximately $10.4 million during the second quarter of 2004. During the first half of 2004, the Company repurchased 827,000 shares of Company common stock at an average price of $19.23 per share for a total consideration of approximately $15.9 million. As of June 30, 2004, the Company was authorized to purchase at its discretion approximately $119.1 million of its common stock in the open market.

8.	Accounting For Stock-Based Compensation

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

The Company accounts for its stock-based employee compensation plans using the intrinsic value method. If the Company had accounted for its stock-based employee compensation plans using the alternative fair value method, the Company’s pro forma net income and earnings per common share would have been as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 (restated)	2004	2003 (restated)
Net income from continuing operations, as reported	$24.2	$21.1	$40.4	$42.0
Loss from discontinued operations, net of tax	—	(6.0)	(11.7)	(6.0)

Net income, as reported	24.2	15.1	28.7	36.0
Stock-based employee compensation costs, net of related tax effects	1.6	2.1	3.9	3.9

Pro forma net income	$22.6	$13.0	$24.8	$32.1

Earnings per common share:
Basic earnings per common share, as reported:
Continuing operations, as reported	$0.25	$0.22	$0.42	$0.43
Discontinued operations	—	(0.06)	(0.12)	(0.06)

Net income, as reported	$0.25	$0.16	$0.30	$0.37

Basic earnings per common share, proforma:
Continuing operations, proforma	$0.23	$0.19	$0.38	$0.39
Discontinued operations	—	(0.06)	(0.12)	(0.06)

Net income, proforma	$0.23	$0.13	$0.26	$0.33

Dilutive earnings per common share, as reported:
Continuing operations, as reported	$0.25	$0.21	$0.41	$0.43
Discontinued operations	—	(0.06)	(0.12)	(0.06)

Net income, as reported	$0.25	$0.15	$0.29	$0.37

Dilutive earnings per common share, proforma:
Continuing operations, proforma	$0.23	$0.19	$0.37	$0.39
Discontinued operations	—	(0.06)	(0.12)	(0.06)

Net income, pro forma	$0.23	$0.13	$0.25	$0.33

Weighted average number of common shares outstanding:
Basic	96.9	97.4	97.0	97.3

Dilutive	97.8	98.4	98.0	98.2

9.	Business Segments

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

The Company evaluates the performance of its operating segments at the operating profit level which consists of income before interest expense (income), other expense (income) and income taxes. Intersegment sales and transfers are not significant.

Summarized unaudited information for the Company’s reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses not allocated to product lines. Operating profit includes Drilling Equipment Group restructuring costs of $1.8 million and $1.1 million recorded in the first quarter and second quarter of 2004, respectively. The second quarter 2004 operating profit also included a net litigation gain of $3.8 million, comprised of a $4.8 million gain in Other offset by a $1.0 million inventory provision in Drilling Services. See “Drilling Equipment Group Restructuring and MIL Discontinued Operations” in Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 (restated)	2004	2003 (restated)
	(in millions)
Revenue:
Drilling Equipment	$104.3	$121.4	$201.1	$254.6
Tubular Services	132.5	108.0	251.0	212.8
Drilling Services	75.6	69.9	150.1	139.3
Coiled Tubing & Wireline Products	56.5	56.5	109.0	110.6

Total	$368.9	$355.8	$711.2	$717.3

Operating Profit:
Drilling Equipment	$13.4	$15.1	$20.6	$32.8
Tubular Services	22.6	15.4	38.8	28.5
Drilling Services	8.8	11.5	22.2	24.9
Coiled Tubing & Wireline Products	11.0	11.0	20.3	21.9
Other	(10.9)	(13.6)	(23.9)	(27.1)

Total	$44.9	$39.4	$78.0	$81.0

10.	Unaudited Condensed Consolidating Financial Information

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

The following condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003 and related condensed consolidating statements of income for the three and six months ended June 30, 2004 and 2003 and statement of cash flows for the six months ended June 30, 2004 and 2003 should be read in conjunction with the notes to these unaudited consolidated financial statements.

10.	Unaudited Condensed Consolidating Financial Information (cont’d)

Balance Sheet

	June 30, 2004
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$5.2	$35.5	$46.0	$—	$86.7
Accounts receivable, net	159.0	1,366.5	877.4	(2,066.7)	336.2
Inventory, net	—	231.5	94.1	—	325.6
Deferred tax asset	—	14.0	3.9	—	17.9
Other current assets	—	9.3	16.8	—	26.1

Total current assets	164.2	1,656.8	1,038.2	(2,066.7)	792.5

Investment in subsidiaries	1,439.5	635.2	—	(2,074.7)	—
Property and equipment, net	—	313.9	171.3	—	485.2
Identified intangibles, net	—	35.7	3.0	—	38.7
Goodwill, net	—	273.1	182.1	—	455.2
Other assets, net	3.6	4.6	2.5	—	10.7

Total assets	$1,607.3	$2,919.3	$1,397.1	$(4,141.4)	$1,782.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$118.0	$1,357.9	$672.1	$(2,066.7)	$81.3
Accrued liabilities	6.0	66.5	47.1	—	119.6
Income taxes payable	—	14.4	(0.4)	—	14.0
Current portion of long-term debt	—	2.3	1.5	—	3.8

Total current liabilities	124.0	1,441.1	720.3	(2,066.7)	218.7

Long-term debt	444.5	11.2	1.6	—	457.3
Pension liabilities	17.0	—	13.3	—	30.3
Deferred taxes payable	—	27.4	20.0	—	47.4
Other liabilities	—	—	6.8	—	6.8

Total liabilities	585.5	1,479.7	762.0	(2,066.7)	760.5

Common stockholders’ equity:
Common stock	1.0	—	—	—	1.0
Paid in capital	551.7	786.7	286.7	(1,073.4)	551.7
Retained earnings	523.3	654.0	355.2	(1,009.2)	523.3
Accumulated other comprehensive loss	(7.9)	(1.1)	(6.8)	7.9	(7.9)
Treasury stock	(46.3)	—	—	—	(46.3)

Total common stockholders’ equity	1,021.8	1,439.6	635.1	(2,074.7)	1,021.8

Total liabilities and equity	$1,607.3	$2,919.3	$1,397.1	$(4,141.4)	$1,782.3

10.	Unaudited Condensed Consolidating Financial Information (cont’d)

Balance Sheet

	Year Ended December 31, 2003
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$5.9	$49.9	$29.9	$—	$85.7
Accounts receivable, net	198.6	1,292.9	875.2	(2,035.0)	331.7
Inventory, net	—	196.6	142.6	—	339.2
Deferred tax assets	—	14.2	2.8	—	17.0
Other current assets	—	12.4	11.4	—	23.8

Total current assets	204.5	1,566.0	1,061.9	(2,035.0)	797.4
Investment in subsidiaries	1,375.9	608.9	—	(1,984.8)	—
Property and equipment, net	—	311.3	177.6	—	488.9
Identifiable intangibles, net	—	28.6	2.9	—	31.5
Goodwill, net	—	304.7	129.3	—	434.0
Other assets, net	3.5	6.6	2.4	—	12.5

Total assets	$1,583.9	$2,826.1	$1,374.1	$(4,019.8)	$1,764.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$118.1	$1,323.0	$692.3	$(2,035.0)	$98.4
Accrued liabilities	9.9	72.4	43.4	—	125.7
Income taxes	—	14.7	(6.9)	—	7.8
Current portion of long-term debt	—	4.2	2.3	—	6.5

Total current liabilities	128.0	1,414.3	731.1	(2,035.0)	238.4
Long-term debt	445.8	3.0	1.7	—	450.5
Pension liabilities	15.9	—	13.6	—	29.5
Deferred taxes payable	—	27.7	18.5	—	46.2
Other liabilities	—	5.2	0.3	—	5.5

Total liabilities	589.7	1,450.2	765.2	(2,035.0)	770.1

Common stock	1.0	—	—	—	1.0
Paid in capital	535.1	768.4	278.4	(1,046.8)	535.1
Retained earnings	494.6	608.6	335.7	(944.3)	494.6
Cumulative translation adjustment	(6.2)	(1.1)	(5.2)	6.3	(6.2)
Treasury stock	(30.3)	—	—	—	(30.3)

Total common stockholders’ equity	994.2	1,375.9	608.9	(1,984.8)	994.2

Total liabilities and equity	$1,583.9	$2,826.1	$1,374.1	$(4,019.8)	$1,764.3

10.	Unaudited Condensed Consolidating Financial Information (cont’d)

Statements of Income

	Three Months Ended June 30, 2004
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in millions)
Revenue	$—	$270.2	$146.8	$(48.1)	$368.9
Cost of sales	—	209.6	110.4	(48.1)	271.9
Selling, general and administrative	0.7	26.7	11.1	—	38.5
Research and engineering costs	—	11.8	1.8	—	13.6

Total costs	0.7	248.1	123.3	(48.1)	324.0

Operating profit (loss)	(0.7)	22.1	23.5	—	44.9
Other expenses (income)	0.5	(0.1)	0.5	—	0.9
Interest expense	7.5	—	0.1	—	7.6

Income (loss) from continuing operations before taxes	(8.7)	22.2	22.9	—	36.4
Provision for income taxes	—	3.6	8.6	—	12.2

Income (loss) from continuing operations	(8.7)	18.6	14.3	—	24.2
Loss from discontinued operations, net	—	—	—	—	—
Equity in net income of subsidiaries	32.9	14.3	—	(47.2)	—

Net income	$24.2	$32.9	$14.3	$(47.2)	$24.2

	Three Months Ended June 30, 2003 (restated)
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in millions)
Revenue	$—	$260.4	$134.0	$(38.6)	$355.8
Cost of Sales	—	195.4	99.6	(38.6)	256.4
Selling, general and administrative	—	31.4	12.5	—	43.9
Research and engineering costs	—	14.4	1.7	—	16.1

Total costs	—	241.2	113.8	(38.6)	316.4

Operating profit	—	19.2	20.2	—	39.4
Other expenses (income)	0.3	(0.2)	(0.2)	—	(0.1)
Interest expense	7.6	—	0.2	—	7.8

Income (loss) from continuing operations before taxes	(7.9)	19.4	20.2	—	31.7
Provision for taxes	—	4.7	5.9	—	10.6

Income (loss) from continuing operations	(7.9)	14.7	14.3	—	21.1
Loss from discontinued operations, net	—	—	(6.0)	—	(6.0)
Equity in net income of subsidiaries	23.0	8.3	—	(31.3)	—

Net income	$15.1	$23.0	$8.3	$(31.3)	$15.1

	Six Months Ended June 30, 2004
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in millions)
Revenue	$—	$507.9	$296.1	$(92.8)	$711.2
Cost of Sales	—	396.8	221.3	(92.8)	525.3
Selling, general and administrative	1.2	56.5	23.1	—	80.8
Research and engineering costs	—	23.5	3.6	—	27.1

Total costs	1.2	476.8	248.0	(92.8)	633.2

Operating profit (loss)	(1.2)	31.1	48.1	—	78.0
Other expenses (income)	0.9	(0.2)	1.4	—	2.1
Interest expense	14.6	0.2	0.2	—	15.0

Income (loss) from continuing operations before taxes	(16.7)	31.1	46.5	—	60.9
Provision for taxes	—	5.2	15.3	—	20.5

Income (loss) from continuing operations	(16.7)	25.9	31.2	—	40.4
Loss from discontinued operations, net	—	—	(11.7)	—	(11.7)
Equity in net income of subsidiaries	45.4	19.5	—	(64.9)	—

Net income	$28.7	$45.4	$19.5	$(64.9)	$28.7

	Six Months Ended June 30, 2003 (restated)
	Varco International, Inc. (Parent Company only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in millions)
Revenue	$—	$541.3	$264.6	$(88.6)	$717.3
Cost of Sales	—	418.8	184.9	(88.6)	515.1
Selling, general and administrative	—	65.2	25.1	—	90.3
Research and engineering costs	—	27.7	3.2	—	30.9

Total costs	—	511.7	213.2	(88.6)	636.3

Operating profit	—	29.6	51.4	—	81.0
Other expenses (income)	0.9	(0.3)	0.8	—	1.4
Interest expense	15.1	0.2	0.4	—	15.7

Income (loss) from continuing operations before taxes	(16.0)	29.7	50.2	—	63.9
Provision for taxes	—	4.8	17.1	—	21.9

Income (loss) from continuing operations	(16.0)	24.9	33.1	—	42.0
Loss from discontinued operations, net	—	—	(6.0)	—	(6.0)
Equity in net income of subsidiaries	52.0	27.1	—	(79.1)	—

Net income	$36.0	$52.0	$27.1	$(79.1)	$36.0

10.	Unaudited Condensed Consolidating Financial Information (cont’d)

Statement of Cash Flows

	Six Months Ended June 30, 2004
	Varco International, Inc. (Parent Company Only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in millions)
Net cash provided by operating activities	$0.1	$24.1	$33.9	$—	$58.1

Net cash used for investing activities:
Capital expenditures	—	(17.0)	(5.4)	—	(22.4)
Business acquisitions, net of cash acquired	—	(19.7)	(8.4)	—	(28.1)
Other	—	—	(1.9)	—	(1.9)

Net cash used for investing activities	—	(36.7)	(15.7)	—	(52.4)

Cash flows provided by (used for) financing activities:
Net payments under financing agreements	(0.1)	(1.8)	(2.1)	—	(4.0)
Net proceeds from sale of common stock	15.2	—	—	—	15.2
Purchase of treasury stock	(15.9)	—	—	—	(15.9)

Net cash used for financing activities	(0.8)	(1.8)	(2.1)	—	(4.7)

Net increase (decrease) in cash and cash equivalents	(0.7)	(14.4)	16.1	—	1.0

Beginning of period	5.9	49.9	29.9	—	85.7

End of period	$5.2	$35.5	$46.0	$—	$86.7

10.	Unaudited Condensed Consolidating Financial Information (cont’d)

Statement of Cash Flows

	Six Months Ended June 30, 2003
	Varco International, Inc. (Parent Company Only)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Varco International, Inc.
	(in millions)
Net cash provided by (used for) operating activities	$(0.6)	$24.8	$10.2	$—	$34.4

Net cash provided by (used for) investing activities:
Capital expenditures	—	(14.9)	(6.6)	—	(21.5)
Business acquisitions, net of cash acquired	—	(18.2)	(0.3)	—	(18.5)
Other	—	—	0.2	—	0.2

Net cash used for investing activities	—	(33.1)	(6.7)	—	(39.8)

Cash flows provided by (used for) financing activities:
Net payments under financing agreements	(1.1)	(1.1)	(4.5)	—	(6.7)
Net proceeds from sale of common stock	5.2	—	—	—	5.2

Net cash provided by (used for) financing activities	4.1	(1.1)	(4.5)	—	(1.5)

Net increase (decrease) in cash and cash equivalents	3.5	(9.4)	(1.0)	—	(6.9)

Beginning of period	4.2	63.6	38.2	—	106.0

End of period	$7.7	$54.2	$37.2	$—	$99.1

11.	New Accounting Standards

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

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company does not believe the provisions of FSP 106-2 and the Act will have a material effect on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risk and uncertainties. The Company’s expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the oil and gas industry in general are only forecasts regarding these matters. These and other forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include those factors listed under “Risk Factors” below and other factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under the caption “Factors Affecting Future Operating Results.” In addition, the Company’s backlog is based upon anticipated revenues from customer orders that the Company believes are firm. In accordance with industry practice, orders or commitments to purchase the Company’s products generally can be cancelled by customers at any time. In addition, orders and commitments are sometimes modified before or during manufacturing of the products. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

Executive Summary

The Company’s second quarter results generally benefited from high oilfield activity levels, and a growth in demand for capital equipment by well remediation contractors, pressure pumping providers, and drilling contractors. Backlogs for the Company’s Coiled Tubing & Wireline Products and Drilling Equipment Group both rose in the second quarter, in contrast to 2003, when backlogs fell for both Groups during the year.

The continuing operations of the Drilling Equipment Group generated substantially improved operating margins compared to the first half of 2003 and to the first quarter of 2004, excluding $1.8 million and $1.1 million in Drilling Equipment Group restructuring costs from the first and second quarter of 2004, respectively. This improvement was due to the Company’s efforts to restructure and reduce the fixed costs of this Group, and boost its efficiency. Overhead costs for the Group moved down, as expected, and the Group benefited from higher sales of aftermarket spare parts, repairs and services (totaling 62% of Group revenue in the second quarter), and improved results from the installation and commissioning operations. The Company is continuing its efforts to reduce fixed costs and streamline manufacturing by shifting manufacturing to its Mexicali, Mexico operation, where it has operated for 20 years. These initiatives are generally proceeding well, and in accordance with the Company’s plans announced earlier in 2004. However, operating percent margins may decline slightly in the third quarter due to an expected higher mix of pass-through third party revenue at low margins. Order intake for continuing operations for each of the first two quarters of 2004 is greater than the order intake for any quarter in 2003. Backlog rose 11% from the first quarter, to $126.1 million.

The Tubular Services produced excellent results in the second quarter of 2004. Revenue rose 12% from the first quarter of 2004, and the Group generated 45% operating leverage (incremental operating profit divided by incremental revenue), in spite of the seasonal downturn in Canada due to breakup. Compared to the prior year’s second quarter, revenue rose 23% at 29% operating leverage. Tubular inspection operations are generally experiencing higher demand for services, as steel mills and pipe processors have increased activity to meet high oilfield demand for casing and tubing, and as higher steel prices generate additional demand for the used tubing and sucker rod reclamation services the Group provides. The tubular coating business is also experiencing rising demand due to higher volumes of new drillpipe entering the marketplace. Pipeline inspection services posted good results in the second quarter as well, moving out of the seasonally slow first quarter. The Company expects demand for its new ultrasonic inspection technology to fuel strong results for the remainder of the year in this business. Fiberglass pipe revenues were strong in the second quarter, due to sales of pipe into a number of international markets with high water cuts. New international customers appear to be discovering the corrosion protection advantages that fiberglass pipe offers in oilfield applications.

Margins from the Drilling Services were somewhat disappointing in the second quarter. Seasonal breakup in Canada resulted in a sequential decline in operating profit for Drilling Services of approximately $5.2 million. Revenue declines in Canada were generally offset by gains in U.S. instrumentation services, Eastern Hemisphere solids control services, and equipment sales, but these came at lower incremental margins, resulting in an adverse revenue mix change as compared to the first quarter. A number of important markets, including the Gulf of Mexico, the North Sea and Latin America, remained slow in the second quarter. Rig instrumentation services in the U.S. are benefiting from the high level of land drilling activity, and as a result the domestic instrumentation business increased 16%. The Company’s rig instrumentation business continues to gain new customer accounts amongst the land drilling contractors, utilizing its infrastructure to bring new technology to market. Compared to the second quarter of last year, Drilling Services revenues rose 8%, but operating margins declined from 16.5% to 11.6%. High-margin work in Latin America declined year-over-year, which was offset by higher revenue levels and the impact of acquisitions in North America and the Eastern Hemisphere at lower margins. Additionally, adverse foreign currency exchange movements related to the weaker U.S Dollar drove revenues $0.8 million higher and operating profit $0.3 million lower year-over-year.

The Coiled Tubing & Wireline Products posted record levels of new orders during each of the first two quarters of 2004. Its strong second quarter performance was led by the sale of coiled tubing through the Quality Tubing business, which announced a 9% price increase in early July. The Group’s revenue rose 7% from the first quarter of 2004, and the Group generated 45% operating leverage (incremental operating profit divided by incremental revenue). Compared to the second quarter of 2003 Coiled Tubing & Wireline Products sales and operating profit were unchanged. Increases in Quality Tubing sales were fully offset by declines in equipment sales. Backlog for the Group increased 35% sequentially, and 61% compared to the prior year.

Outlook for the Company’s business for the second half of 2004 is very good. The Company expects high oil and gas activity levels to continue, which should benefit financial results through the second half of 2004. The Company considers itself well-positioned to benefit from strong levels of drilling across North America, the Middle East and the Far East, areas the Company believes will offer the highest levels of opportunity. High starting backlogs in Drilling Equipment and Coiled Tubing & Wireline Products, and cost reductions and restructuring initiatives in the Drilling Equipment Group, should help produce stronger results in the second half. Drilling Services is expected to strengthen in the second half of 2004, as Canada emerges from seasonal breakup, as the Company expects to ship more solids control and rig control equipment in the second half, and as projects in Latin America start up. The outlook for Tubular Services forecasts continued strong results in most areas. The Group should benefit from the emergence of the Canadian market from seasonal breakup, continued high fiberglass activity, strengthening pipeline inspection activity, and continuing high inspection and coating activity, including the effects of rising new drillpipe sales and of modest price increases in North America.

General Operating Environment

The Company’s results depend on, among other things, the level of worldwide oil and gas drilling; well remediation activity; the prices of oil and gas; capital spending by other oilfield service companies and drilling contractors; pipeline maintenance activity; and worldwide oil and gas inventory levels. Key industry indicators for the second quarters of 2004 and 2003, and the first quarter of 2004 include the following:

	2Q04*	2Q03*	1Q04*	% 2Q04 v 2Q03	% 2Q04 v 1Q 04
Active Drilling Rigs:
U.S.	1,163	1,028	1,119	13.1%	3.9%
Canada	202	203	528	(0.5%)	(61.7%)
International	838	765	797	9.5%	5.1%

Worldwide	2,203	1,996	2,444	10.4%	(9.9%)

Active Workover Rigs:
U.S.	1,201	1,147	1,190	4.7%	0.9%
Canada	420	213	668	97.2%	(37.1%)

North America	1,621	1,360	1,858	19.2%	(12.8%)

West Texas Intermediate Crude prices (per barrel)	$38.36	$29.23	$35.23	31.2%	8.9%

Natural Gas Prices ($/mbtu)	$6.10	$5.64	$5.61	8.2%	8.7%

*	Average for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and International rig activity and West Texas Intermediate Oil prices for the past nine quarters on a quarterly basis:

Source:	Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 10% (from 1,996 to 2,203) and 13% (from 1,028 to 1,163), respectively, in the second quarter of 2004 compared to the second quarter of 2003. The average per barrel price of West Texas Intermediate Crude increased 31% (from $29.23 to $38.36) while natural gas prices increased 8% (from $5.64 mmbtu to $6.10 mmbtu) in the second quarter of 2004 compared to the second quarter of 2003. Second quarter 2004 natural gas prices of $6.10 mmbtu represented a 9% sequential increase over the first quarter of 2004 and was the second highest quarterly average price during the past 13 quarters. These high commodity prices and corresponding high rig activity benefited the Company’s services businesses in the second quarter of 2004. Tubular Services and Drilling Services revenue was up 23% and 8%, respectively, in the second quarter of 2004 compared to the same period of 2003.

U.S. rig activity at July 23, 2004 was 1,216 rigs compared to the second quarter 2004 average of 1,163 rigs. Canadian rig activity was 380 rigs at July 23, 2004 compared to the second quarter 2004 average of 202 rigs as activity increased in this region due to the recovery from the second quarter seasonal Canadian breakup. The Company believes that current industry projections are forecasting commodity prices to remain strong as compared to recent years, and, as a result, U.S. and international drilling rig activity is expected to continue to be strong. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the recovery of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Drilling Equipment Group Restructuring and MIL Discontinued Operations

Drilling Equipment Group revenue from continuing operations was $201.1 million during the first half of 2004, a decrease of $53.6 million (21.0%) compared to the first half of 2003. The group’s operating profit from continuing operations and excluding restructuring charges of $2.9 million, was down $9.3 million, from $32.8 million for the first six months of 2003 to $23.5 million in the same period of 2004.

The decline in the Drilling Equipment Group operating profit reflects in part the softening market for capital drilling equipment in 2003 and into the first part of 2004, as well as adverse movements in the Company’s mix of drilling equipment unit sales (rig floor equipment and handling tools declined, while pressure control equipment sales increased). As a result of the declining market throughout 2003 and into the first part of 2004, the Company began a significant restructuring of its Drilling Equipment Group operations in the second half of 2003. The Company has consolidated certain sales, engineering and administrative functions of the Drilling Equipment Group from California into Houston, and has moved certain labor intensive manufacturing operations from its plant in Orange, California to Mexico. The restructuring which began in the second half of 2003 began to show a positive impact on operating profit margins in the second quarter of 2004, as continuing operating profit percent was at 14.0% on $104.3 million of revenue, the highest operating profit percent recorded since the fourth quarter of 2002.

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

Results of Operations

Three and Six Months Ended June 30, 2004 and 2003

Revenue. Revenue from continuing operations was $368.9 million and $711.2 million for the second quarter and first half of 2004, an increase of $13.1 million (3.7%) and a decrease of $6.1 million (0.9%) compared to the second quarter and first half of 2003, respectively. The increase in second quarter revenue was due to greater revenue from the Company’s services businesses including Tubular Services and Drilling Services offset to some degree by a decrease in revenue from the Company’s Drilling Equipment business. The following table summarizes the Company’s revenue by operating segment in the second quarter and first half of 2004 and 2003 (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
			Variance				Variance
	2004	2003	$	%	2004	2003	$	%
		(restated)				(restated)
Revenue:
Drilling Equipment	$104.3	$121.4	$(17.1)	(14.1%)	$201.1	$254.6	$(53.5)	(21.0%)
Tubular Services	132.5	108.0	24.5	22.7%	251.0	212.8	38.2	18.0%
Drilling Services	75.6	69.9	5.7	8.2%	150.1	139.3	10.8	7.8%
Coiled Tubing & WL	56.5	56.5	—	—	109.0	110.6	(1.6)	(1.4%)

Total	$368.9	$355.8	$13.1	3.7%	$711.2	$717.3	$(6.1)	(0.9%)

Revenue from the Company’s Drilling Equipment Group continuing operations in the second quarter and first half of 2004 was $104.3 million and $201.1 million, a decrease of $17.1 million (14%) and $53.5 million (21%) compared to the same periods of 2003. The decrease was a result of large shipments of capital equipment, primarily from the Group’s Shaffer division in the first quarter of 2003 and the Group’s Rig Floor Equipment division in the second quarter of 2003. New orders for the three months ended June 30, 2004 were $116.8 million compared to $113.7 million for the same period of 2003, while backlog at June 30, 2004 was $126.1 million compared to $135.7 million at June 30, 2003. Sequentially, backlog increased by $12.5 million (11%) at June 30, 2004 compared to March 31, 2004, and is up $42.7 million (51%) from December 31, 2003, the Group’s lowest backlog level since the end of 2000. In addition, subsequent to June 30, 2004, the Company secured an order for a drilling equipment package totaling approximately $13 million.

Tubular Services revenue was $132.5 million and $251.0 million for the second quarter and first half of 2004, respectively, representing increases of $24.5 million (23%) and $38.2 million (18%), respectively, compared to the same periods of 2003. The increase was due to greater revenue from the Company’s U.S. and Latin America inspection operations, greater worldwide fiberglass pipe sales, and an increase in pipeline inspection revenue. U.S. inspection revenue increased $3.2 million primarily as a result of an increase in activity as evidenced by a 13% increase in U.S. rig activity in the second quarter of 2004 compared to the second quarter of 2003. Latin America inspection activity increased $2.8 million in the second quarter of 2004 compared to the same period of 2003 due primarily to two acquisitions of Latin America inspection operations in the second half of 2003. Revenue from the Company’s Fiberglass operations increased $5.2 million over the prior year quarter due to increased oilfield activity in large international projects in the Middle East, the Caspian region, and Africa, and due to an increase in the industrial fiberglass operations which benefited from greater demand for dual-containment gasoline station fiberglass piping. Pipeline inspection revenue increased $5.3 million due to strengthening market demand throughout the Western Hemisphere.

Drilling Services revenue was $75.6 million and $150.1 million for the second quarter and first half of 2004, representing an increase of $5.7 million (8%) and $10.8 million (8%) compared to the same periods of 2003. The second quarter 2004 increase was primarily due to a $5.3 million increase in revenue from the Company’s North America Solids Control and Instrumentation businesses which also benefited from an increase in rig activity. In addition, revenue was up due to five acquisitions related to Drilling Services completed in 2003 and 2004. These increases were offset somewhat by lower V-ICIS equipment sales which declined $3.3 million.

Coiled Tubing & Wireline Products revenue was $56.5 million and $109.0 million for the second quarter and first half of 2004, equal to the second quarter of 2003 and down $1.6 million (1%) compared to the first half of 2003. Increased revenue from the Company’s Quality Tubing operations was offset by lower revenue from the Company’s coiled tubing and wireline equipment sales during the second quarter of 2004. Coiled Tubing & Wireline Products backlog was $73.6 million at June 30, 2004, an increase of $36.6 million (99%) from December 31, 2003. Orders for the second quarter of 2004 from Coiled Tubing & Wireline Products was a record $75.6 million, an improvement of $23.8 million (46%) compared to the second quarter of 2003.

Gross Profit. Gross profit was $97.0 million (26.3% of revenue) and $185.9 million (26.1% of revenue) for the second quarter and first half of 2004 compared to $99.4 million (27.9% of revenue) and $202.2 million (28.2% of revenue) for the same periods of 2003.

The decline in gross profit dollars and margins was primarily attributable to a decline in Drilling Equipment revenue and profits (including restructuring charges of $1.1 million and $2.9 million for the second quarter and first half of 2004, respectively) – see the above discussion of “Drilling Equipment Group Restructuring and MIL Discontinued Operations.” In addition, the Company recorded a $1.0 million inventory provision related to a litigation matter settled in the second quarter of 2004. These negative results were offset to some extent by stronger revenue and profit margins from the Company’s Tubular Services business.

Selling, General, and Administrative Costs. Selling, general, and administrative costs were $38.5 million (10.4% of revenue) and $80.8 million (11.4% of revenue) for the three and six months ended June 30, 2004, respectively, compared to $43.9 million (12.3% of revenue) and $90.3 million (12.6% of revenue) for the same periods of 2003. The decrease in the second quarter of 2004 was primarily related to a $4.8 million gain related to a litigation matter in the second quarter of 2004. In addition, selling, general, and administrative costs declined due to a reduction in costs related to the Company’s Drilling Equipment Group operations as a result of the restructuring discussed above.

Research and Engineering Costs. Research and engineering costs were $13.6 million and $27.1 million for the second quarter and first half of 2004, respectively, compared to $16.1 million and $30.9 million for the same periods of 2003, respectively. The decrease in 2004 was due primarily to lower research and engineering costs from the Company’s Drilling Equipment Group operations as a result of the restructuring discussed above.

Operating Profit. Operating profit was $44.9 million and $78.0 million for the three and six months ended June 30, 2004, respectively, compared to $39.4 million and $81.0 million for the three months and six months ended June 30, 2003. The changes in operating profit were due to the factors discussed above. In addition, operating profit was adversely impacted by the weaker U.S. dollar (compared to the Canadian dollar, pound sterling and euro) in the second quarter of 2004 compared to 2003 by approximately $1.4 million.

Interest Expense. Interest expense was $7.6 million and $15.0 for the three and six months ended June 30, 2004 compared to $7.8 million and $15.7 million for the three and six months ended June 30, 2003. The decrease in interest expense in 2004 was due to lower effective yields on outstanding debt as a result of three interest rate swap agreements initiated in the second quarter of 2003 with notional amounts of $100.0 million associated with the Company’s 2008 notes. Under these agreements, the Company receives interest at a fixed rate of 7.5% and pays interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. An increase in outside market interest rates of 1% would result in a $1.0 million increase to the Company’s annual interest expense.

Other Expense (Income). Other expense consists of interest income, foreign exchange, and other expense (income). Net other expense were losses of $0.9 million and $2.1 million for the second quarter and first half of 2004 compared to a net gain of $0.1 million for the second quarter of 2003 and a net loss of $1.4 million for the first half of 2003. The increase in the 2004 second quarter expense was due to greater foreign exchange gains in 2003.

Provision for Income Taxes. The Company’s effective tax rate for the first half of 2004 was 33.6% for continuing operations, and 36.0% including discontinued operations compared to 34.9% for the same period in 2003. These rates vary from the domestic rate of 35.0%, due to charges not allowed under domestic and foreign jurisdictions, foreign earnings subject to tax rates differing from domestic rates and the benefit from the utilization of the extraterritorial income provisions.

Loss From Discontinued Operations, Net of Tax. During the first quarter of 2004, the Company incurred $11.7 million (net of tax) in charges related to its discontinued rig fabrications business. In January 2004 the Company announced plans to discontinue its MIL rig fabrication operation as a result of continuing losses from the MIL operation and the Company’s failure to integrate the rig fabrication business with the Company’s Drilling Equipment operations. The charges incurred in the first quarter of 2004 related to the MIL operation included severance costs for MIL personnel, facility closure costs, additional losses from a $31 million land drilling rig in the Middle East, and other operating losses. At March 31, 2004, the MIL operation had ceased operations at its MIL facility in England.

Net Income. Net income for the second quarter and first half of 2004 was $24.2 million and $28.7 million, respectively, compared to $15.1 million and $36.0 million for the same periods of 2003. The changes in 2004 results compared to 2003 were due to the factors discussed above.

Financial Condition and Liquidity

June 30, 2004

For the six months ended June 30, 2004, cash generated from operating activities was $58.1 million compared to cash generated of $34.4 million for the first six months of 2003. Cash was provided from operations by net income of $28.7 million, non-cash charges of $43.8 million, a decrease in inventory of $9.5 million, and an increase in income taxes payable of $7.4 million. These items were partially offset by an increase in accounts receivable of $3.9 million, an increase in prepaid expenses of $2.2 million, and a decrease in accounts payable and accrued liabilities of $25.2 million. Inventory decreased due to the sale of a $31 million land rig in the first quarter of 2004 related to the discontinued MIL rig fabrication business. Accounts receivable increased due to greater revenue in the second quarter of 2004 compared to the fourth quarter of 2003 (an increase of $20.5 million or 6%). Excluding the discontinued operations, days sales outstanding were 79.1 days at June 30, 2004 compared to 86.3 days at December 31, 2003. Accounts payable and accrued liabilities decreased due to lower customer deposits and payments of employee incentive bonuses in the first quarter of 2004.

For the six months ended June 30, 2004, the Company used $52.4 million of cash for investing activities compared to $39.8 million for the same period of 2003. The Company used $28.1 million to make business acquisitions (see Note 3 of Notes to Unaudited Consolidated Financial Statements). Capital spending was $22.4 million in the first half of 2004 and was primarily related to the Company’s service businesses.

For the six months ended June 30, 2004, the Company used $4.7 million of cash from financing activities compared to $1.5 million for the first half of 2003. The cash used was primarily for the purchase of treasury stock of $15.9 million, offset by stock proceeds of $15.2 million.

At June 30, 2004, the Company had $86.7 million of cash and cash equivalents and current and long-term debt of $461.1 million. At December 31, 2003, the Company had cash and cash equivalents of $85.7 million and current and long-term debt of $457.0 million. The Company’s outstanding debt at June 30, 2004 consisted of $149.3 million of 51/2% Senior Notes due 2012, $201.1 million of 71/4% Senior Notes due 2011, $99.5 million of 71/2% Senior Notes due 2008 and other debt of $11.2 million.

On June 30, 2004, the Company entered into a credit agreement with a syndicate of banks that provided up to $150 million of funds under a revolving credit facility. In addition, the Company also obtained a bilateral letter of credit facility that provided up to $7.0 million of funds. At June 30, 2004, there was $138.0 million of funds available under the revolving credit facility and $2.9 million of funds available under the bilateral letter of credit facility, with $12.0 million and $4.1 million being used for letters of credit, under the revolving credit facility and bilateral letter of credit facility, respectively.

During the third quarter of 2003, the Company’s Board of Directors authorized repurchases of up to $150.0 million of the Company’s outstanding common stock from time to time at the Company’s discretion. As part of this program, the Company repurchased 817,580 shares of common stock at a cost of $15.0 million in 2003 and 827,000 shares at a cost of $15.9 million through the second quarter of 2004.

The Company believes that its June 30, 2004 cash and cash equivalents, its credit facility and cash flow from continuing operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

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

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company does not believe the provisions of FSP 106-2 and the Act will have a material effect on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative & Qualitative Disclosures About Market Risk

The Company conducts operations in various countries around the world and is exposed to market risk from changes in interest rates and changes in foreign currency rates. The Company does not enter into interest rate or foreign currency transactions for speculative purposes.

Interest Rates

The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. At June 30, 2004, the Company had $461.1 million of outstanding debt. Fixed rate debt included $149.3 million of the 2012 Notes at a fixed interest rate of 5 1/2%, $201.2 million of the 2011 Notes at a fixed interest rate of 7¼% and $99.4 million of the 2008 Notes at a fixed interest rate of 7 1/2%.

As of June 30, 2004, the Company had three interest rate swap agreements with an aggregate notional amount of $100.0 million associated with the Company’s 2008 Notes. Under this agreement, the Company receives interest at a fixed rate of 7 1/2% and pays interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008.

Foreign Currency Exchange Rates

Because the Company operates in virtually every oil and gas exploration and production region in the world, it conducts a portion of its business in currencies other than the U.S. dollar. The functional currency for some of the Company’s international operations is the applicable local currency. Although some of the Company’s international revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. During the quarters ended June 30, 2004, and 2003, the Company reported foreign currency gains of $.1 million and $.7 million, respectively. The gains were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency.

With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, the Company may enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from sales or expenses denominated in a nonfunctional currency, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted nonfunctional currency revenue and expenses with forward contracts.

At June 30, 2004, the Company expects to reclassify $33,000 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual occurrence of the forecasted sales or expenses.

The Company has market risk sensitive instruments denominated in foreign currencies totaling $25.0 million as of June 30, 2004, excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect net income by $1.6 million.

Assets and liabilities of those foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the common stockholders’ equity section of the Company’s balance sheet. The Company recorded currency translation gains (losses) of ($2.6) million and $6.4 million for the quarters ended June 30, 2004 and 2003, respectively.

Risk Factors

Downturns in the oil and gas industry have had, and may in the future have, a negative effect on the Company’s sales and profitability.

Demand for most of the Company’s products and services, and therefore its revenues, depend to a large extent upon the level of capital expenditures related to oil and gas exploration, production, development and processing. Declines, as well as anticipated declines, in oil and gas prices could negatively affect the level of oil and gas exploration, production, development and processing. Factors that contribute to the volatility of oil and gas prices include the following:

•	access to capital by oil and gas companies, which affects the level of capital expenditures by such companies;

•	the demand for oil and gas, which is impacted by political and economic conditions (in many countries, the correlation between economic growth and energy demand is strong) and variations in temperature;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels and pricing;

•	the level of production from non-OPEC countries;

•	the number of new wells drilled, completed and connected to pipelines;

•	governmental policies regarding exploration and development of oil and gas reserves, environmental protection, taxation, price controls and product allocations;

•	the political environments of oil and gas producing regions, including the Middle East, which could cause supply disruptions;

•	the depletion rates of gas wells in North America;

•	the amount oil and gas companies choose to invest in emerging markets and any impact it has on their spending in areas where they already have an established presence; and

•	advances in exploration and development technology and costs of exploration and production.

Demand for the products and services offered by the Company’s four business segments rely on a variety of factors, and any negative change in these demand factors will have a negative effect on the Company’s sales and profitability.

Demand for the Company’s Drilling Equipment Group is largely dependent on the level of drilling activity and on capital investment by drilling contractors. If drilling activity decreases or capital investment by drilling contractors is decreased, the Company may experience a drop in demand for its products.

Demand for the Company’s Tubular Services is based on the relatively low cost of its services compared to the costs to a customer of a failure or interruption in service. If customers believe that the Company is not maintaining cost-effective prices for its services, the Company may experience a drop in demand for its services.

Demand for the Company’s Drilling Services is due to the reduction of drilling costs in land and offshore drilling operations, and its ability to help minimize the environmental impact of drilling operations. If drilling costs in land and offshore drilling operations are increased and those increases are passed on to the customers or if the Company fails to help minimize the environmental impact of drilling operations, the Company may experience a drop in demand for its services.

Demand for the Company’s Coiled Tubing & Wireline products is due to the economic benefits coiled tubing equipment provides in oil and gas workover operations versus conventional techniques, including reduced service time, and the continuous production of the well. If the economic benefits that the Company’s products provide are not realized by its customers, the Company may experience a drop in demand for its products.

If a drop in demand occurs due to any of the factors described above, it may have a material adverse effect on the results of operations and financial condition of the Company.

The Company faces intense competition.

The Company faces intense competition from third parties. The Company competes with national and regional competitors in each of its four principal business segments. These competitors may have greater financial, technical, manufacturing and marketing resources than the Company and may be in a better competitive position. In addition, certain foreign jurisdictions and government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies or regulations which may give local nationals in these countries competitive advantages over the Company. The Company cannot give assurance that the competitive environment in which it operates will not have an adverse effect on the Company.

Fluctuations in worldwide currency markets can impact the Company’s profitability.

The Company’s oilfield markets for equipment, products and services are predominately priced in U.S. dollars, although some portion may be in local currencies. The Company conducts manufacturing and service operations in foreign locations, and, as a result, has significant costs denominated in local currencies that often exceed the mix of local currency revenue. Consequently, the recent weakening of the U.S. dollar against the Euro and other currencies has resulted in higher costs of sales and services for some of the Company’s business in Europe and other areas, when these costs are converted to U.S. dollars. This is partially offset by higher foreign currency revenue, when converted to U.S. dollars. Overall, the weakening of the U.S. dollar will generally reduce the Company’s operating profits and margins. Further adverse foreign currency exchange rate movements could result in additional operating profit declines.

The Company’s foreign operations expose it to instability and changes in economic and political conditions, changes in foreign regulations and other risks inherent to international business.

The Company operates in over 40 countries around the world. The Company’s foreign operations, which include significant operations in Canada, Europe, Africa, the Far East, the Middle East and Latin America, are subject to the risks normally associated with conducting business in foreign countries, including uncertain political and economic environments, which may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation. Government-owned petroleum companies located in some of the countries in which the Company operates have adopted policies, or are subject to governmental policies, giving preference to the purchase of goods and services from companies that are majority-owned by local nationals. As a result of such policies, the Company relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. In addition, political considerations may disrupt the commercial relationship between the Company and such government-owned petroleum companies. The Company has significant customer concentrations in the Middle East, Latin America and the Far East whose spending can be volatile based on oil price changes, the political environment and delays in the government budget. Adverse changes in individual circumstances can have a significant negative impact on the financial performance of the Company.

The Company’s acquisition program may falter.

A significant portion of the Company’s recent growth in revenues and profitability has been the result of its acquisition program. The Company’s future operating results will be impacted by the Company’s ability to identify additional attractive acquisition opportunities, consummate such acquisitions on favorable terms and successfully integrate the operations of the acquired businesses with those of the Company. Any inability on the part of management to integrate and manage acquired businesses and their assumed liabilities could adversely affect the Company’s business and financial performance. Future acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income, any of which could cause the Company’s business to suffer.

In addition, the Company may need to incur substantial indebtedness to finance future acquisitions. The Company cannot give assurance that it will be able to obtain financing or that, if available, the financing will be on acceptable terms.

The loss of key personnel or the inability to attract and retain skilled labor could cause the Company’s business to suffer.

The success of the Company’s present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel, including senior management. The Company relies on the services of its senior management and a significant loss could cause the Company’s business to suffer. In addition, the Company’s ability to operate profitably and to expand its operations depends in part on its ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Because of the cyclical nature of the Company’s industry, many qualified workers choose to work in other industries where they believe lay-offs as a result of cyclical downturns are less likely. Even if the Company is able to attract and retain employees, the intense competition for them may increase the Company’s compensation costs or result in a reduction in the Company’s skilled labor force, which could reduce the Company’s profits or diminish its production capacity and impair its growth.

The Company may experience fluctuations in its quarterly operating results that could negatively impact the Company’s stock price.

The Company’s operating results have fluctuated during recent years and these fluctuations may continue. The Company may not realize expected earnings growth. Also, earnings in any particular quarter may fall short of either a prior fiscal quarter or investors’ expectations. As a result, the Company’s stock price may be volatile, which could adversely affect an investor’s investment. The following factors, in addition to others not listed, may affect the Company’s quarterly operating results in the future:

•	fluctuations in the oil and gas industry;

•	competition;

•	the ability to identify strategic acquisitions at reasonable prices;

•	the ability to effectively and efficiently integrate the operations and businesses of the Company and any potential acquisitions;

•	the ability to service the debt obligations;

•	the ability to manage and control operating costs;

•	fluctuations in political and economic conditions in the United States and abroad; and

•	the ability to protect the Company’s intellectual property rights.

The Company may not be able to protect its intellectual property rights.

The Company relies on a combination of trade secret, copyright, trademark, patent and other proprietary rights laws to protect its rights to valuable intellectual property. The Company cannot give assurance that these intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. Technological developments may also create new risks to the Company’s ability to protect its intellectual property. In addition, the laws of some foreign countries in which the Company’s products and services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its proprietary information and any successful intellectual property challenges or infringement proceedings against the Company could adversely affect its competitive position and results from operations.

The Company is subject to environmental, health and safety laws and regulations that expose it to potential liability.

The Company’s solids control, inspection and coating services routinely involve the handling of waste materials, some of which may be considered to be hazardous wastes. The Company is subject to numerous local, state and federal laws and regulations concerning the containment and disposal of materials, pursuant to which the Company has been required to incur compliance and clean-up costs, which were not substantial in recent years. Compliance with environmental laws and regulations due to currently unknown circumstances or developments, however, could result in substantial costs and have a material adverse effect on the Company’s results of operations and financial condition. In addition, if existing regulatory requirements change, as they frequently have done in the past, the Company may be required to make significant unanticipated capital and operating expenditures. Governmental authorities may seek to impose fines and penalties on the Company or to revoke or deny the issuance or renewal of operating permits for failure to comply with applicable laws and regulations. Under these circumstances, the Company might be required to reduce or cease operations or conduct site remediation or other corrective action which could adversely impact the Company’s operations and financial condition.

The Company may not have adequate insurance for potential environmental liabilities.

While the Company maintains liability insurance, this insurance is subject to coverage limits. In addition, certain policies do not provide coverage for damages resulting from environmental contamination. The Company faces the following risks with respect to its insurance coverage:

•	the Company may not be able to continue to obtain insurance on commercially reasonable terms;

•	the Company may be faced with types of liabilities that will not be covered by its insurance;

•	the Company’s insurance carriers may not be able to meet their obligations under the policies; or

•	the dollar amount of any liabilities may exceed the Company’s policy limits.

Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on the Company’s results of operations and financial condition.

The occurrence or threat of future terrorist attacks could have an adverse effect on the Company’s results and growth prospects, as well as its ability to access capital and obtain adequate insurance.

The occurrence or threat of future terrorist attacks could adversely affect the economies of the United States and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause a decrease in spending by oil and gas companies for exploration and development which would have a material adverse effect on the Company’s results of operations and financial condition. Moreover, these risks could cause increased instability in the financial and insurance markets, which could affect the Company’s ability to access capital and to obtain insurance coverage that the Company considers adequate or that is required by contracts with third parties.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company has settled litigation styled Lexington Ins. Co. v. Varco International, Inc., Advanced Wirecloth, Inc., Environmental Procedures, Inc., et al (Cause No. 2001-49363), in the 164th District Court for Harris County, Texas. This litigation arose out of the Company’s claim for a defense and indemnity relative to its “Derrick Litigation” settled in September 2001 and involved various of the Company’s insurers from 1993 through 2000. All claims related to this litigation were settled. The specific terms of this settlement are covered by agreements of confidentiality.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the third quarter of 2003, the Company’s Board of Directors authorized repurchases of up to $150.0 million of the Company’s outstanding common stock from time to time at the Company’s discretion. As a part of this program, the Company repurchased 530,300 shares of Company common stock at an average price of $19.59 per share for a total consideration of approximately $10.4 million during the second quarter of 2004. As of June 20, 2004, the Company was authorized to purchase at its discretion approximately $119.1 million of its common stock in the open market.

A summary of the Company’s repurchase activity for the three months ended June 30, 2004 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	176,500	$19.01	176,500	$126,102,000
May 1 - May 31	181,900	$19.75	181,900	$122,509,000
June 1 – June 30	171,900	$19.98	171,900	$119,074,000
2nd Qtr 2004	530,300	$19.59	530,300	$119,074,000

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held May 20, 2004 for the following reasons:

Proposal One: The election of the members of the Company’s Board of Directors.

Name	For	Withhold
Greg L. Armstrong	87,926,526	4,448,815
George S. Dotson	87,597,390	4,777,951
Richard A. Kertson	64,078,055	28,297,286
John F. Lauletta	88,179,631	4,195,710
Eric L. Mattson	88,069,628	4,305,713
L. E. Simmons	87,426,087	4,949,254
Jeffery A. Smisek	85,849,220	6,526,121
Douglas E. Swanson	87,913,882	4,461,459
James D. Woods	86,860,799	5,514,542

Proposal Two: To approve an amendment of the Company’s Employee Stock Purchase Plan that increases the number of shares of the Company’s common stock that may be issued thereunder by 900,000 shares from 998,172 shares to 1,898,172 shares

For	Against	Abstain
75,460,432	884,681	802,850

Proposal Three: To ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

For	Against	Abstain
90,851,409	1,483,257	40,675

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Reference is hereby made to the Exhibit Index commencing on Page 36.

b.	Reports on Form 8-K during the quarter ended June 30, 2004.

On April 30, 2004, the Company furnished a Form 8-K current report for the results of operations for the quarter ended March 31, 2004.

On April 30, 2004 the Company furnished a Form 8-K current report for the results of operations with MIL accounted for as a discontinued operation for each quarter beginning with the first quarter of 2001 through the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARCO INTERNATIONAL, INC.
(Registrant)

Date: August 5, 2004	/s/ CLAY C. WILLIAMS
Clay C. Williams Vice President and Chief Financial Officer, (Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description	Note No.
3.1		Third Amended and Restated Certificate of Incorporation of Varco International, Inc., dated May 30, 2000.	(Note 1)

3.2		Third Amended and Restated Bylaws.	(Note 1)

3.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Varco International, Inc., dated November 30, 2000.	(Note 1)

4.1		Rights Agreement, dated as of November 29, 2000, by and between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Varco International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	(Note 1)

4.2		Purchase Agreement dated as of October 1, 1991 between the Company and Baker Hughes Incorporated regarding certain registration rights.	(Note 2)

4.3		Registration Rights Agreement dated April 24, 1996 among the Company, SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. And Zink Industries Limited.	(Note 3)

4.4		Registration Rights Agreement dated March 7, 1997 among the Company and certain stockholders of Fiber Glass Systems, Inc.	(Note 4)

4.5		Indenture, dated as of February 25, 1998, between the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $100,000,000 aggregate principal amount of 7.5% Senior Notes due 2008; Specimen Certificate of 7.5% Senior Notes due 2008 (private notes); and Specimen Certificate at 7.5% Senior Notes due 2008 (public notes).	(Note 5)

4.6		Indenture, dated as of May 1, 2001, among the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $200,000,000 aggregate principal amount of 7.25% Senior Notes due 2011; Specimen Certificate of 7.25% Senior Notes due 2011 (private notes); and Specimen Certificate of 7.25% Senior Notes due 2011 (public notes).	(Note 6)

4.7		Indenture, dated as of November 19, 2002, between the Company, the guarantors named therein and The Bank of New York Trust Company of Florida as trustee, relating to $150,000,000 aggregate principal amount of 5.5% Senior Notes due 2012 (private notes) Specimen Certificate of 5.5% Senior Notes due 2012 (private notes); and Specimen Certificate of 5.5% Senior Notes due 2012 (public notes).	(Note 7)

4.8		Registration Rights Agreement dated as of November 19, 2002, among the Company and Salomon Smith Barney Inc.	(Note 7)

10.1		Credit Agreement, dated as of June 30, 2004, among the Company, as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative Agent, Bank One, NA, and Comercia Bank as Co-Syndication Agents, Credit Suisse First Boston, as Documentation Agent, and the other Banks a party thereto.

10.2	*	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)	(Note 21)

10.3	*	2003 Equity Participation Plan of Varco International, Inc.	(Note 22)

10.3.1	*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 20)

10.4	*	Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.	(Note 8)

Exhibit No.	Description	Note No.

10.5*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 9)

10.6*	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)	(Note 21)

10.7	Lease dated March 7, 1975, as amended	(Note 10)

10.7.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8	(Note 11)

10.7.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 14)

10.8	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 15)

10.8.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10 B	(Note 14)

10.9*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 16)

10.9.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 17)

10.10*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 14)

10.10.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 18)

10.11*	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)	(Note 21)

10.13*	Form of Executive Agreement of certain members of senior management	(Note 19)

10.13.1*	Form of First Amendment to Executive Agreements	(Note 19)

10.14*	Executive Agreement of John F. Lauletta	(Note 19)

10.15*	Executive Agreement of Joseph C. Winkler	(Note 19)

10.16*	Agreement with George Boyadjieff dated November 29, 2002	(Note 21)

10.17*	Form of Indemnity Agreement	(Note 19)

31.1	Rule 13a/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a/15d-14(a) Certification of Chief Financial Officer

32.1(+)	Section 1350 Certification of Chief Executive Officer

32.2(+)	Section 1350 Certification of Chief Financial Officer

For purposes of this list of exhibits and the notes below, the term “Company” refers to the registrant, Varco International, Inc., a Delaware corporation formerly known as Tuboscope Inc., and the term “Varco” refers to Varco International, Inc., a California corporation which merged with and into the registrant on May 30, 2000.

(*)	Management contract, compensation plan or arrangement.
(+)	In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 9, 2001.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525), filed on October 24, 1991.

Note 3	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 16, 1996.

Note 4	Incorporated by reference to the Company’s Current Report on 8-K, filed on March 20, 1997.

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115), filed on April 27, 1998.

Note 6	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-64226), filed on June 29, 2001.

Note 7	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-102162), filed on December 23, 2002.

Note 8	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150), filed on November 24, 1993.

Note 9	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072), filed on November 23, 1993.

Note 10	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981, filed on March 18, 1982.

Note 11	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, filed on March 29, 1983.

Note 12	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984, filed on March 29, 1985.

Note 13	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985, filed on July 30, 1985.

Note 14	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on March 30, 1989.

Note 16	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681, filed on February 12, 1997.

Note 17	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

Note 18	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 26, 1998.

Note 19	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582), filed on April 12, 2000.

Note 20	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 8, 2002.

Note 21	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003.

Note 22	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2003, filed on May 20, 2003.