Form 10-Q
period 2004-09-30
VARCO INTERNATIONAL INC /DE/
filed 2004-11-09
CIK 860097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The Registrant had 97,865,935 shares of common stock outstanding as of November 1, 2004.

VARCO INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VARCO INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$111.9	$85.7
Accounts receivable, net	365.2	331.7
Inventory, net	327.3	339.2
Deferred tax assets	17.5	17.0
Prepaid expenses and other	31.5	23.8

Total current assets	853.4	797.4
Property and equipment, net	483.4	488.9
Identified intangibles, net	38.4	31.5
Goodwill, net	459.2	434.0
Other assets, net	12.3	12.5

Total assets	$1,846.7	$1,764.3

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$81.7	$98.4
Accrued liabilities	133.0	125.7
Income taxes payable	20.7	7.8
Current portion of long-term debt and short-term borrowings	3.9	6.5

Total current liabilities	239.3	238.4
Long-term debt	459.8	450.5
Pension liabilities and post-retirement obligations	30.9	29.5
Deferred taxes payable	42.6	46.2
Other liabilities	4.7	5.5

Total liabilities	777.3	770.1

Commitments and contingencies

Common stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized, 100,851,625 shares issued and 97,780,245 shares outstanding at September 30, 2004 (99,150,487 shares issued and 96,908,207 shares outstanding at December 31, 2003)	1.0	1.0
Paid in capital	562.2	535.1
Retained earnings	557.9	494.6
Accumulated other comprehensive loss	(5.4)	(6.2)
Less: treasury stock at cost (3,071,380 shares at September 30, 2004 and 2,242,280 shares at December 31, 2003)	(46.3)	(30.3)

Total common stockholders’ equity	1,069.4	994.2

Total liabilities and equity	$1,846.7	$1,764.3

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (restated)	2004	2003 (restated)
	(in millions, except per share data)
Revenue	$414.3	$372.0	$1,125.5	$1,089.3

Cost and expenses:

Cost of services and products sold	303.2	264.3	828.5	779.4

Selling, general and administration	40.3	43.7	121.1	134.0

Research and engineering costs	13.0	15.3	40.1	46.2

Total cost and expenses	356.5	323.3	989.7	959.6

Operating profit	57.8	48.7	135.8	129.7

Other expense (income):

Interest expense	7.9	7.4	22.9	23.1

Interest income	(0.3)	(0.4)	(0.7)	(0.9)
Other, net	1.3	1.4	3.8	3.3

Income from continuing operations before taxes	48.9	40.3	109.8	104.2

Provision for income taxes	16.4	13.2	36.9	35.1

Income from continuing operations	32.5	27.1	72.9	69.1

Income (loss) from discontinued operations, net of tax	2.1	(0.4)	(9.6)	(6.4)

Net income	$34.6	$26.7	$63.3	$62.7

Earnings per common share:
Basic:
Continuing operations	$0.33	$0.28	$0.75	$0.71
Discontinued operations	0.02	—	(0.10)	(0.07)

Net income	$0.35	$0.27	$0.65	$0.64

Dilutive:
Continuing operations	$0.33	$0.28	$0.74	$0.70
Discontinued operations	0.02	—	(0.10)	(0.07)

Net income	$0.35	$0.27	$0.64	$0.64

Weighted average number of common shares outstanding:

Basic	97.5	97.5	97.2	97.3

Dilutive effect of employee stock options	1.3	0.8	1.0	0.9

Dilutive	98.8	98.3	98.2	98.2

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003 (restated)
	(in millions)
Cash flows from operating activities:
Net income	$63.3	$62.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.1	49.6
Other non-cash charges	11.2	15.7
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(32.4)	(21.8)
Inventory	4.8	(41.9)
Prepaid expenses and other assets	(7.6)	(5.1)
Accounts payable and accrued liabilities	(12.6)	17.1
Income taxes	11.5	(2.4)

Net cash provided by operating activities	93.3	73.9

Cash flows used for investing activities:
Capital expenditures	(35.7)	(43.4)
Business acquisitions, net of cash acquired	(32.5)	(23.2)
Other	(2.2)	(0.2)

Net cash used for investing activities	(70.4)	(66.8)

Cash flows provided by (used for) financing activities:
Borrowings under financing agreements	—	0.1
Principal payments under financing agreements	(4.7)	(10.0)
Proceeds from sale of common stock, net	23.9	7.5
Purchase of treasury stock	(15.9)	(0.3)

Net cash provided by (used for) financing activities	3.3	(2.7)

Net increase in cash and cash equivalents	26.2	4.4
Cash and cash equivalents:
Beginning of period	85.7	106.0

End of period	$111.9	$110.4

Supplemental disclosure of cash flow information:
Cash paid during the nine month period for:
Interest	$18.1	$19.9

Taxes	$23.0	$28.1

See notes to unaudited consolidated financial statements.

VARCO INTERNATIONAL, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2004 and 2003

And as of December 31, 2003

1.	Organization and Basis of Presentation of Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Varco International, Inc. (the “Company”) and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, the unaudited consolidated financial statements included in this report reflect all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the year.

The financial statements included in this report should be read in conjunction with the Company’s 2003 audited consolidated financial statements and accompanying notes included in the Company’s 2003 Form 10-K filed under the Securities Exchange Act of 1934, as amended.

On August 11, 2004, the Company entered into an Agreement and Plan of Merger with National-Oilwell, Inc. whereby the Company will merge with and into National Oilwell. Under the terms of the agreement, each outstanding share of the Company’s common stock will be converted into the right to receive 0.8363 of a share of National Oilwell common stock. National Oilwell will assume all options outstanding under the Company’s stock option plans and each outstanding option to purchase the Company’s common stock will be converted into an option to purchase National Oilwell common stock, subject to certain adjustments to the exercise price and the number of shares issuable upon exercise of those options to reflect the exchange ratio.

The completion of the merger is subject to several conditions, including the approval of the merger agreement by the stockholders of the Company and National Oilwell and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On October 13, 2004, the Company and National Oilwell jointly announced that they have received a request for additional information from the Antitrust Division of the U.S. Department of Justice regarding the proposed merger. Both companies are currently gathering information to comply with the request and expect to respond by late November or early December, 2004. Closing of the proposed merger is expected to occur as quickly as possible after regulatory clearance and stockholder approvals are received.

2.	Discontinued Operations

In January 2004, the Company announced plans to discontinue its rig fabrication business (Morinoak International Limited or “MIL”). During the first quarter of 2004, MIL completed its last rig, a $31 million land rig, which has been fully accepted by the customer and is presently drilling in the Middle East. The 2003 results have been restated to reflect the MIL operation as discontinued. Previously, these results were included as part of the Company’s Drilling Equipment Group.

The following summarizes the operations of MIL for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$—	$3.0	$39.1	$10.6

Operating income (loss)	$3.0	$(0.6)	$(13.1)	$(9.2)
Income tax	0.9	(0.2)	(3.5)	(2.8)

Income (loss) from discontinued operations, net of tax	$2.1	$(0.4)	$(9.6)	$(6.4)

3.	Acquisitions and Other Investments

The Company completed seven acquisitions and other investments in the nine months ended September 30, 2004. The combined purchase price for these transactions was approximately $41.0 million including cash consideration of $30.6 million and notes issued of $10.4 million. Goodwill associated with these transactions was approximately $23.9 million. Cash paid in 2004 for 2003 acquisitions was approximately $1.9 million.

4.	Inventory

At September 30, 2004 and December 31, 2003, inventories consisted of the following (in millions):

	September 30, 2004	December 31, 2003
Raw materials	$97.2	$84.2
Work in process	68.7	104.3
Finished goods	204.4	191.7
Inventory reserves	(43.0)	(41.0)

Inventory, net	$327.3	$339.2

5.	Revolver Facility

On June 30, 2004, the Company entered into a credit agreement with a syndicate of banks that provides up to $150.0 million of funds under a revolving credit facility. The facility expires on July 1, 2009. The Company has the right to increase the aggregate commitments under the facility to an aggregate amount of up to $200.0 million.

The facility is currently undrawn and includes a subfacility of $75.0 million for standby and commercial letters of credit. The interest rate on the revolver is based on the Company’s rating by S&P and Moody’s which at the time of the agreement resulted in an interest rate of LIBOR + 0.375%, or the prime rate. Facility fees range from 0.1% to 0.25% depending on the Company’s debt rating.

6.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (restated)	2004	2003 (restated)
Comprehensive income:
Net income	$34.6	$26.7	$63.3	$62.7
Cumulative translation adjustment	2.7	(0.4)	1.1	8.7
Other	(0.2)	—	(0.3)	(0.1)

Total comprehensive income	$37.1	$26.3	$64.1	$71.3

7.	Stock Repurchase Program

During the third quarter of 2003, the Company’s Board of Directors authorized repurchases of up to $150.0 million of the Company’s outstanding common stock from time to time at the Company’s discretion. As a part of this program, the Company repurchased 2,000 shares of Company common stock at an average price of $21.86 per share for a total consideration of approximately $44,000 during the third quarter of 2004. During the first nine months of 2004, the Company repurchased 829,100 shares of Company common stock at an average price of $19.24 per share for a total consideration of approximately $15.9 million. As of September 30, 2004, the Company was authorized to purchase at its discretion approximately $119.0 million of its common stock in the open market.

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

The Company accounts for its stock-based employee compensation plans using the intrinsic value method. If the Company had accounted for its stock-based employee compensation plans using the alternative fair value method, the Company’s pro forma net income and earnings per common share would have been as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (restated)	2004	2003 (restated)
Net income from continuing operations, as reported	$32.5	$27.1	$72.9	$69.1
Income (loss) from discontinued operations, net of tax	2.1	(0.4)	(9.6)	(6.4)

Net income, as reported	34.6	26.7	63.3	62.7
Stock-based employee compensation costs, net of related tax effects	1.6	2.2	5.5	6.1

Pro forma net income	$33.0	$24.5	$57.8	$56.6

Earnings per common share:
Basic earnings per common share, as reported:
Continuing operations, as reported	$0.33	$0.28	$0.75	$0.71
Discontinued operations	0.02	—	(0.10)	(0.07)

Net income, as reported	$0.35	$0.27	$0.65	$0.64

Basic earnings per common share, proforma:
Continuing operations, proforma	$0.32	$0.26	$0.69	$0.65
Discontinued operations	0.02	—	(0.10)	(0.07)

Net income, proforma	$0.34	$0.25	$0.60	$0.58

Dilutive earnings per common share, as reported:
Continuing operations, as reported	$0.33	$0.28	$0.74	$0.70
Discontinued operations	0.02	—	(0.10)	(0.07)

Net income, as reported	$0.35	$0.27	$0.64	$0.64

Dilutive earnings per common share, proforma:
Continuing operations, proforma	$0.31	$0.25	$0.69	$0.64
Discontinued operations	0.02	—	(0.10)	(0.07)

Net income, pro forma	$0.34	$0.25	$0.59	$0.58

Weighted average number of common shares outstanding:
Basic	97.5	97.5	97.2	97.3

Dilutive	98.8	98.3	98.2	98.2

9. Business Segments

The Company is organized into the following business segments based on the products and services it offers: Drilling Equipment, Tubular Services, Drilling Services, and Coiled Tubing & Wireline Products.

Drilling Equipment: This segment manufactures and sells systems and equipment for rotating and handling pipe on drilling rigs; a complete line of conventional drilling rig tools and equipment, including pipe handling tools, hoisting equipment and rotary equipment; pressure control and motion compensation equipment; and flow devices. Additionally, this segment provides aftermarket spare parts and consumables for its drilling systems. Customers include major oil and gas companies and drilling contractors.

Tubular Services: This segment provides internal coating products and services for tubular goods; inspection and quality assurance services for tubular goods; and sells fiberglass and composite pipe. Additionally, the Tubular Services business sells and rents proprietary equipment used to inspect tubular products at steel mills. The Tubular Services business also provides technical inspection services and quality assurance services for in-service pipelines used to transport oil and gas. Customers include major oil and gas companies, independent producers, national oil companies, drilling contractors, oilfield supply stores, major pipeline operators, and steel mills.

Drilling Services: This segment consists of the sale and rental of technical equipment used in, and the provision of services related to, the separation of drilled cuttings (solids) from fluids used in the oil and gas drilling processes, and the sale and rental of computer based drilling instrumentation and communication equipment, as well as conventional drilling rig instrumentation. Customers include major oil and gas companies, independent producers, national oil companies and drilling contractors.

Coiled Tubing & Wireline Products: This segment consists of the sale of highly-engineered coiled tubing equipment, coiled tubing, related pressure control equipment, pressure pumping equipment, wireline equipment and related tools to companies engaged in oil and gas well drilling, completion and remediation services. Customers include major oil and gas service companies, as well as national oil companies.

The Company evaluates the performance of its operating segments at the operating profit level which consists of income before interest expense (income), other expense (income) and income taxes. Intersegment sales and transfers are not significant.

Summarized unaudited information for the Company’s reportable segments is contained in the following table. Other operating profit (loss) includes corporate expenses not allocated to product lines. Operating profit includes Drilling Equipment Group restructuring costs of $1.1 million and $0.3 million recorded in the third quarters of 2004 and 2003, respectively, and $4.0 million and $0.3 million recorded in the first nine months of 2004 and 2003, respectively. Operating profit also included a net litigation gain of $3.8 million recorded in the second quarter of 2004. See “Drilling Equipment Group Restructuring and MIL Discontinued Operations” in Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (restated)	2004	2003 (restated)
	(in millions)
Revenue:
Drilling Equipment	$118.4	$111.7	$319.5	$366.3
Tubular Services	138.9	124.2	389.9	337.0
Drilling Services	91.6	78.1	241.7	217.4
Coiled Tubing & Wireline Products	65.4	58.0	174.4	168.6

Total	$414.3	$372.0	$1,125.5	$1,089.3

Operating Profit:
Drilling Equipment	$18.0	$12.7	$38.6	$45.5
Tubular Services	27.3	22.7	66.1	51.2
Drilling Services	15.1	16.0	37.3	40.9
Coiled Tubing & Wireline Products	13.6	11.5	33.9	33.4
Other	(16.2)	(14.2)	(40.1)	(41.3)

Total	$57.8	$48.7	$135.8	$129.7

10.	New Accounting Standards

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

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company does not believe the adoption of FSP 106-2 will have a material effect on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are those that do not state historical facts and are inherently subject to risks and uncertainties. The Company’s expectations about its business outlook, its pending merger with National-Oilwell, Inc., customer spending, oil and gas prices and the business environment for the Company and the oil and gas industry in general are only forecasts regarding these matters. These and other forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include those factors listed under “Risk Factors” below and other factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 under the caption “Factors Affecting Future Operating Results.” In addition, the Company’s backlog is based upon anticipated revenues from customer orders that the Company believes are firm. In accordance with industry practice, orders or commitments to purchase the Company’s products generally can be cancelled by customers at any time. In addition, orders and commitments are sometimes modified before or during manufacturing of the products. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company.

Executive Summary

Varco’s third quarter performance was strong, as oil and gas drilling activity continued to strengthen in the quarter, despite strikes in Norway, political unrest in Nigeria, higher than normal rain in Canada and hurricanes in the Gulf of Mexico. Varco’s businesses that provide equipment and services are benefiting from the petroleum industry’s determined race to satisfy the world’s growing energy needs.

Drilling Equipment Group: Demand for the Company’s products led to 13% growth in Drilling Equipment Group revenue from continuing operations as compared to the second quarter of 2004, and 6% growth compared to the third quarter of 2003. The Drilling Equipment Group continued to improve its operating margins in the 2004 third quarter, achieving 16.2%, excluding restructuring costs of $1.1 million. This was above the Company’s stated target of 15% operating profit margin percent. Sequentially, revenue increased $14.1 million, and operating leverage, or the increase in operating profit divided by the increase in revenue, was 33%. Year-over-year operating profit, excluding restructuring charges, increased $6.1 million on a $6.7 million revenue increase.

Late in 2003 and in early 2004 the Company set a strategy for the Group to aggressively reduce its cost structure to achieve 15% operating margins on the level of revenue forecast for the next few quarters of approximately $95 to $100 million per quarter. Additionally, the Company targeted the achievement of high incremental profitability on any revenue volume above these levels. To achieve these goals, the Group has reduced its fixed cost structure by approximately $20 million annually; moved certain manufacturing operations to lower cost locations; continued its emphasis on promoting the Group’s aftermarket spare parts and services businesses; continued its emphasis on product standardization and simplification; and increased expansion into the land market, the incremental drilling rig upgrade market, and the new-build rig market. The third quarter financial results, the three jackup rig packages awarded to the Group since the first of the year, and the success of the new ST80 Iron Roughneck, LXT BOP, top drives for land, and other new products, illustrate the Group’s success in executing this strategy. Importantly, throughout the reorganization period, the Group has consistently emphasized meeting quality and delivery commitments for its customers.

Aftermarket spare parts and services revenues increased 12% sequentially, and represented 61% of the Group’s total continuing operations sales in the third quarter. Orders for the Group of $106.6 million were down from the second quarter, but up year-over-year, and include a $13.0 million jack up rig package for Odjfell Drilling A/S. Group backlog was $114.3 million at the end of the third quarter.

Tubular Services: The Company’s Tubular Services Group set record revenue and record operating profit levels in the third quarter, generating nearly 20% operating margins. Revenues rose 5% or $6.4 million from the second quarter to the third quarter, and operating profit improved $4.7 million, for 74% operating leverage on the revenue gains. Compared to the third quarter of 2003, Group revenues increased 12% or $14.7 million, and operating profit rose $4.6 million, representing 32% operating leverage on the year-over-year revenue gains. Operating margins improved 140 basis points.

The Group’s third quarter results benefited from higher new drillpipe sales, which spurred demand for internal coating services; high tubing and casing prices, driven by high steel costs, which increased demand for the Group’s used pipe reclamation services; and strong activity levels by pipe mills and pipe processors, which increased demand for the Group’s pipe inspection services. Inspection and coating services revenues were up sequentially throughout North America and Latin America, partly offset by a slight decline in the Eastern Hemisphere. Sales of fiberglass pipe into large international projects in the Middle East, the Caspian region and Africa remained strong, and shipments of mill inspection units to steel mills in the Far East and Latin America led to a particularly strong quarter in that area. Pipeline revenues improved slightly from the second quarter, but margins were down due to mix. As expected, Canada rebounded out of second quarter seasonal breakup with very strong incremental profitability.

Drilling Services: The Drilling Services Group also generated record revenue levels in the third quarter. Revenue increased $16.0 million or 21% from the second quarter to the third quarter, and operating profit increased $6.3 million, representing 39% incremental operating leverage. Almost all regions posted revenue increases compared to the second quarter, led by the seasonal recovery in Canada and a significant increase throughout Latin America. Additionally, the Eastern Hemisphere and the U.S. land market posted increases in revenue. The Gulf Coast region was up slightly, despite hurricane activity and the continued weakening of activity levels in the Gulf of Mexico.

Compared to the third quarter of last year, Group revenues rose 17% or $13.5 million, but operating profit fell $0.9 million, and margins declined from 20.5% to 16.5%. The prior year period included a higher mix of higher margin services, including offshore solids control work, Canada solids control activity, sales of rig instrumentation equipment, and Latin America solids control equipment sales. Additionally, the third quarter of 2004 includes the recognition of a $0.8 million loss on a solids control equipment package for a customer in the Eastern Hemisphere, higher levels of third-party pass-through mud tank sales at low margins, and higher solids control service revenue in the U.S. onshore drilling market, which is typically lower margin than offshore.

Coiled Tubing & Wireline Products: The Coiled Tubing & Wireline Products Group also achieved record revenue and record operating profit levels during the third quarter. Revenues were 16% or $9.0 million higher in the third quarter compared to the second quarter, and operating profit increased $2.5 million, for 28% incremental operating leverage. Operating margins improved from 19.5% in the second quarter to 20.7% in the third quarter. Coiled tubing, pressure pumping and wireline equipment sales drove the increase, offset by slight sequential declines in Quality Tubing coiled tubing sales. Compared to the third quarter of 2003, Group sales increased 13% or $7.4 million, and operating profit rose $2.1 million, representing 28% incremental operating leverage.

Orders for the Group of $68.5 million in the third quarter were the second highest ever, falling just short of the record set in the second quarter of 2004. Backlog for the Group increased 4% from the second quarter. Compared to the third quarter of 2003 backlog has increased 81%. The Group has seen sustained high demand for its products since March 2004, and continues to deliver excellent financial results. In particular, demand for nitrogen pumping equipment and coiled tubing units has been particularly strong into Canada, the Middle East and the Far East.

Outlook: Looking to the remainder of the year, the Company expects all four of its operating groups to continue to perform well through the fourth quarter, as high levels of oilfield activity are expected to continue around the globe. The Company’s drilling contractor customers appear to be generating higher dayrates and greater utilization of their rig fleets, especially in the deepwater offshore market. This is expected to benefit the Drilling Equipment Group’s aftermarket spares and services business in the short run, and its capital equipment sales business in the long run. There continue to be discussions about a number of potential rig construction projects; however, it is impossible to predict whether any of these will evolve into orders. Nevertheless, the Company believes that, as cashflows improve for drilling contractors, the environment for new rig construction will improve.

Canada is expected to strengthen seasonally, and the U. S. land market should remain strong, despite seasonal slowing expected in certain Rocky Mountain markets. Additionally, the Gulf of Mexico and the North Sea appear to be exhibiting early signs of recovery. As a consequence, the Company’s outlook for its Tubular Services and Drilling Services businesses is positive. The inspection and coating businesses are expected to remain strong. Early indications are that demand for pipe will keep the U. S. mills busy through much of the traditional holiday slow down near year-end. The Company anticipates a strong finish for its pipeline inspection business, as log deliveries expected for the third quarter were delayed into the fourth quarter. Fiberglass pipe sales, mill equipment sales and certain international tubular inspection markets may decline in the fourth quarter, following very strong results in the third quarter of 2004. The Company’s Drilling Services Group is expected to post higher margins in the fourth quarter, due to the strengthening in Canada, the third quarter 2004 equipment loss, and cost reductions in certain businesses. Finally, the Coiled Tubing & Wireline Products Group should finish strong as it comes off the three highest quarters of order intake it has ever recorded.

General Operating Environment

The Company’s results depend on, among other things, the level of worldwide oil and gas drilling; well remediation activity; the prices of oil and gas; capital spending by other oilfield service companies and drilling contractors; pipeline maintenance activity; and worldwide oil and gas inventory levels. Key industry indicators for the third quarters of 2004 and 2003, and the second quarter of 2004 include the following:

	3Q04*	3Q03*	2Q04*	% 3Q04 v 3Q03	% 3Q04 v 2Q 04
Active Drilling Rigs:
U.S.	1,229	1,088	1,163	13.0%	5.7%
Canada	326	383	202	(14.9)%	61.4%
International	846	782	838	8.2%	1.0%

Worldwide	2,401	2,253	2,203	6.6%	9.0%

Active Workover Rigs:
U.S.	1,255	1,164	1,201	7.8%	4.5%
Canada	634	367	420	72.8%	51.0%

North America	1,889	1,531	1,621	23.4%	16.5%

West Texas Intermediate Crude prices (per barrel)	$43.79	$30.26	$38.36	44.7%	14.2%

Natural Gas Prices ($/mbtu)	$5.48	$4.88	$6.10	12.3%	(10.2)%

*	Average for the quarters indicated. See sources below.

The following table details the U.S., Canadian, and International rig activity and West Texas Intermediate Oil prices for the past nine quarters on a quarterly basis:

Source:	Rig count: Baker Hughes, Inc. (www.bakerhughes.com); West Texas Intermediate Crude Price and Natural Gas Prices: Department of Energy, Energy Information Administration (www.eia.doe.gov).

The worldwide and U.S. quarterly average rig count increased 6.6% (from 2,253 to 2,401) and 13.0% (from 1,088 to 1,229), respectively, in the third quarter of 2004 compared to the third quarter of 2003. The average per barrel price of West Texas Intermediate Crude increased 44.7% (from $30.26 to $43.79) while natural gas prices increased 12.3% (from $4.88 per mmbtu to $5.48 per mmbtu) in the third quarter of 2004 compared to the third quarter of 2003. These high commodity prices and corresponding high rig activity benefited the Company’s services businesses in the third quarter of 2004. Tubular Services and Drilling Services revenues were up 12% and 17%, respectively, in the third quarter of 2004 compared to the same period of 2003.

U.S. rig activity at October 29, 2004 was 1,251 rigs compared to the third quarter 2004 average of 1,229 rigs. Canadian rig activity was 370 rigs at October 29, 2004 compared to the third quarter 2004 average of 326 rigs. The Company believes that current industry projections are forecasting commodity prices to remain strong as compared to recent years, and, as a result, U.S. and international drilling rig activity is expected to continue to be strong for the remainder of 2004. However, numerous events could significantly alter these projections including political tensions in the Middle East, the acceleration or deceleration of the recovery of the U.S. and world economies, a build up in world oil inventory levels, or numerous other events or circumstances.

Drilling Equipment Group Restructuring and MIL Discontinued Operations

Drilling Equipment Group revenue from continuing operations was $319.5 million during the first nine months of 2004, a decrease of $46.8 million (12.8%) compared to the first nine months of 2003. The Group’s operating profit from continuing operations and excluding restructuring charges of $4.0 million, was down $3.2 million, from $45.8 million for the first nine months of 2003 to $42.6 million in the same period of 2004.

The decline in the Drilling Equipment Group revenue and operating profit dollars reflect in part the softening market for capital drilling equipment in 2003 and into the first part of 2004, as well as adverse movements in the Company’s mix of drilling equipment unit sales (rig floor equipment and handling tools declined, while pressure control equipment sales increased). As a result of the declining market throughout 2003 and into the first part of 2004, the Company began a significant restructuring of its Drilling Equipment Group operations in the second half of 2003. The Company has consolidated certain sales, engineering and administrative functions of the Drilling Equipment Group from California into Houston, and has moved certain labor intensive manufacturing operations from its plant in Orange, California to Mexico. The restructuring which began in the second half of 2003 began to show a positive impact on operating profit margins in the second quarter of 2004 and continued in the third quarter of 2004, as continuing operating profit percent, excluding restructuring charges, was at 14.0% and 16.2% for the second and third quarter of 2004, respectively. Operating profit, excluding restructuring charges, dollars and percent of $19.1 million and 16.2% on $118.4 million of revenue represented the highest operating profit dollars and percent recorded since the third quarter of 2002.

In January 2004, the Company announced its plans to discontinue its Morinoak International Ltd (MIL) rig fabrication operation in England. During the first quarter 2004, MIL completed its last rig, a $31 million land rig which is presently drilling in the Middle East. The first quarter 2004 after-tax loss of $11.7 million from MIL is included in discontinued operations. In addition, the Company recognized an after-tax gain of $2.1 million in the third quarter of 2004 due to the favorable resolution of an outstanding contractual issue. The prior year MIL results have been reclassified to report this operation as discontinued. Previously these results were included as part of the Drilling Equipment Group operations.

Results of Operations

Three and Nine Months Ended September 30, 2004 and 2003

Revenue. Revenue from continuing operations was $414.3 million and $1,125.5 million for the third quarter and first nine months of 2004, an increase of $42.3 million (11.4%) and $36.2 million (3.3%) compared to the third quarter and first nine months of 2003, respectively. The increase in third quarter revenue was reflected in all four of the Company’s main segments. The following table summarizes the Company’s revenue by operating segment in the third quarter and first nine months of 2004 and 2003 (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Variance				Variance
	2004	2003	$	%	2004	2003	$	%
		(restated)				(restated)
Revenue:
Drilling Equipment	$118.4	$111.7	$6.7	6.0%	$319.5	$366.3	$(46.8)	(12.8)%
Tubular Services	138.9	124.2	14.7	11.9%	389.9	337.0	52.9	15.7%
Drilling Services	91.6	78.1	13.5	17.4%	241.7	217.4	24.3	11.2%
Coiled Tubing & WL	65.4	58.0	7.4	12.8%	174.4	168.6	5.8	3.4%

Total	$414.3	$372.0	$42.3	11.4%	$1,125.5	$1,089.3	$36.2	3.3%

Revenue from the Company’s Drilling Equipment Group’s continuing operations in the third quarter and first nine months of 2004 was $118.4 million and $319.5 million, representing an increase of $6.7 million (6%) and a decrease of $46.8 million (13%) compared the third quarter and first nine months of 2003, respectively. The increase over the third quarter of 2003 related primarily to an increase in aftermarket spare parts and services, higher rig handling tool sales, and higher revenues from installation and commissioning activities, offset by lower capital equipment revenues from the Group’s Rig Floor Equipment division. The decrease for the first nine months of 2004 compared to 2003 was a result of large shipments of capital equipment, primarily from the Group’s Shaffer division in the first quarter of 2003 and the Group’s rig floor equipment product lines in the second and third quarters of 2003. New orders for the three months ended September 30, 2004 were $106.6 million compared to $92.1 million for the same period of 2003, while backlog at September 30, 2004 was $114.3 million compared to $116.1 million at September 30, 2003. Sequentially, backlog decreased by $11.8 million (9%) at September 30, 2004 compared to June 30, 2004, but is up $30.9 million (37%) from December 31, 2003, the Group’s lowest backlog level since the end of 2000.

Tubular Services revenue was $138.9 million and $389.9 million for the third quarter and first nine months of 2004, respectively, representing increases of $14.7 million (12%) and $52.9 million (16%), respectively, compared to the same periods in 2003. The increases were due to greater revenue from the Company’s U.S., Latin America, and Europe inspection operations, greater U.S. and Europe coating revenue; greater mill equipment sales, and an increase in pipeline inspection revenue. U.S. inspection and coating combined to increase $5.5 million primarily as a result of a 13% increase in U.S. rig activity in the third quarter of 2004 compared to the third quarter of 2003. Latin America inspection activity increased $3.2 million in the third quarter of 2004 compared to the same period of 2003 due primarily to two acquisitions of Latin America inspection operations in the second half of 2003. Europe, Africa, and Middle East inspection and coating revenue increased a combined $3.9 million while the shipment of inspection units to mills in the Far East and Latin America led to an increase in Mill revenue of $2.5 million. Pipeline inspection revenue increased $1.3 million due to strengthening market demand throughout the Western Hemisphere. These increases were offset slightly by a $1.8 million decrease in worldwide Fiberglass pipe revenue as the Company posted near record levels of Fiberglass revenue in the third quarter of 2003.

Drilling Services revenue was $91.6 million and $241.7 million for the third quarter and first nine months of 2004, representing increases of $13.5 million (17%) and $24.3 million (11%) compared to the same periods in 2003. The third quarter 2004 increase was due to higher activity levels in most drilling markets around the world, and acquisitions related to Drilling Services completed in 2003 and 2004. Greater rig activity in the U.S. resulted in greater revenue from the Company’s U.S. Solids Control and Instrumentation businesses. These increases were offset somewhat by lower V-ICIS equipment sales, which declined $1.4 million, and lower sales of instrumentation equipment, which declined $0.7 million. Additionally, sales of high margin solids control equipment declined, leading to a $1.6 million decline in Solids Control revenue in Mexico.

Coiled Tubing & Wireline Products revenue was $65.4 million and $174.4 million for the third quarter and first nine months of 2004, an increase of $7.4 million and $5.8 million, respectively, compared to the same periods in 2003. The revenue increases were primarily driven by greater revenue related to the Company’s nitrogen pumping equipment and coiled tubing units for Canada, Middle East, and Far East markets, along with higher sales of the Company’s Quality Tubing coiled tube. Coiled Tubing & Wireline Products backlog was $76.7 million at September 30, 2004, an increase of $39.7 million (107%) from December 31, 2003. Orders for the third quarter of 2004 from Coiled Tubing & Wireline Products were $68.5 million, an improvement of $13.7 million (25%) compared to the third quarter of 2003.

Gross Profit. Gross profit was $111.1 million (26.8% of revenue) and $297.0 million (26.4% of revenue) for the third quarter and first nine months of 2004 compared to $107.7 million (29.0% of revenue) and $309.9 million (28.5% of revenue) for the same periods of 2003.

Gross profit dollars were up for the third quarter of 2004 compared to the third quarter of 2003 due to greater revenue and margins associated with the Company’s Tubular Services. Gross profit percent for the quarter and year-to-date results were down due to the restructuring charges associated with the Drilling Equipment Group operations ($1.1 million and $4.0 million for the third quarter and first nine months of 2004, respectively – see the above discussion of “Drilling Equipment Group Restructuring and MIL Discontinued Operations”), a $1.0 million inventory provision related to a litigation matter settled in the second quarter of 2004, and lower margins associated with the Solids Control operations primarily due to low activity in the Gulf of Mexico and an $0.8 million loss recorded on a Solids Control equipment contract in the Eastern Hemisphere in the third quarter of 2004.

Selling, General, and Administrative Costs. Selling, general, and administrative costs were $40.3 million (9.7% of revenue) and $121.1 million (10.8% of revenue) for the three and nine months ended September 30, 2004, respectively, compared to $43.7 million (11.7% of revenue) and $134.0 million (12.3% of revenue) for the same periods of 2003. The decreases in the third quarter and first nine months of 2004 compared to the same periods of 2003 were due primarily to a reduction in costs related to the Company’s Drilling Equipment Group operations as a result of the restructuring discussed above. Additionally, the third quarter had year-over-year improvements related to insurance premiums and excise tax accruals, offset by higher incentive compensation, allowance for doubtful accounts, and outside services costs. In addition, year-to-date selling, general, and administrative costs were down in the first nine months of 2004 compared to 2003 due to a $4.8 million gain related to a litigation matter in the second quarter of 2004.

Research and Engineering Costs. Research and engineering costs were $13.0 million and $40.1 million for the third quarter and first nine months of 2004, respectively, compared to $15.3 million and $46.2 million for the same periods of 2003, respectively. The decrease in 2004 was due primarily to lower research and engineering costs from the Company’s Drilling Equipment Group operations (as a result of the restructuring discussed above) and Drilling Services Group operations.

Operating Profit. Operating profit was $57.8 million and $135.8 million for the three and nine months ended September 30, 2004, respectively, compared to $48.7 million and $129.7 million for the three months and nine months ended September 30, 2003, respectively. The changes in operating profit were due to the factors discussed above.

Interest Expense. Interest expense was $7.9 million and $22.9 million for the three and nine months ended September 30, 2004 compared to $7.4 million and $23.1 million for the three and nine months ended September 30, 2003, respectively. In the second quarter of 2003, the Company entered into three interest rate swap agreements initiated in the second quarter of 2003 with a combined notional amount of $100.0 million associated with the Company’s 2008 notes. Under these agreements, the Company receives interest at a fixed rate of 7.5% and pays interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008. An increase in outside market interest rates of 1% would result in a $1.0 million increase to the Company’s annual interest expense.

Other Expense (Income). Other expense consists of interest income, foreign exchange, and other expense (income). Net other expense were losses of $1.0 million and $3.1 million for the third quarter and first nine months of 2004, respectively, compared to a net loss of $1.0 million and $2.4 million for the third quarter and first nine months of 2003, respectively.

Provision for Income Taxes. The Company’s effective tax rate for the third quarter and first nine months of 2004 was 33.6% for continuing operations compared to 32.7% and 33.6% for the same periods of 2003, respectively. These rates vary from the domestic rate of 35.0%, due to charges not allowed under domestic and foreign jurisdictions, foreign earnings subject to tax rates differing from domestic rates and the benefit from the utilization of the extraterritorial income provisions.

Loss From Discontinued Operations, Net of Tax. During the first quarter of 2004, the Company incurred $11.7 million (net of tax) in charges related to its discontinued rig fabrications business. In January 2004 the Company announced plans to discontinue its MIL rig fabrication operation as a result of continuing losses from the MIL operation and the Company’s failure to integrate the rig fabrication business with the Company’s Drilling Equipment operations. The charges incurred in the first quarter of 2004 related to the MIL operation included severance costs for MIL personnel, facility closure costs, additional losses from a $31 million land drilling rig in the Middle East, and other operating losses. At March 31, 2004, the MIL operation had ceased operations at its MIL facility in England. During the third quarter of 2004, the Company recognized a gain of $2.1 million (net of tax) related to the resolution of an outstanding contractual issue associated with a rig shipped to the Middle East in the first quarter of 2004.

Net Income. Net income for the third quarter and first nine months of 2004 was $34.6 million and $63.3 million, respectively, compared to $26.7 million and $62.7 million for the same periods of 2003. The changes in 2004 results compared to 2003 were due to the factors discussed above.

Financial Condition, Liquidity and Capital Resources

September 30, 2004

For the nine months ended September 30, 2004, cash generated from operating activities was $93.3 million compared to cash generated of $73.9 million for the first nine months of 2003. Cash was provided from operations by net income of $63.3 million, non-cash charges of $66.3 million, a decrease in inventory of $4.8 million, and an increase in income taxes payable of $11.5 million. These items were partially offset by an increase in accounts receivable of $32.4 million, an increase in prepaid expenses of $7.6 million, and a decrease in accounts payable and accrued liabilities of $12.6 million related to the discontinued MIL rig fabrication business. Inventory decreased due to the sale of a $31 million MIL land rig in the first quarter of 2004. Accounts receivable increased due to greater revenue in the third quarter of 2004 compared to the fourth quarter of 2003 (an increase of $66.0 million or 19%). Days sales outstanding were 81.1 days at September 30, 2004 compared to 87.3 days at December 31, 2003. Accounts payable and accrued liabilities decreased due to lower customer deposits.

For the nine months ended September 30, 2004, the Company used $70.4 million of cash for investing activities compared to $66.8 million for the same period of 2003. The Company used $32.5 million to make business acquisitions and outside investments (see Note 3 of Notes to Unaudited Consolidated Financial Statements). Capital spending was $35.7 million in the first nine months of 2004 and was primarily related to the Company’s service businesses.

For the nine months ended September 30, 2004, the Company generated $3.3 million of cash from financing activities while using $2.7 million in the first nine months of 2003. Cash generated was primarily from stock proceeds of $23.9 million, offset somewhat by the purchase of treasury stock of $15.9 million.

At September 30, 2004, the Company had $111.9 million of cash and cash equivalents and current and long-term debt of $463.7 million. At December 31, 2003, the Company had cash and cash equivalents of $85.7 million and current and long-term debt of $457.0 million. The Company’s outstanding debt at September 30, 2004 consisted of $149.4 million of 5 1/2% Senior Notes due 2012, $201.1 million of 7 1/4% Senior Notes due 2011, $99.5 million of 7 1/2% Senior Notes due 2008 and other debt of $13.7 million.

On June 30, 2004, the Company entered into a credit agreement with a syndicate of banks that provided up to $150 million of funds under a revolving credit facility. In addition, the Company also obtained a bilateral letter of credit facility that provided up to $7.0 million of funds. At September 30, 2004, there was $133.7 million of funds available under the revolving credit facility and $2.7 million of funds available under the bilateral letter of credit facility, with $16.3 million and $4.3 million being used for letters of credit, under the revolving credit facility and bilateral letter of credit facility, respectively.

During the third quarter of 2003, the Company’s Board of Directors authorized repurchases of up to $150.0 million of the Company’s outstanding common stock from time to time at the Company’s discretion. As part of this program, the Company repurchased 817,580 shares of common stock at a cost of $15.0 million in 2003 and 829,100 shares at a cost of $15.9 million in the first nine months of 2004.

The Company believes that its September 30, 2004 cash and cash equivalents, its credit facility and cash flow from continuing operations will be sufficient to meet its capital expenditures and its operating cash needs for the foreseeable future.

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

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company does not believe the adoption of FSP 106-2 will have a material effect on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative & Qualitative Disclosures About Market Risk

The Company conducts operations in various countries around the world and is exposed to market risk from changes in interest rates and changes in foreign currency rates. The Company does not enter into interest rate or foreign currency transactions for speculative purposes.

Interest Rates

The Company has historically managed its exposure to interest rate changes by using a combination of fixed rate debt, variable rate debt, and interest swap and collar agreements in its total debt portfolio. At September 30, 2004, the Company had $463.7 million of outstanding debt. Fixed rate debt included $149.4 million of the 2012 Notes at a fixed interest rate of 5 1/2%, $201.1 million of the 2011 Notes at a fixed interest rate of 7 1/4% and $99.5 million of the 2008 Notes at a fixed interest rate of 7 1/2%.

As of September 30, 2004, the Company had three interest rate swap agreements with an aggregate notional amount of $100.0 million associated with the Company’s 2008 Notes. Under this agreement, the Company receives interest at a fixed rate of 7 1/2% and pays interest at a floating rate of six-month LIBOR plus a weighted average spread of approximately 4.675%. The swap agreements will settle semi-annually and will terminate in February 2008.

Foreign Currency Exchange Rates

Because the Company operates in virtually every oil and gas exploration and production region in the world, it conducts a portion of its business in currencies other than the U.S. dollar. The functional currency for some of the Company’s international operations is the applicable local currency. Although some of the Company’s international revenues are denominated in the local currency, the effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. During the quarters ended September 30, 2004, and 2003, the Company reported foreign currency gains (losses) of $0.1 million and ($0.2) million, respectively. The gains (losses) were primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency.

With respect to foreign currency fluctuations, the Company uses natural hedges to minimize the effect of rate fluctuations. When natural hedges are not sufficient, the Company may enter into forward foreign exchange contracts to hedge significant transactions for periods consistent with the underlying risk.

To protect against the reduction in value of forecasted foreign currency cash flows resulting from sales or expenses denominated in a nonfunctional currency, the Company has instituted a foreign currency cash flow hedging program. The Company may hedge portions of its forecasted nonfunctional currency revenue and expenses with forward contracts from time to time.

At September 30, 2004, the Company expects to reclassify $200,000 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual occurrence of the forecasted sales or expenses.

The Company has market risk sensitive instruments denominated in foreign currencies totaling $25.9 million as of September 30, 2004, excluding trade receivables and payables, which approximate fair value. These market risk sensitive instruments consisted of cash balances and overdraft facilities. The Company estimates that a hypothetical 10% movement of all applicable foreign currency exchange rates would affect net income by $1.7 million.

Assets and liabilities of those foreign subsidiaries are translated using the exchange rates in effect at the balance sheet date, resulting in translation adjustments that are reflected in accumulated other comprehensive loss in the common stockholders’ equity section of the Company’s balance sheet. The Company recorded currency translation gains (losses) of $2.7 million and ($0.4) million for the quarters ended September 30, 2004 and 2003, respectively.

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

A significant portion of the Company’s recent growth in revenues and profitability has been the result of its acquisition program. The Company’s future operating results will be impacted by the Company’s ability to identify additional attractive acquisition opportunities, consummate such acquisitions on favorable terms and successfully integrate the operations of the acquired businesses with those of the Company. Pursuant to the Company’s merger agreement with National Oilwell, the Company is restricted in its acquisition activities through the closing of the merger. Any inability on the part of management to integrate and manage acquired businesses and their assumed liabilities could adversely affect the Company’s business and financial performance. Future acquisitions may result in increased depreciation and amortization expense, increased interest expense, increased financial leverage or decreased operating income, any of which could cause the Company’s business to suffer.

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

Risks Related to the Merger with National Oilwell

The combined company may not be able to successfully integrate the operations of the Company and National Oilwell and realize the anticipated benefits of the merger.

Achieving the benefits expected from the proposed merger will depend in large part on integrating the technology, operations and personnel of the Company and National Oilwell in a timely and efficient manner to minimize the impact on customers, employees and management. Integration of the two previously independent companies will be a complex, time consuming and costly process. Failure to timely and successfully integrate these companies may have a material adverse effect on the combined company’s business, financial condition and results of operations. The difficulties of combining the companies will present challenges to the combined company’s management, including:

•	operating a significantly larger combined company with operations in more geographic areas and with more business lines;

•	integrating personnel with diverse backgrounds and organizational cultures;

•	coordinating sales and marketing functions;

•	retaining key employees, customers or suppliers;

•	preserving the research and development, collaboration, distribution, marketing, promotion and other important relationships of National Oilwell and the Company;

•	establishing the internal controls and procedures that the combined company will be required to maintain under the Sarbanes-Oxley Act of 2002; and

•	consolidating other corporate and administrative functions.

The combined company will also be exposed to other risks that are commonly associated with transactions similar to the merger, such as unanticipated liabilities and costs, some of which may be material, and diversion of management’s attention. As a result, there can be no assurance that the combined company will realize any of the anticipated benefits of the merger, including anticipated cost savings, and failure to do so could adversely affect the business of the combined company after the merger.

The costs of the merger could adversely affect combined financial results.

The Company expects the total merger-related costs, exclusive of employee benefit costs, to be approximately $10.0 million, consisting primarily of financial advisory, legal and accounting fees, financial printing costs and other related charges. The amount of these expenses is a preliminary estimate and is subject to change. In addition, the combined company will incur certain integration costs, including costs associated with consolidating administrative functions and the closure of certain facilities. If the benefits of the merger do not exceed the costs associated with the merger, the combined company’s financial results, including earnings per share, could be adversely affected.

The exchange ratio for National Oilwell common stock to be received in the merger is fixed and will not be adjusted in the event of any change in stock price.

Upon completion of the merger, each share of common stock of the Company will be exchanged for 0.8363 of a share of National Oilwell common stock. This conversion number is fixed and will not be adjusted as a result of any change in the price of National Oilwell common stock or the Company’s common stock. In addition, the Company may not terminate the merger agreement solely because of changes in the market price of either company’s common stock. Therefore, if the value of National Oilwell common stock declines prior to the completion of the merger, the value of the merger consideration to be received by the Company’s stockholders will decline. The share prices of National Oilwell common stock and the Company’s common stock are by nature subject to the general price fluctuations in the market for publicly traded equity securities and have experienced significant volatility, and the Company cannot predict or give any assurances as to the future market prices of National Oilwell common stock and the Company’s common stock.

Failure to complete the merger or delays in completing the merger could negatively impact the Company’s stock price and future business and operations.

If the merger is not completed for any reason, the Company may be subject to a number of material risks, including the following:

•	the Company will not realize the benefits expected from combining with National Oilwell, including potentially enhanced financial and competitive position;

•	under certain circumstances, the Company may be required to pay National Oilwell a termination fee of $75 million or reimburse National Oilwell for up to $5 million in merger related expenses;

•	the price of the Company’s common stock may decline to the extent that the current market price of the common stock reflects a market assumption that the merger will be completed; and

•	some of the Company’s costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed.

In addition, in response to the announcement of the merger, the Company’s customers may delay or defer purchasing decisions. Any delay or deferral of purchasing decisions by customers could negatively affect the business and results of operations of the Company, regardless of whether the merger is ultimately completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles with the Company until after the merger is completed or if the merger is not completed. This may adversely affect the ability of the Company to attract and retain key management, marketing and technical personnel.

Furthermore, while the merger agreement is in effect, subject to certain limited exceptions, the Company is prohibited from soliciting, initiating or encouraging or entering into any extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to exceptions set forth in the merger agreement. As a result of these limitations, the Company may lose opportunities to enter into a more favorable transaction. Finally, if the merger is terminated and the Company’s board of directors determines to seek another merger or business combination, the Company cannot assure you that it will be able to find a transaction providing as much stockholder value as the proposed merger with National Oilwell.

National Oilwell and the Company could be required to divest, hold separate or license assets to complete the merger.

The merger cannot be completed until the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired or is otherwise terminated. As a prerequisite to obtaining the expiration or termination of this waiting period, or to avoid an injunction by the Department of Justice or another governmental entity, whether foreign or domestic, National Oilwell, the Company or both companies may be required to divest, hold separate or license certain assets. Although each of National Oilwell and the Company have agreed to use their reasonable best efforts to obtain the expiration or termination of this waiting period and to obtain any other governmental clearance or approvals under federal, state or foreign antitrust laws, neither National Oilwell nor the Company is required to divest, hold separate or license any of their respective businesses, product lines or assets, take or agree to take any other action or agree to any limitation, that would reasonably be expected to have a material adverse effect on the financial condition, results of operations or prospects of National Oilwell or the Company.

Divestitures or licensing of assets can be time consuming and may delay completion of the proposed merger. Because there may be a limited number of potential buyers or licensees for the assets subject to divestiture or license and because potential buyers will likely be aware of the circumstances of the sale or license, these assets could be sold or licensed at prices or rates lower than their fair market values or the prices National Oilwell or the Company paid for these assets. Asset divestitures or licenses of National Oilwell’s or the Company’s assets could also significantly reduce the value of the combined company, eliminate potential cost savings opportunities or lessen the anticipated benefits of the merger.

If National Oilwell or the Company fails to obtain all required consents and waivers, third parties may terminate or alter existing contracts.

The Company is required to obtain the consent of, and certain waivers from, its lenders under its primary bank credit facility in connection with the merger. If the approvals and waivers are not obtained, the credit facility could be declared in default and the borrowings under the credit facility would become immediately due and payable. As a result, the Company or the combined company must refinance or amend the facility at or before the closing of the merger. If that facility is not refinanced or amended prior to closing, the resulting default would have a material adverse effect on the combined company. In addition, certain other agreements with suppliers, customers, licensors or other business partners may require National Oilwell or the Company to obtain the approval or waiver of these other parties in connection with the merger. National Oilwell and the Company have agreed to use reasonable efforts to secure the necessary approvals and waivers. However, the Company cannot assure you that National Oilwell and/or the Company will be able to obtain all of the necessary approvals and waivers, and failure to do so could have a material adverse effect on the business of the combined company after the merger.

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

In addition to the information concerning the Company’s disclosure controls and procedures, the Company is required to disclose any change in the Company’s internal control over financial reporting (“internal control”) that occurred during the third quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control. There were no material changes in the Company’s internal control during the third quarter of 2004. Since mid-2003, the Company has devoted substantial time and resources to the process of documenting and testing the Company’s internal control in connection with future compliance with Rule 13a-15(c) under the Exchange Act of 1934, as amended (required by Section 404 of the Sarbanes-Oxley Act of 2002). The Company has made changes, and will continue to make changes, to refine and improve the Company’s internal control based on its findings.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 for a previously reported legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2003, the Company’s Board of Directors authorized repurchases of up to $150.0 million of the Company’s outstanding common stock from time to time at the Company’s discretion. As a part of this program, the Company repurchased 2,000 shares of Company common stock at an average price of $21.86 per share for a total consideration of approximately $44,000 during the third quarter of 2004. As of September 30, 2004, the Company was authorized to purchase at its discretion approximately $119.0 million of its common stock in the open market.

A summary of the Company’s repurchase activity for the three months ended September 30, 2004 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	2,000	$21.86	2,000	$119,030,000
August 1-August 31	—	—	—	$119,030,000
September 1 – September 30	—	—	—	$119,030,000
Total: 3rd Qtr 2004	2,000	$21.86	2,000	$119,030,000

Item 5. Other Information

On November 4, 2004, the Company entered into Amended and Restated Indemnification Agreements with each of its directors and executive officers, including: John F. Lauletta, Greg L. Armstrong, George S. Dotson, Richard A. Kertson, Eric L. Mattson, Jeffery A. Smisek, Douglas E. Swanson, James D. Woods, Joseph C. Winkler, Haynes B. Smith, III, James F. Maroney, III, Kenneth L. Nibling and Clay C. Williams. These agreements amended and restated prior indemnification agreements with these directors and officers. Like the prior agreements, the Amended and Restated Indemnification Agreements provide for indemnification by the Company of the directors and executive officers to the greatest extent permitted by law. The Amended and Restated Indemnification Agreements contain technical amendments to the earlier indemnification agreements which have the effect of providing greater clarity as to the indemnity protections benefiting the directors and officers and the procedures for requesting indemnity payments and advancement of related expenses.

On September 30, 2004, the Company entered into supplemental indentures with The Bank of New York Trust Company, N.A., as trustee, relating to its 7 1/2% Senior Notes due 2008, its 7 1/4% Senior Notes due 2011, and its 5 1/2% Senior Notes due 2012 which released the guarantee on these notes by each of the material subsidiaries of the Company. In addition, on September 30, 2004, the subsidiaries of the Company that were guarantors of the indebtedness under the credit agreement entered into on June 30, 2004 received a release of guaranty from Wells Fargo Bank, N.A. as the administrative agent under the credit agreement.

Item 6. Exhibits

Reference is hereby made to the Exhibit Index commencing on Page 31.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARCO INTERNATIONAL, INC.
(Registrant)

Date: November 9, 2004	/s/ CLAY C. WILLIAMS
Clay C. Williams Vice President and Chief Financial Officer, (Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Note No.
2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004, by and between the Company and National-Oilwell, Inc.	(Note 23)

3.1	Third Amended and Restated Certificate of Incorporation of Varco International, Inc., dated May 30, 2000.	(Note 1)

3.2	Third Amended and Restated Bylaws.	(Note 1)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Varco International, Inc., dated November 30, 2000.	(Note 1)

4.1	Rights Agreement, dated as of November 29, 2000, by and between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Varco International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	(Note 1)

4.1.1	Rights Agreement Amendment No. 1, dated as of August 11, 2004, to the Rights Agreement dated as of November 29, 2000, between the Company and Mellon Investor Services LLC, as Rights Agent.	(Note 24)

4.2	Purchase Agreement dated as of October 1, 1991 between the Company and Baker Hughes Incorporated regarding certain registration rights.	(Note 2)

4.3	Registration Rights Agreement dated April 24, 1996 among the Company, SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. And Zink Industries Limited.	(Note 3)

4.4	Registration Rights Agreement dated March 7, 1997 among the Company and certain stockholders of Fiber Glass Systems, Inc.	(Note 4)

4.5	Indenture, dated as of February 25, 1998, between the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $100,000,000 aggregate principal amount of 7.5% Senior Notes due 2008; Specimen Certificate of 7.5% Senior Notes due 2008 (private notes); and Specimen Certificate at 7.5% Senior Notes due 2008 (public notes).	(Note 5)

4.5.1	Fifth Supplemental Indenture dated September 30, 2004 to Indenture dated February 25, 1998 by and among the Company, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.

4.6	Indenture, dated as of May 1, 2001, among the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $200,000,000 aggregate principal amount of 7.25% Senior Notes due 2011; Specimen Certificate of 7.25% Senior Notes due 2011 (private notes); and Specimen Certificate of 7.25% Senior Notes due 2011 (public notes).	(Note 6)

4.6.1	Third Supplemental Indenture dated September 30, 2004 to Indenture dated May 1, 2001 by and among the Company, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.

4.7	Indenture, dated as of November 19, 2002, between the Company, the guarantors named therein and The Bank of New York Trust Company of Florida as trustee, relating to $150,000,000 aggregate principal amount of 5.5% Senior Notes due 2012 (private notes) Specimen Certificate of 5.5% Senior Notes due 2012 (private notes); and Specimen Certificate of 5.5% Senior Notes due 2012 (public notes).	(Note 7)

4.7.1	First Supplemental Indenture dated September 30, 2004 to Indenture dated November 19, 2002 by and among the Company, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.

4.8	Registration Rights Agreement dated as of November 19, 2002, among the Company and Salomon Smith Barney Inc.	(Note 7)

10.1	Credit Agreement, dated as of June 30, 2004, among the Company, as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative Agent, Bank One, NA, and Comercia Bank as Co-Syndication Agents, Credit Suisse First Boston, as Documentation Agent, and the other Banks a party thereto.	(Note 25)

10.1.1	Release of Guaranty Obligations dated September 30, 2004 related to the Credit Agreement dated June 30, 2004 by Wells Fargo Bank, N.A. as administrative agent.

10.2*	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)	(Note 21)

10.3*	2003 Equity Participation Plan of Varco International, Inc.	(Note 22)

10.3.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 20)

10.4*	Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.	(Note 8)

Exhibit No.	Description	Note No.
10.5*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 9)

10.6*	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)	(Note 21)

10.7	Lease dated March 7, 1975, as amended	(Note 10)

10.7.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8	(Note 11)

10.7.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 14)

10.8	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 15)

10.8.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10 B	(Note 14)

10.9*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 16)

10.9.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 17)

10.10*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 14)

10.10.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 18)

10.11*	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)	(Note 21)

10.13*	Form of Executive Agreement of certain members of senior management	(Note 19)

10.13.1*	Form of First Amendment to Executive Agreements	(Note 19)

10.14*	Executive Agreement of John F. Lauletta	(Note 19)

10.15*	Executive Agreement of Joseph C. Winkler	(Note 19)

10.16*	Agreement with George Boyadjieff dated November 29, 2002	(Note 21)

10.17*	Form of Indemnity Agreement	(Note 19)

10.18*	Form of Amended and Restated Indemnification Agreement

31.1	Rule 13a/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a/15d-14(a) Certification of Chief Financial Officer

32.1(+)	Section 1350 Certification of Chief Executive Officer

32.2(+)	Section 1350 Certification of Chief Financial Officer

For purposes of this list of exhibits and the notes below, the term “Company” refers to the registrant, Varco International, Inc., a Delaware corporation formerly known as Tuboscope Inc., and the term “Varco” refers to Varco International, Inc., a California corporation which merged with and into the registrant on May 30, 2000.

(*)	Management contract, compensation plan or arrangement.

(+)	In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 9, 2001.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525), filed on October 24, 1991.

Note 3	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 16, 1996.

Note 4	Incorporated by reference to the Company’s Current Report on 8-K, filed on March 20, 1997.

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115), filed on April 27, 1998.

Note 6	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-64226), filed on June 29, 2001.

Note 7	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-102162), filed on December 23, 2002.

Note 8	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150), filed on November 24, 1993.

Note 9	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072), filed on November 23, 1993.

Note 10	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981, filed on March 18, 1982.

Note 11	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, filed on March 29, 1983.

Note 12	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984, filed on March 29, 1985.

Note 13	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985, filed on July 30, 1985.

Note 14	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on March 30, 1989.

Note 16	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681, filed on February 12, 1997.

Note 17	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

Note 18	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 26, 1998.

Note 19	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582), filed on April 12, 2000.

Note 20	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 8, 2002.

Note 21	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003.

Note 22	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2003, filed on May 20, 2003.

Note 23	Incorporated by reference to Annex A to the document forming a part of National Oilwell’s Registration Statement on Form S-4 (File No. 333-119071) filed on September 16, 2004.

Note 24	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 12, 2004.

Note 25	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed on August 5, 2004.