Form 10-K/A
period 2004-12-31
VARCO INTERNATIONAL INC /DE/
filed 2005-03-07
CIK 860097

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The purpose of this Amendment No. 1 to our annual report on Form 10-K/A is to provide information required by Items 10, 11, 12, 13 and 14 of Part III of this report on Form 10-K. While the registrant typically incorporates this information by reference from the registrant’s proxy statement for it annual meeting of stockholders, the registrant has scheduled a special stockholders meeting for March 11, 2005 for the stockholders to approve the merger of the registrant with and into National-Oilwell, Inc. (the “Merger”), pursuant to the Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004 (the “Merger Agreement”). Items 10, 11, 12, 13 and 14 to the Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on February 15, 2005, are hereby amended and restated in their entirety as follows.

This Amendment No. 1 to our annual report on Form 10-K does not change or update the previously reported financial statements or other disclosures included in our annual report on Form 10-K

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In May 2000, Varco International, Inc., a California corporation (“Varco”), merged into Tuboscope Inc., a Delaware corporation (“Tuboscope”). Tuboscope was the surviving corporation and changed its name to Varco International, Inc. Unless otherwise indicated, all references in the executive officer and director biographies to “Varco” refer to the disappearing California corporation prior to the merger, and all references to the “Company,” “us,” “we,” and “our” refer to Tuboscope Inc. prior to the merger and to the surviving or combined corporation after the merger.

Board of Directors

Set forth below are descriptions of the backgrounds of our directors and their principal occupations for at least the past five years and their public-company directorship positions as of March 7, 2005. The term of each director is one year, and each director listed below was elected at the 2004 annual meeting of stockholders. Pursuant to the terms of the Merger Agreement, upon consummation of the Merger, Messrs. Lauletta, Armstrong, Mattson, Smisek and Woods will serve as directors of National Oilwell Varco, Inc., the successor entity to the Merger, and Messrs. Dotson, Kertson and Swanson will retire from serving on our Board.

John F. Lauletta. Age 60. Mr. Lauletta has served as our Chief Executive Officer since January 1, 2003, our Chairman of the Board since May 2003 and has served on our Board of Directors since April 1996. From April 1996 until May 2003, Mr. Lauletta served as our President. From May 2000 until January 2003, Mr. Lauletta was our Chief Operating Officer, and from April 1996 until May 2000, he was our Chief Executive Officer. From 1993 until April 1996, Mr. Lauletta was the President and Chief Executive Officer of D.O.S., Ltd., a provider of solids control equipment and services to the oil and natural gas industry—which we acquired in April 1996. From 1973 until 1993, Mr. Lauletta was with Baker Hughes Incorporated, a provider of products and services to the oil, gas and process industries, holding several executive positions.

Greg L. Armstrong. Age 46. Mr. Armstrong has served on our Board of Directors since May 20, 2004. Since 1998, he has been the Chairman of the Board and Chief Executive Officer of Plains All American GP LLC, the general partner and controlling entity of Plains All American Pipeline, L.P., a publicly traded master limited partnership engaged in the business of marketing, gathering, transporting, terminaling and storing crude oil. Mr. Armstrong served as the President, Chief Executive Officer and Director of Plains Resources Inc. from 1992 to May 2001. He previously served Plains Resources Inc. as President and Chief Operating Officer from October to

December 1992, Executive Vice President and Chief Financial Officer from June to October 1992, Senior Vice President and Chief Financial Officer from 1991 to 1992, Vice President and Chief Financial Officer from 1984 to 1991, Corporate Secretary from 1981 to 1988, and Treasurer from 1984 to 1987. Mr. Armstrong also serves as a director of the Independent Petroleum Association of America Southwest Texas Region and is a member of the National Petroleum Council.

George S. Dotson. Age 64. Mr. Dotson has served on our Board of Directors since May 2000, and from February 1997 to May 2000 he served as a director of Varco. Mr. Dotson is a director and Vice President of Helmerich & Payne, Inc. and is President of its subsidiary, Helmerich & Payne International Drilling Co., an NYSE listed owner-operator of drilling rigs, providing drilling services to both the land and offshore oil and gas drilling industry. Mr. Dotson has held these positions since 1977. Mr. Dotson is also a Director of Atwood Oceanics, Inc., an NYSE listed international offshore drilling company.

Richard A. Kertson. Age 65. Mr. Kertson has served on our Board of Directors since August 2000. Mr. Kertson was Vice President—Finance and Chief Financial Officer of Varco from May 1984 until his retirement in February 2000. Mr. Kertson had been Controller of Varco Oil Tools from January 1982 until May 1984 and joined Varco in October 1975 as Director of Management Information Services. Mr. Kertson is also a Director of Ceradyne, Inc., a Nasdaq listed ceramics manufacturer.

Eric L. Mattson. Age 53. Mr. Mattson has served on our Board of Directors since January 1994. Since November 2003, Mr. Mattson has been Senior Vice President and Chief Financial Officer of VeriCenter, Inc., a private provider of managed hosting services. From November 2002 until October 2003, Mr. Mattson worked as an independent consultant. Mr. Mattson was the Chief Financial Officer of Netrail, Inc., a private Internet backbone and broadband service provider, from September 1999 until November 2002. Netrail filed for Chapter 11 Bankruptcy protection in the Northern Georgia district of the United States Bankruptcy Court in July 2001. In November 2002, the Bankruptcy Court approved Netrail’s plan of liquidation and appointed a Trustee to effect the plan. At that time, Mr. Mattson ceased to be the Chief Financial Officer of Netrail. From July 1993 until May 1999, Mr. Mattson served as Senior Vice President and Chief Financial Officer of Baker Hughes Incorporated, a provider of products and services to the oil, gas and process industries. For more than five years prior to 1993, Mr. Mattson was Vice President and Treasurer of Baker Hughes.

Douglas E. Swanson. Age 66. Mr. Swanson has served on our Board of Directors since October 1997. Mr. Swanson has been President, Chief Executive Officer, and a Director of Oil States International, Inc., an NYSE listed provider of oil and gas drilling services, since January 2000. Mr. Swanson was the President, Chief Executive Officer and Chairman of the Board of Cliffs Drilling Company, an international oil service and engineering company, from 1992 to August 1999. After retirement from Cliffs Drilling Company in August 1999 until January 2000, Mr. Swanson pursued personal interests. From 1978 to 1992, Mr. Swanson was an Executive Vice President of Cliffs Drilling Company.

Jeffery A. Smisek. Age 50. Mr. Smisek has served on our Board of Directors since February 1998. Since December 30, 2004, Mr. Smisek has served as President and a Director of Continental Airlines, Inc. Mr. Smisek previously served Continental Airlines, Inc. as Executive Vice President from March 2003 until December 2004; Executive Vice President — Corporate from May 2001 until March 2003; and Executive Vice President, General Counsel and Secretary from November 1996 to May 2001.

James D. Woods. Age 73. Mr. Woods has served on our Board of Directors since May 2000, and from 1988 until May 2000 he served as a Director of Varco. Mr. Woods is the Chairman Emeritus and retired Chief Executive Officer of Baker Hughes Incorporated. Mr. Woods was Chief Executive Officer of Baker Hughes from April 1987, and Chairman from January 1989, in each case until January 1997. Mr. Woods is also a director of ESCO Technologies, an NYSE listed supplier of engineered filtration products to the process, healthcare and transportation markets; Foster Wheeler Ltd., an OTC traded holding company of various subsidiaries which provides a broad range of engineering, design, construction and environmental services; OMI Corporation, an NYSE listed bulk shipping company providing seaborne transportation services primarily of crude oil and refined petroleum products; and USEC Inc., an NYSE listed supplier of enriched uranium.

We are not aware of any family relationships between any of our directors or between any of our directors and any executive officer.

Executive Officers

The following persons serve as our executive officers, and hold the following titles, as of March 7, 2005:

Name	Age	Position
John F. Lauletta	60	Chairman of the Board and Chief Executive Officer

Joseph C. Winkler	53	President and Chief Operating Officer

Haynes B. Smith, III	53	President—Varco Services Group

Clay C. Williams	42	Vice President and Chief Financial Officer

James F. Maroney, III	53	Vice President, Secretary and General Counsel

Kenneth L. Nibling	54	Vice President—Human Resources and Administration

Set forth below are descriptions of the backgrounds of the executive officers and their principal occupations for at least the past five years. For a description of the background of Mr. Lauletta, see “Board of Directors” above. We are not aware of any family relationships between any of the foregoing executive officers or between any executive officer and any director.

Joseph C. Winkler. Mr. Winkler has served as our President since May 2003 and our Chief Operating Officer since January 1, 2003. Mr. Winkler served as our Executive Vice President from April 1996 until becoming President in May 2003 and as President, Varco Drilling Equipment Group from February 2002 until January 1, 2004. Mr. Winkler served as our Chief Financial Officer from April 1996 until January 2003 and as our Treasurer from April 1996 until May 2002. From 1993 to April 1996, Mr. Winkler served as the Chief Financial Officer of D.O.S., Ltd., a provider of solids control equipment and services to the oil and natural gas industry — which we acquired in April 1996. Prior to joining D.O.S., Ltd., he was Chief Financial Officer of Baker Hughes INTEQ, an advanced drilling technology company, and served in a similar role for various companies owned by Baker Hughes Incorporated including Eastman/ Teleco and Milpark Drilling Fluids.

Haynes B. Smith, III. Mr. Smith has served as our President-Varco Services Group since May 2000. From July 1996 to May 2000, Mr. Smith was our Vice President-Western Hemisphere Operations. From May 1991 to July 1996, Mr. Smith served as our Vice President and General Manager of Inspection Services. From 1989 to May 1991, Mr. Smith was our Northeast Zone Manager. From June 1972 to 1989, Mr. Smith held various sales and managerial positions with us and AMF Tuboscope Inc.

Clay C. Williams. Mr. Williams has served as our Vice President and Chief Financial Officer since January 1, 2003. From May 2002 until January 2003, Mr. Williams served as our Vice President Finance and Corporate Development. From February 2001 until May 2002, and from February 1997 until February 2000, Mr. Williams served as our Vice President — Corporate Development. From May 1999 to February 2001, Mr. Williams served as our Vice President of Pipeline Services, and from April 1996 to February 1997, he served as our Director of Corporate Development. From March 1996 to April 1996, Mr. Williams was Director of Corporate Development of D.O.S., Ltd., a provider of solids control equipment and services to the oil and natural gas industry — which we acquired in April 1996. Mr. Williams was an associate at SCF Partners, L.P. from January 1994 to March 1996. From July 1992 to December 1993, Mr. Williams was a graduate student at the University of Texas business school. Mr. Williams was an engineer for Shell Oil Company from 1985 to 1992.

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

Kenneth L. Nibling. Mr. Nibling has served as our Vice President-Human Resources and Administration since December 1991. From July 1988 to November 1991, Mr. Nibling was Director of Human Resources for Union Texas Petroleum Corp., an international exploration and production company. From January 1984 to July 1988, Mr. Nibling was Manager, Compensation and Employment for Louisiana Land and Exploration Company, now a subsidiary of Burlington Resources, a crude oil and natural gas production company.

Audit and Compliance Committee.

The registrant has a separately-designated standing audit committee, entitled the Audit and Compliance Committee. The members of this committee during 2004 were Richard A. Kertson (Chairman), Greg L. Armstrong and Douglas E. Swanson. The Board of Directors has determined that each of Messrs. Armstrong, Kertson and Swanson is a financial expert and each is independent within the meaning of the SEC and NYSE rules.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”) and the NYSE. These persons are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of copies of such reports received by us or written representations from certain reporting persons that no other reports were required, during the year ended December 31, 2004, all of our directors and executive officers and persons who own more than 10% of the outstanding shares of our common stock have complied with the reporting requirements of Section 16(a), except that (i) John F. Lauletta and Robert W. Blanchard were each late filing one report concerning an exempt option grant in January 2004 and (ii) James D. Woods was late filing one report concerning an exempt deferred stock unit grant in January 2004 and (iii) Michael Williams was late filing his Form 3.

Code of Ethics

We have a code of business conduct and ethics for officers and employees and a separate code of ethics for our non-employee directors, both of which can be found at www.varco.com and is available to stockholders upon request made to the Secretary of the Company at Varco International, Inc., 2000 W. Sam Houston Parkway South, Suite 1700, Houston, Texas 77042. These codes summarize the compliance and ethical standards and expectations we have for all of our officers, directors and employees, including our CEO and senior financial officers, with respect to their conduct in connection with our business. Our code of business conduct and ethics constitutes our code of ethics within the meaning of Section 406 of the Sarbanes Oxley Act of 2002 and the NYSE listing standards. We intend to disclose future amendments to or waivers of certain provisions of our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions on our website at www.varco.com within five business days or as otherwise required by the SEC or the NYSE.

Required Certifications

We have filed, as exhibits to this Amendment No. 1 to our annual report on Form 10-K/A for the year ended December 31, 2004, the certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

In 2004, we submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities for the fiscal years indicated for each of the following persons (our “Named Executive Officers”):

•	our chief executive officer; and

•	the next four of our most highly compensated executive officers whose annual salary and bonus exceeded $100,000.

Summary Compensation Table

	Annual Compensation(1)			Long-Term Compensation Awards	All Other Annual Compensation (3)
Name and Position during 2003	Year	Salary(2)	Bonus	Securities Underlying Options
John F. Lauletta Chairman and Chief Executive Officer	2004 2003 2002	$675,000 650,000 540,000	$840,000 0 494,100	133,700 174,400 125,400	$17,750 44,681 43,548

Joseph C. Winkler President and Chief Operating Officer	2004 2003 2002	453,200 440,000 355,000	559,680 0 260,925	65,400 85,300 69,700	12,687 27,304 25,110

Haynes B. Smith, III President—Varco Services Group	2004 2003 2002	321,360 312,000 300,000	306,268 156,000 175,500	39,300 51,200 58,900	9,152 18,980 21,484

Clay C. Williams Vice President and Chief Financial Officer	2004 2003 2002	309,000 300,000 242,000	318,000 0 135,520	34,300 44,700 25,900	8,650 16,920 15,901

James F. Maroney, III Vice President, Secretary and General Counsel	2004 2003 2002	269,963 262,100 252,000	222,260 0 141,120	18,000 23,500 27,000	7,555 15,691 16,572

(1)	Perquisites are excluded as their aggregate value did not exceed the lesser of $50,000 or 10% of total annual salary and bonus for any named executive officer.
(2)	Includes amounts deferred by the named executive officers under our 401(k) Profit Sharing Plan and Non-Qualified Deferred Compensation Plans.
(3)	For fiscal year 2004, “All Other Compensation” is comprised of the following:

Name	Company Contributions 401(k) Plan	Company Contributions Deferred Compensation Plan
John F. Lauletta	$7,583	$10,167
Joseph C. Winkler	2,200	10,487
Haynes B. Smith, III	6,760	8,476
Clay C. Williams	5,000	3,650
James F. Maroney, III	4,368	3,189

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to option grants made during fiscal 2004 to the Named Executive Officers. No stock appreciation rights were granted during 2004.

Name	Granted Options (Shares)(1)	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise of Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Price Appreciation for Option Term (2)
					5%	10%
John F. Lauletta	133,700	10%	$21.88	1/28/2014	$1,839,741	$4,662,264
Joseph C. Winkler	65,400	5	21.88	1/28/2014	899,918	2,280,569
Haynes B. Smith, III	39,300	3	21.88	1/28/2014	540,776	1,370,434
Clay C. Williams	34,300	3	21.88	1/28/2014	471,975	1,196,078
James F. Maroney, III	18,000	1	21.88	1/28/2014	247,684	627,680

(1)	These options become exercisable in three annual installments on the anniversary of the grant date, subject to accelerated vesting upon closing of the Merger, and have a term of ten years, subject to earlier termination in certain events. The exercise price is equal to the closing price of our common stock on the NYSE on the date of grant.
(2)	Assumes annual rates of stock price appreciation for illustrative purposes only. Actual stock prices will vary from time to time based upon market factors and the Company’s financial performance. No assurance can be given that such rates will be achieved.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information with respect to options exercised during fiscal 2004 and exercisable and unexercisable options held by the Named Executive Officers as of December 31, 2004.

Name	Shares Acquired on Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John F. Lauletta	0	$0	358,726	247,200	$4,109,091	$2,719,490
Joseph C. Winkler	0	0	276,015	145,500	4,461,946	1,530,883
Haynes B. Smith, III	0	0	96,819	93,066	1,227,866	1,005,376
Clay C. Williams	0	0	143,175	72,733	2,418,822	748,777
James F. Maroney, III	0	0	106,648	42,667	1,681,207	461,011

(1)	Determined by calculating the spread between the market value of our common stock on the date of exercise and the exercise price of the options.
(2)	Based on the closing sales price of our common stock ($29.15) on the NYSE on December 31, 2004, minus the exercise price of the in-the-money option, multiplied by the number of shares to which the in-the-money option relates.

2004 and 2005 Management Incentive Plan

The Compensation Committee has established the Management Incentive Plan, which rewards eligible employees for the Company’s achievement of objective measurable financial performance, and, in certain circumstances, on a business unit or regional or divisional basis. The Management Incentive Plan is available to executive officers and senior management team members. The level of award is based on Company targeted performance and/or the targeted performance of one of the Company’s businesses or regional units compared to actual performance. The performance criteria and target levels are established at the beginning of the fiscal year. The performance criteria for the company’s executive officers under the 2004 and 2005 Management Incentive Plan is corporate earnings per share. In addition, 50% of Mr. Smith’s 2004 and 2005 bonus formula include certain operating profit targets for the Varco Services group. For all other eligible senior management members the target also includes specific regional unit operational objectives, such as operating profits. The resulting performance incentive award is a percentage of the participant’s base salary, ranging from 40% of base salary to 120% of base salary, depending on the level of the employee and the level of actual performance versus targeted performance. No bonus is paid with respect to the earnings per share performance criteria if the “expected” value for such performance criteria is not met. For the fiscal year ended December 31, 2004, the Company’s corporate earnings per share met the “stretch” level value, and as a result the Company paid bonus pursuant to the terms of the 2004 Management Incentive Plan to its executive officers, including the chief executive officer, valued at 80% to 120% of base salary, based on position within the Company.

Amendment and Restatement of the Supplemental Executive Retirement Plan

All of our executive officers are participants in the Amendment and Restatement of the Supplemental Executive Retirement Plan (the “Amended SERP”). We believe that the Amended SERP aids in our ability to attract, retain, motivate and provide financial security to executive employees who render valuable services to us.

The Amended SERP provides for retirement, death and disability benefits, payable over ten years. The annual benefit amount is generally equal to 50% of the average of a participant’s highest five calendar years of base salary, or, in the event of a change in control, the greater of such amount or the highest annual rate of base salary in the twelve months preceding a change of control, or the highest annual rate of base salary in the twelve months preceding the qualifying termination of employment or early retirement, as applicable. This annual benefit is subject to a service reduction in the event the participant retires or his employment is terminated prior to reaching age 65 (excluded from this reduction are certain terminations following a change in control). The benefits vest at the rate of 10% per year of service with us, and are fully vested upon a termination due to death, disability or in the event of a change in control. The Merger qualifies as a change in control under these provisions.

Based on historical earnings and presuming normal retirement at age 65, Messrs. Lauletta, Winkler, Smith, Williams and Maroney would be entitled to an annual benefit of approximately $282,667, $182,933, $142,580, $122,500 and $116,475, respectively.

Amendment and Restatement of the Executive Retiree Medical Plan

Participants in the Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (Effective as of November 15, 2001) (the “Medical Plan”) include all of our current executive officers, George Boyadjieff, our former chief executive officer and former director, and Richard A. Kertson, our director, based on his employment with a company we acquired in May 2000. Upon and following (i) certain retirements of a participant at or after age 55, or (ii) the death or disability of a participant, or (iii) certain terminations of a participant, the participant, his spouse and dependent children shall be provided the medical, dental, vision and prescription drug benefits that are then provided to our executive officers. These Medical Plan benefits are, however, conditioned upon our receipt of a monthly cash contribution in an amount not greater than that paid by our executive officers for similar benefits, and, in certain circumstances, the participant having achieved 10 years of service with us or any of our predecessor companies prior to retirement or termination of employment. In 2004, the Medical Plan was further amended to permit participation by any retired non-employee director who (a) is at least age 55, (b) served on our Board for at least 5 years, (c) does not have access to any other company-provided medical plan, and (d) pays the entire cost of all benefits provided under the Medical Plan (including the Company’s cost).

Executive Agreements

Standard Severance and Change in Control Severance Plans

We have two severance plans which are intended to provide financial security to our senior management and to match similar plans adopted by competitors in our industry. These plans are designed to retain and to motivate our key employees. One of the severance plans, the “standard severance plan,” pertains to involuntary terminations and the other severance plan, the “change in control severance plan,” pertains to terminations following a change in control. Each of our executive officers participates in both the standard and the change in control severance plans. In 2003, the Compensation Committee conducted a review of competitive practices regarding benefits payable following a change in control. Based upon this review, the Committee approved certain changes to the benefits provided to our executives under these plans, including a three-year payout of salary and bonus for all executive officers upon certain terminations following a change in control, instead of the 18 month to 3 year payout previously in place for our executive officers, based on position. The severance plans, as modified, are implemented by Amended and Restated Executive Agreements with the participants. The following is a summary of the benefits payable under our Amended and Restated Executive Agreements.

Standard Severance Plan. The standard severance plan provides participants with severance compensation and benefits following the involuntary termination of their employment with us, other than for cause (as defined), including the benefits set forth below.

•	A lump sum payment of between 100% and 200% of base salary, depending upon the participant’s position.

•	A lump sum cash bonus of between 40% and 60% of the participant’s annual base salary (known as bonus at expected value), depending upon the participant’s position, which bonus is pro-rated to the date of termination.

•	A lump sum cash bonus payment of between 40% and 60% of the participant’s annual base salary, depending upon the participant’s position, which bonus is pro-rated to the date of termination (except in the case of our Chief Executive Officer and Chief Operating Officer).

•	Full vesting of any restricted stock awards and payment of any awards earned under any intermediate or long-term bonus plan, payable in a lump sum.

Change in Control Severance Plan. The change in control severance plan provides enhanced benefits in the case of a change in control of us and are available if, within two years of the change in control, the participant is terminated other than for cause or if the participant terminates his employment for good reason (each as defined). Upon a qualifying termination following a change in control, the participants are entitled to severance compensation and benefits, including those set forth below.

•	A lump sum payment equal to three times base salary.

•	A lump sum cash payment equal to the participant’s annual bonus at the higher of Expected Value (as defined) or actual results during the year of termination, which is pro-rated to the date of termination.

•	A lump sum payment equal to three times bonus at Expected Value.

•	Full vesting of all accrued benefits under our 401(k) Plan, SERP, Deferred Compensation Plan and Medical Plan, as applicable.

•	A lump sum payment equal to three years of expected Company contributions under our 401(k) Plan and Deferred Compensation Plan.

•	Full vesting of any restricted stock awards and payment of awards earned under any intermediate or long-term bonus plan.

•	Full vesting of unvested stock options and an extended option exercise period.

•	The gross-up of certain payments, subject to excise taxes under the Internal Revenue Code of 1986, as amended from time to time and any successor thereto (the “Code”) as “parachute payments,” so that the participant receives the same amount he would have received had there been no applicable excise taxes.

Additional Benefits. Under both the standard severance plan and the change in control severance plan, a participant is entitled to receive upon a qualifying termination, medical and dental benefits (based on the cost sharing arrangement in place on the date of termination), and automobile benefits payable throughout the payout period (which ranges from one year to three years) and outplacement services valued at not more than 15% of base salary.

Board Compensation and Benefits

Based upon recommendations of our Compensation Committee and its compensation consultants, the Board of Directors approved modifications to our non-employee director compensation program, effective as of October 1, 2003. Each of our non-employee directors is entitled to receive $45,000 per year as an annual retainer for service on the Board of Directors, plus $1,500 for each meeting attended in person and $500 per telephonic meeting of the Board of Directors. In addition, the members of the Audit and Compliance Committee are entitled to an additional annual retainer in the amount of $15,000 for the Chair and $7,500 for all other members. The members of the Compensation Committee and the Nominating/Corporate Governance Committee are entitled to receive an additional annual retainer in the amount of 10,000 for the Chair and $5,000 for all other members. Each member of these committees, including the Chair, is entitled to receive an attendance fee of $1,500 for each committee meeting attended in person and $500 for each committee meeting attended telephonically.

Commencing in January 2004, non-employee directors are automatically granted deferred stock units with a total value of $45,000, based on the closing price of our common stock on the date of grant. These grants are made upon initial election or appointment to the Board and on an annual basis on the date of the annual grant of stock options to employees of the Company, which occurs in January of each year. Thus, on January 28, 2004, each of Messrs. Dotson, Kertson, Mattson, Smisek, Swanson and Woods were automatically granted 2,057 deferred stock units, and on May 20, 2004 Mr. Armstrong was automatically granted 2,307 deferred stock units upon his initial election to the Board. Each deferred stock unit is payable in shares of common stock on a one for one basis and vest one year from the date of grant. Deferred stock units also vest fully in the event of retirement, death or disability. Each director may make a timely election as to the timing of the distribution of the underlying shares of common stock to either be: (i) one year following the date grant, (ii) five years following the date of grant, or (iii) upon termination of service to the Company. There are no stockholder rights associated with the deferred stock units and such rights only occur upon issuance of the underlying common stock.

During 2004, Mr. Swanson participated in our Deferred Compensation Plan, pursuant to which non-employee directors are permitted to defer all or a portion of the compensation they receive from us in directors fees. The plan is a non-qualified, and non-funded plan. The fees deferred are deemed invested into specified investment vehicles, as determined by the participant.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are James D. Woods (Chairman), Jeffery A. Smisek and Eric L. Mattson. None of such persons is an officer or employee of the Company or any of our subsidiaries. During 2004, none of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director or member of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 11, 2005, the amount and percentage of the outstanding shares of our common stock, which, according to the information furnished to us, are beneficially owned by:

•	each stockholder known by us to beneficially own 5% or more of the outstanding shares of our common stock;

•	each current director and one additional nominee who currently does not serve as a director;

•	our Named Executive Officers as defined on page 5; and

•	all current executive officers and directors as a group.

The number and percentage of shares beneficially owned is based on 98,468,554 shares outstanding as of February 11, 2005. Beneficial ownership includes any shares as to which the stockholder has voting power or investment power and any shares that the stockholder has the right to acquire within 60 days of February 11, 2005 through the exercise of any stock option, warrant or other right. Unless otherwise indicated in the table or the footnotes, each stockholder has sole voting and investment power, or shares these powers with his spouse, with respect to the shares shown as beneficially owned.

	Shares Beneficially Owned
Beneficial Owner	Outstanding Common Stock Shares(1)	Outstanding Options Exercisable Within 60 Days(2)	Percent of Class
Directors and Named Executive Officers
Greg L. Armstrong	2,000	0	*
George S. Dotson	6,331	44,500	*
Richard A. Kertson(3)	39,177	16,000	*
John F. Lauletta	67,177	605,926	*
Eric L. Mattson	6,057	30,000	*
Jeffery A. Smisek	7,507	22,000	*
Douglas E. Swanson	3,258	28,000	*
James D. Woods	4,907	34,937	*
James F. Maroney, III	17,983	149,315	*
Kenneth L. Nibling	22,517	122,173	*
Haynes B. Smith, III	37,799	189,885	*
Clay C. Williams	23,964	215,908	*
Joseph C. Winkler	120,557	421,505	*
All current directors and executive officers as a group (13 persons)	359,234	1,880,159	2.20%

Beneficial Owner	Outstanding Common Stock Shares(1)	Outstanding Options Exercisable Within 60 Days	Percent of Class
5% Beneficial Holders

FMR Corp.(4) 82 Devonshire Street Boston, Massachusetts 02109	14,670,104	0	14.90%

Franklin Resources, Inc.(5) One Franklin Parkway San Mateo, California 94403-1906	5,700,731	0	5.79%

Barclays Global Investors NA (and related entities)(6) 45 Fremont Street San Francisco, CA 94105	5,175,972	0	5.26%

*	Less than one percent of the shares of common stock outstanding.
(1)	Includes shares deemed held by executive officers and directors in the Company’s 401(k) Plan and Deferred Compensation Plan.
(2)	Gives effect to the acceleration of certain options held by our executive officers and certain directors that will occur as a result of the Merger.
(3)	Includes 625 shares held by the Kertson Family Grandchildren’s Education Trust, as to which Mr. Kertson and his wife serve as trustees.
(4)	Based on information contained in the Schedule 13G/A filed on February 14, 2005 by FMR Corp. FMR Corp. has sole dispositive power over all 14,670,104 shares and sole voting power as to 2,617,564 shares. All of the shares are also deemed to be beneficially owned by Edward C. Johnson 3d, Chairman and a stockholder of FMR Corp., and Abigail P. Johnson, a director and stockholder of FMR Corp. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., is the holder of 12,052,540 of these shares, which are owned by various registered investment companies, with respect to which Mr. Johnson and FMR Corp. have sole dispositive power but no voting power. Of these investment companies, Fa Mid Cap Stock Fund holds 5,430,700 shares. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank, is the holder of 2,287,926 of these shares over which Mr. Johnson and FMR Corp. have sole dispositive power and sole voting power.
(5)	Based on information contained in the Schedule 13G/A filed on February 14, 2005 by Franklin Resources, Inc., as the parent holding company for investment advisory subsidiaries to closed-end investment companies or other managed accounts, and by Charles B. Johnson and Rupert H. Johnson, Jr., principal shareholders of Franklin Resources, who are deemed the beneficial owners of all of these shares. Franklin Advisors, Inc., an investment advisory subsidiary of Franklin Resources, is the holder of and has sole voting and dispositive power with respect to 5,700,731 shares. Franklin Advisors, Inc., an investment advisory subsidiary of Franklin Resources is holder of and has sole voting and dispositive power with respect to 3,518,181 shares. Templeton Global Advisors Limited, an investment advisor subsidiary of Franklin Resources, is the holder of and has sole voting and dispositive power with respect to 2,015,470 shares. Franklin Templeton Investment Management Limited, an investment advisor of Franklin Resources is the holder of and has sole and dispositive power with respect to 165,847 shares. Franklin Templeton Investment Corp., an investment advisor of Franklin Resources is the holder of and has sole and dispositive power with respect to 1,200 shares. Franklin Templeton Portfolio Advisors, Inc. an investment advisor of Franklin Resources is the holder and has sole dispositive power with respect to 33 shares.

(5)	Based on information contained in the Schedule 13G filed on February 14, 2005 by: (i) Barclays Global Investors, NA, a bank, reporting beneficial ownership over 4,244,140 shares, with sole voting power over 3,566,317 shares and sole dispositive power over all such shares; (ii) Barclays Global Fund Advisors, an investment advisor reporting beneficial ownership over 696,599 shares, with sole voting power over 674,525 shares and sole dispositive power over all of the shares; (iii) Barclays Global Investors, Ltd., a bank, reporting beneficial ownership over 117,433 shares, with sole voting and dispositive power over all of the shares; (iv) Barclays Bank plc, a bank, reporting beneficial ownership over 33,100 shares, with sole voting and dispositive power over all of the shares; and (v) Barclays Capital Securities Limited, a bank, reporting beneficial ownership over 78,700 shares, with sole voting and dispositive power over all of the shares; and (vi) Palomino Limited, reporting beneficial ownership over 6,000 shares, with sole voting and dispositive power over all of the shares. The principle place of business of: Barclays Global Fund Advisors is 45 Fremont Street, San Francisco, CA 94105; Barclays Global Investors Ltd is 1 Royal Mint Court, London, EC3N 4HH; Barclays Bank plc, is 54 Lombard Street, London, England EC3P 3AH; Barclays Capital Securities Limited is Canary Wharf, London England E14 4BB; and Palomino Limited is Walker House Mary Street, P.O. Box 908 GT, George Town, Grand Cayman.

Table of Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at 12/31/04 (a)		Weighted-average exercise price of outstanding options, warrants and rights, at 12/31/04 (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) at 12/31/04 (c)
Equity compensation plans approved by security holders	5,403,431	(1)	$17.34	(1)	4,284,711	(1)

Employee Stock Purchase Plan approved by security holders	n/a		n/a		855,048

Equity compensation plans not approved by security holders(2)	20,748	(2)	n/a		0

Total	5,424,179	(1)	$17.34	(1)	5,139,759	(1)

(1)	Excludes 443,013 options with a weighted average exercise price of $18.83 per share assumed by the Company in connection with the merger of Varco International, Inc., a California corporation, with and into the Company in May 2000. The plans governing these options were terminated as to future option grants as of the time of the merger.
(2)	Represents amounts accrued under our Varco International, Inc. Deferred Compensation Plan (Effective January 1, 2003) (the “DCP”), and invested in the Varco International Common Stock Fund maintained under the DCP. The DCP is a non-funded, non-qualified, defined contribution, excess benefit plan maintained for a select group of highly compensated employees and directors. Selected employees are permitted to defer compensation to the extent such employee’s contribution under our 401(k) plan is restricted or limited by governmental or 401(k) plan limitations. The Company provides a matching contribution to the employee’s contribution on a dollar-for-dollar basis up to 4% of the employee’s compensation, reduced by any match allocated to the employee under our 401(k) plan. Amounts deferred and Company matching contributions under the DCP appreciate or depreciate based upon deemed investment in different third-party investment vehicles, as specified by the participant. Prior to January 1, 2003, one of the investment vehicles was a Varco International Common Stock Fund. Effective as of January 1, 2003, no further deferrals, transfers or investments may be made into the Varco International Common Stock Fund under the DCP or our 401(k) plan. After January 1, 2003, only transfers out of this fund will be permitted. Distributions under the DCP are made upon termination of employment or Board service, hardship and upon In-Service requests (which are subject to a 10% penalty). Distributions from the DCP are payable in cash or stock to the extent stock is then credited to the participant’s account.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees billed by Ernst & Young LLP, our independent public accountants, with respect to the years ended December 31, 2003 and December 31, 2004 were as follows:

Audit Fees

The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the applicable year, and performance of statutory audits for the applicable year were approximately $1,966,000 and $1,438,000, for fiscal 2004 and fiscal 2003, respectively.

Audit-Related Fees

The aggregate fees billed for services rendered by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2004 and December 31, 2003 were approximately $146,000 and $150,000, respectively. Audit related fees consist primarily of professional services for benefit plan financial statements and related Form 11-K audits, as well as due diligence services.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning were approximately $335,000 and $359,000 for the years ended December 31, 2004 and December 31, 2003, respectively. These fees consisted primarily of local tax compliance and planning advice for our international operations.

Financial Information Systems Design and Implementation Fees

We did not engage Ernst & Young LLP to provide advice to us regarding financial information systems design and implementation during fiscal 2004 or 2003.

All Other Fees

Other fees billed for services rendered by Ernst & Young LLP consisting of certain benefit plan analysis for the years ended December 31, 2004 and December 31, 2003 were approximately $0 and $70,000, respectively.

The Audit and Compliance Committee has reviewed the non-audit services provided by Ernst & Young LLP and determined that the provision of these services during fiscal 2004 is compatible with maintaining Ernst & Young LLP’s independence.

Pre-Approval Policy

The Audit and Compliance Committee pre-approves all audit and permissible non-audit fees, provided, however, the Audit and Compliance Committee has adopted a policy that authorizes a certain amount of fees per year to be paid to Ernst & Young LLP in performing services related to (i) acquisition and due diligence matters, and (ii) consultation and accounting treatment issues, without obtaining such pre-approval.

Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Ernst & Young LLP was approved in advance by our Audit and Compliance Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) See Index to Exhibits below

EXHIBIT INDEX

Exhibit No.	Description	Note No.
2.1	Amended and Restated Agreement and Plan of Merger, effective as of August 11, 2004, by and between the Company and National-Oilwell, Inc.	(Note 23)

3.1	Third Amended and Restated Certificate of Incorporation of Varco International, Inc., dated May 30, 2000.	(Note 1)

3.2	Third Amended and Restated Bylaws.	(Note 1)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Varco International, Inc., dated November 30, 2000.	(Note 1)

4.1	Rights Agreement, dated as of November 29, 2000, by and between the Company and Chase Mellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Varco International, Inc. as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Shares as Exhibit C.	(Note 1)

4.1.1	Rights Agreement Amendment No. 1, dated as of August 11, 2004, to the Rights Agreement dated as of November 29, 2000, between the Company and Mellon Investor Services LLC, as Rights Agent.	(Note 24)

4.2	Purchase Agreement dated as of October 1, 1991 between the Company and Baker Hughes Incorporated regarding certain registration rights.	(Note 2)

4.3	Registration Rights Agreement dated April 24, 1996 among the Company, SCF III, L.P., D.O.S. Partners L.P., Panmell (Holdings), Ltd. And Zink Industries Limited.	(Note 3)

4.4	Registration Rights Agreement dated March 7, 1997 among the Company and certain stockholders of Fiber Glass Systems, Inc.	(Note 4)

4.5	Indenture, dated as of February 25, 1998, between the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $100,000,000 aggregate principal amount of 7.5% Senior Notes due 2008; Specimen Certificate of 7.5% Senior Notes due 2008 (private notes); and Specimen Certificate at 7.5% Senior Notes due 2008 (public notes).	(Note 5)

4.5.1	Fifth Supplemental Indenture dated September 30, 2004 to Indenture dated February 25, 1998 by and among the Company, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.	(Note 27)

4.6	Indenture, dated as of May 1, 2001, among the Company, the Guarantors named therein and The Bank of New York as trustee, relating to $200,000,000 aggregate principal amount of 7.25% Senior Notes due 2011; Specimen Certificate of 7.25% Senior Notes due 2011 (private notes); and Specimen Certificate of 7.25% Senior Notes due 2011 (public notes).	(Note 6)

4.6.1	Third Supplemental Indenture dated September 30, 2004 to Indenture dated May 1, 2001 by and among the Company, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.	(Note 27)

4.7	Indenture, dated as of November 19, 2002, between the Company, the guarantors named therein and The Bank of New York Trust Company of Florida as trustee, relating to $150,000,000 aggregate principal amount of 5.5% Senior Notes due 2012 (private notes) Specimen Certificate of 5.5% Senior Notes due 2012 (private notes); and Specimen Certificate of 5.5% Senior Notes due 2012 (public notes).	(Note 7)

4.7.1	First Supplemental Indenture dated September 30, 2004 to Indenture dated November 19, 2002 by and among the Company, the Guarantors named therein and the Bank of New York Trust Company, N.A. as trustee.	(Note 27)

4.8	Registration Rights Agreement dated as of November 19, 2002, among the Company and Salomon Smith Barney Inc.	(Note 7)

10.1	Credit Agreement, dated as of June 30, 2004, among the Company, as the Borrower, Wells Fargo Bank Texas, National Association, as Administrative Agent, Bank One, NA, and Comercia Bank as Co-Syndication Agents, Credit Suisse First Boston, as Documentation Agent, and the other Banks a party thereto.	(Note 26)

10.1.1	Release of Guaranty Obligations dated September 30, 2004 related to the Credit Agreement dated June 30, 2004 by Wells Fargo Bank, N.A. as administrative agent.	(Note 27)

10.1.2	Amendment No. 1, Consent, and Agreement, dated as of January 14, 2005, among the Company, the lenders party to the credit agreement, dated June 30, 2004, and Wells Fargo, N.A., as administrative agent.	(Note 28)

10.2*	Varco International, Inc. Deferred Compensation Plan (effective January 1, 2003)	(Note 21)

10.3*	2003 Equity Participation Plan of Varco International, Inc.	(Note 22)

10.3.1*	Form of Non-qualified Stock Option Agreement for Employees and Consultants; Form of Non-qualified Stock Option Agreement for Independent Directors.	(Note 20)

10.3.2*	Form of Signature Page for Executive Officer Stock Option Agreement	(Note 25)

10.4*	Amended and Restated Stock Option Plan for Key Employees of Tuboscope Vetco International Corporation; Form of Revised Incentive Stock Option Agreement; and Form of Revised Non-Qualified Stock Option Agreement.	(Note 8)

Exhibit No.	Description	Note No.
10.5*	Stock Option Plan for Non-Employee Directors; Amendment to Stock Option Plan for Non-Employee Directors; and Form of Stock Option Agreement.	(Note 9)

10.6*	Amendment and Restatement of the Varco International, Inc. Supplemental Executive Retirement Plan (effective as of November 15, 2001)	(Note 21)

10.7	Lease dated March 7, 1975, as amended	(Note 10)

10.7.1	Agreement dated as of January 1, 1982, with respect to Lease included as Exhibit 10.8	(Note 11)

10.7.2	Agreement dated as of January 1, 1984, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.3	Agreement dated as of February 8, 1985, with respect to Lease included as Exhibit 10.8	(Note 12)

10.7.4	Agreement dated as of April 12, 1985, with respect to Lease included as Exhibit 10.8	(Note 13)

10.7.5	Amendment dated as of January 11, 1996, with respect to Lease included as Exhibit 10.8	(Note 14)

10.8	Standard Industrial Lease-Net dated September 29, 1988 for the premises at 743 N. Eckhoff, Orange, California	(Note 15)

10.8.1	First amendment dated as of January 11, 1996 to Lease included as Exhibit 10 B	(Note 14)

10.9*	The Varco International, Inc. 1990 Stock Option Plan, as amended	(Note 16)

10.9.1*	Amendments to the Varco International, Inc. 1990 Stock Option Plan	(Note 17)

10.10*	Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 14)

10.10.1*	Amendment to Varco International, Inc. 1994 Directors’ Stock Option Plan	(Note 18)

10.11*	Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan (effective as of November 15, 2001)	(Note 21)

10.11.1*	First Amendment to the Amendment and Restatement of the Varco International, Inc. Executive Retiree Medical Plan	(Note 25)

10.12*	Form of Amendment and Restated Executive Agreement of certain members of senior management	(Note 25)

10.13*	Agreement with George Boyadjieff dated November 29, 2002	(Note 21)

10.13.1*	First Amendment to Agreement with George Boyadjieff dated December 19, 2003	(Note 25)

10.14*	Form of Amended and Restated Indemnification Agreement	(Note 27)

10.15*	Form of Deferred Stock Unit Award	(Note 25)

31.1	Rule 13a/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a/15d-14(a) Certification of Chief Financial Officer

32.1(+)	Section 1350 Certification of Chief Executive Officer

32.2(+)	Section 1350 Certification of Chief Financial Officer

For purposes of this list of exhibits and the notes below, the term “Company” refers to the registrant, Varco International, Inc., a Delaware corporation formerly known as Tuboscope Inc., and the term “Varco” refers to Varco International, Inc., a California corporation which merged with and into the registrant on May 30, 2000.

(*)	Management contract, compensation plan or arrangement.
(+)	In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

Note 1	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 9, 2001.

Note 2	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-43525), filed on October 24, 1991.

Note 3	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 16, 1996.

Note 4	Incorporated by reference to the Company’s Current Report on 8-K, filed on March 20, 1997.

Note 5	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-51115), filed on April 27, 1998.

Note 6	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-64226), filed on June 29, 2001.

Note 7	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-102162), filed on December 23, 2002.

Note 8	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72150), filed on November 24, 1993.

Note 9	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 33-72072), filed on November 23, 1993.

Note 10	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1981, filed on March 18, 1982.

Note 11	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1982, filed on March 29, 1983.

Note 12	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1984, filed on March 29, 1985.

Note 13	Incorporated by reference to Varco’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1985, filed on July 30, 1985.

Note 14	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

Note 15	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed on March 30, 1989.

Note 16	Incorporated by reference to Varco’s Registration Statement on Form S-8, Registration No. 333-21681, filed on February 12, 1997.

Note 17	Incorporated by reference to Varco’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 24, 2000.

Note 18	Incorporated by reference to Varco’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 26, 1998.

Note 19	Incorporated by reference to the Company’s Registration Statement of Form S-4 (333-34582), filed on April 12, 2000.

Note 20	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, filed on November 8, 2002.

Note 21	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003.

Note 22	Incorporated by reference to the Company’s Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2003, filed on May 20, 2003.

Note 23	Incorporated by reference to Annex A to the document forming a part of National-Oilwell’s Registration Statement on Form S-4 (File No. 333-119071) filed on September 16, 2004.

Note 24	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 12, 2004.

Note 25	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed on May 6, 2004.

Note 26	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed on August 5, 2004.

Note 27	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed on November 9, 2004.

Note 28	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 26, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VARCO INTERNATIONAL, INC.

Dated: March 7, 2005	By:	/s/ John F. Lauletta
John F. Lauletta Chairman of the Board and Chief Executive Officer